Form 10QSB
period 1995-03-31
CORNING NATURAL GAS CORP
filed 1995-05-02
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended       March 31, 1995

Commission File Number         0-643

                 Corning Natural Gas Corporation
     (Exact name of registrant as specified in its charter)


           New York                             16-0397420

 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)          identification No.)


   330 W. William St,. P.O. Box 58, Corning, New York 14830



   607-936-3755

   (Registrant's telephone number, including area code)




   (Former name, former address and former fiscal year, if
                   changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                     Yes           No

     There were 460,000 shares of Common Stock outstanding at the end of the quarter. There is only one class of Common Stock and no Preference Stock outstanding.

Management's Discussion

     Operating revenues for the quarter ending March 31, 1995 were $3,121,592 or 82% more than the quarter ending December 31, 1994 and $1,825,474 or 21% less than the quarter ending March 31, 1994.

     Degree days for the quarter ending March 31, 1995 were 549 or 22% more than the quarter ending December 31, 1994 and 670 or 18% less than the quarter ending March 31, 1994. Since much of the Company's sales are dependent on weather conditions, the effects of the changes in degree days are reflected in the total MCF (thousand Cubic feet) deliveries.

                                             Increase (Decrease)
                                             From Quarter Ending
                         Actual MCF Deliveries     3/31/95

Quarter Ending 03/31/95        3,139,622
Quarter Ending 12/31/94        1,990,968         (1,148,654)
Quarter Ending 03/31/94        3,456,741         (  317,119)

     MCF deliveries include transportation of customer owned gas for specific end use customers for which the Company receives a fee equal to its normal markup for transporting the gas.

     Operating expenses, made up largely of the cost of purchased gas were $2,425,881 or 70% more than the quarter ending December
31, 1994 and $1,786,501 or 23% less than the quarter ending March
31, 1994.

     Net Income was $316,021 or 116% more than the quarter ended
December 31, 1994 and $21,296 or 3% less than the quarter ending
March 31, 1994.

     Since the Company's business is seasonal by quarters, results for the first three months of 1995 should not be used as an indication of what results for the full twelve months of 1995 may be.

     In October, 1993, the Company commenced operating in the deregulated environment brought on by the implementation of Federal Energy Regulatory Commission Order 636. The Company now makes purchasing decisions at the wellhead and must arrange and monitor the delivery of gas through the national pipeline network. This is a daily and even an hourly process. The Company's gas supply portfolio is now comprised of numerous contracts, short-term in length, ranging from 3 days to 2 years. This is in stark contrast to the traditional long-term 20 year contracts. Producer spot market prices change daily and escalate during periods of peak demand. Another responsibility of the Company under deregulation is the management of much greater levels of storage gas. The Company held 608,150 Mcf in storage at December 31, 1994 valued at $1,234,700 compared to 575,452 Mcf with a value of $1,491,000 a year earlier. The system was certainly put to the test in the first winter of deregulation, and the Company came through the cold snap without any major problems.

     Internal generation of funds should be sufficient to meet the needs of the Company coupled with some intermittent short-term borrowings.

     There has been no change in independent public accountants.
The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1995.

     The information furnished herewith reflects all adjustments which are in the option of management necessary to a fair statement of the results for the period. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

     The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

     The statements contained herein have not been examined or certified by a firm of certified public accountants.

     There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending March 31, 1995.
SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CORNING NATURAL GAS CORPORATION

                         (Registrant)



Date     April 21, 1995              THOMAS K. BARRY

                                     Thomas K. Barry, Chairman of
                                     the Board, President and

                                     C.E.O.



Date     April 21, 1995              GARY K. EARLEY

                                     Gary K. Earley, Treasurer





























                 CORNING NATURAL GAS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                            UNAUDITED
                           FORM 10 QSB

                                   FOR QUARTER ENDED
                         March 31, 1995        March 31, 1994

Operating Revenues    $    6,948,702       $     8,774,176

Cost and Expense
  Operating Expenses       5,878,361             7,664,862
  Interest Expense           222,546               194,947
  Federal Income Tax         302,204               344,559
  Other Deductions Net         2,954                 6,871

Total Costs and Expenses   6,406,065             8,211,239

Operating Income             542,637               562,937

Other Income                   7,866                 9,395

Corning Natural Gas Appl. Corp.
  Operating Revenues         470,542               458,294
  Depreciation                56,911                53,906
  Other Operating Expenses   350,915               348,671
  Federal Income Tax          25,244                18,778
Net Income of Appl. Corp.     37,472                36,939

Net Income             $     587,975         $     609,271
                           =========             =========

Earnings Per Share     $       1.278         $        1.32

Dividends Per Share    $        .31                   .305

Total Dividends Paid   $     142,600               140,300

Shares of common stock outstanding were 460,000 at March 31, 1995. Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends paid divided by shares outstanding at the time.

See Management's Discussion & Analysis on Page 5
CORNING NATURAL GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FORM 10-QSB - UNAUDITED

                                        March 31, 1995    March
31, 1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 587,975
609,271
  Adjustments to Reconcile Net
      Income to Net Cash
  Provided by Operating Activities:
     Depreciation                            170,147
162,279
     All. for Funds Used During Const.             0
(1,568)
     Changes in Assets and Liabilities:
     (Increase) Decrease in:
       Accounts Receivable                  (641,653)
(945,966)
       Materials, Supplies & Appliance
          Inventory                          667,829
1,157,962
       Other Deferred Charges              2,352,536
2,049,374
       Prepaid and Other Assets              160,605
81,722
     Increase (Decrease) in:
       Accounts Payable                     (171,295)
20,080
       Accrued General Taxes                  86,906
97,563
       Accrued Federal Income Tax            149,509
510,612
       Deferred Federal Income Tax          (209,452)
(287,621)
       Other Liabilities and Deferred
          Credits                           (588,273)
(210,838)

     Net Cash Provided (used) by
          Operating Activities             2,564,834
3,242,870

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                   (112,188)
(123,004)
     Allowance for Funds Used During
          Construction                             0
1,568
     Net Cash Used in Investing Activities  (112,188)
(121,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Borrowings (Repayments) Under
          Line-of-Credit Agreement        (2,045,000)
(2,690,000)
     Dividends Paid                         (142,600)
(140,300)
     Repayment of Long-Term Debt                   0

 0
     Restricted Funds used for
          Qualified Additions                      0

 0
     Common Stock Issued                           0

 0
     Net Cash Provided (Used In)
          Financing Activities            (2,187,600)
(2,830,300)

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                    265,046
291,134

CASH AND CASE EQUIVALENTS AT
     BEGINNING OF PERIOD                     183,086
203,837

CASH AND CASH EQUIVALENTS AT END OF PERIOD   448,132
494,971
                                          ===========
===========

Supplemental Disclosures of Cash Flow
     Information:
     Cash Paid During The Year For:

     Interest (Net of Amount Capitalized)    150,075
115,880
     Income Taxes                             11,000

 0
                         CORNING NATURAL GAS CORPORATION
                  Consolidated Balance Sheet At March 31, 1995

Assets                                       3/31/95
12/31/94
Gas Utility Plant                        $ 18,209,888     $
18,144,174
Non-Utility Principally Rented Gas Appl.    2,310,205
2,278,930
                                           20,520,093
20,423,104
Less: Accum. Provision for Depreciation    (7,079,007)
(6,924,059)
                                         $ 13,441,086     $
13,499,045
Current Assets:
Cash and Equivalents                           448,132
183,086
Restricted Short-Term Investments                    0

  0
Accounts Receivable                          1,978,213
1,336,560
Materials, Supplies and Inventories          1,064,211
1,732,040
Prepayments and Other                          652,160
812,765
     Total Current Assets                    4,142,716
4,064,451

Non-Current Assets:
Def. Tax Assets                                557,095
1,016,661
Def. Debits - Acctg. for Income Taxes          652,738
518,923
Deferred Debits                              1,313,514
3,340,299
     Total Non-Current Assets                2,523,347
4,875,883

     Total Assets                         $ 20,107,149    $
22,439,379
                                            ==========
==========

Capitalization and Liabilities
Capitalization:
     Common Stock                            2,300,000
2,300,000
     Premium on Capital Stock-Common           653,346
653,346
     Retained Earnings                       2,543,044
2,097,669
                                             5,496,390
5,051,015
Long Term Debt                               6,400,000
6,400,000
Total Capitalization                        11,896,390
11,451,015

Current Liabilities:
     Short Term Notes Payable                1,610,000
3,655,000
     Accounts Payable                        1,433,809
1,605,104
     Customer Deposits and Accrued Int.        194,152
189,785
     Accrued Federal Income Tax                149,509

  0
     Other Accrued Taxes                       175,432
88,526
     Current Maturities of Long Term Debt      100,000
100,000
     Other Current and Accrued Liabilities     431,454
1,395,312
          Total Current Liabilities          4,094,356
7,033,727
Accrued Deferred FIT                         2,756,740
2,966,192
Reserves and Other Liabilities               1,359,663
988,445

     Total Liabilities and Capitalization $ 20,107,149    $
22,439,379
                                            ==========
==========

See Management's Discussion & Analysis on Page 5