Form 10-Q/A
period 1995-03-31
CORNING NATURAL GAS CORP
filed 1995-06-26
CIK 24751

[ARTICLE] UT

[PERIOD-TYPE]                   QTR-1                   QTR-1
YEAR
[FISCAL-YEAR-END]                              [BLANK]                 [BLANK]
               [BLANK]
[PERIOD-END]                               MAR-31-1995             MAR-31-1994
           DEC-31-1994
[BOOK-VALUE]                                  PER-BOOK                PER-BOOK
              PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                   13,441,086                 [BLANK]
            13,499,045
[OTHER-PROPERTY-AND-INVEST]                          0                       0
                     0
[TOTAL-CURRENT-ASSETS]                       4,142,716                 [BLANK]
             4,064,451
[TOTAL-DEFERRED-CHARGES]                     2,523,347                 [BLANK]
             4,875,883
[OTHER-ASSETS]                                 [BLANK]                 [BLANK]
               [BLANK]
[TOTAL-ASSETS]                              20,107,149                 [BLANK]
            22,439,379
[COMMON]                                     2,300,000                 [BLANK]
             2,300,000
[CAPITAL-SURPLUS-PAID-IN]                      653,346                 [BLANK]
               653,346
[RETAINED-EARNINGS]                          2,543,044                 [BLANK]
             2,097,669
[TOTAL-COMMON-STOCKHOLDERS-EQ]               5,496,390                 [BLANK]
             5,051,015
[PREFERRED-MANDATORY]                          [BLANK]                 [BLANK]
               [BLANK]
[PREFERRED]                                    [BLANK]                 [BLANK]
               [BLANK]
[LONG-TERM-DEBT-NET]                         6,400,000                 [BLANK]
             6,400,000
[SHORT-TERM-NOTES]                           1,610,000                 [BLANK]
             3,655,000
[LONG-TERM-NOTES-PAYABLE]                      [BLANK]                 [BLANK]
               [BLANK]
[COMMERCIAL-PAPER-OBLIGATIONS]                 [BLANK]                 [BLANK]
               [BLANK]
[LONG-TERM-DEBT-CURRENT-PORT]                  100,000                 [BLANK]
               100,000
[PREFERRED-STOCK-CURRENT]                      [BLANK]                 [BLANK]
               [BLANK]
[CAPITAL-LEASE-OBLIGATIONS]                    [BLANK]                 [BLANK]
               [BLANK]
[LEASES-CURRENT]                               [BLANK]                 [BLANK]
               [BLANK]
[OTHER-ITEMS-CAPITAL-AND-LIAB]               6,500,759                 [BLANK]
             7,233,364
[TOT-CAPITALIZATION-AND-LIAB]               20,107,149                 [BLANK]
            22,439,379
[GROSS-OPERATING-REVENUE]                    6,948,702               8,771,176
               [BLANK]
[INCOME-TAX-EXPENSE]                           302,204                 344,559
               [BLANK]
[OTHER-OPERATING-EXPENSES]                   5,881,315               7,671,733
               [BLANK]
[TOTAL-OPERATING-EXPENSES]                   6,183,519               8,016,292
               [BLANK]
[OPERATING-INCOME-LOSS]                        765,183                 757,884
               [BLANK]
[OTHER-INCOME-NET]                              45,338                  46,334
               [BLANK]
[INCOME-BEFORE-INTEREST-EXPEN]                 810,521                 804,218
               [BLANK]
[TOTAL-INTEREST-EXPENSE]                       222,546                 194,947
               [BLANK]
[NET-INCOME]                                   587,975                 609,271
               [BLANK]
[PREFERRED-STOCK-DIVIDENDS]                    [BLANK]                 [BLANK]
               [BLANK]
[EARNINGS-AVAILABLE-FOR-COMM]                  587,975                 609,271
               [BLANK]
[COMMON-STOCK-DIVIDENDS]                       142,600                 140,300
               [BLANK]
[TOTAL-INTEREST-ON-BONDS]                      150,075                 115,880
               [BLANK]
[CASH-FLOW-OPERATIONS]                       2,564,834               3,242,870
               [BLANK]
[EPS-PRIMARY]                                    1.278                   1.320
               [BLANK]
[EPS-DILUTED]                                  [BLANK]                 [BLANK]
               [BLANK]