Form 10QSB
period 1995-06-30
CORNING NATURAL GAS CORP
filed 1995-08-16
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended       June 30, 1995

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

     Operating revenues for the quarter ending June 30, 1995 were $214,501 or 6% less than the quarter ending December 31, 1994 and $1,239,184 or 52% more than the quarter ending June 30, 1995.

     Degree days for the quarter ending June 30, 1995 were 1168 or 54% less than the quarter ending December 31, 1994 and 86 or 10% more than the quarter ending June 30, 1995. Since much of the Company's sales are dependent on weather conditions, the effects of the changes in degree days are reflected in the total MCF (thousand Cubic feet) deliveries.

                                             Increase (Decrease)
                                             From Quarter Ending
                         Actual MCF Deliveries     6/30/95

Quarter Ending 06/30/95        1,460,330
Quarter Ending 12/31/94        1,990,968            530,638
Quarter Ending 06/30/94        1,448,913         (   11,417)

     MCF deliveries include transportation of customer owned gas for specific end use customers for which the Company receives a fee equal to its normal markup for transporting the gas.

     Operating expenses, made up largely of the cost of purchased gas were $47,981 or 1% less than the quarter ending December
31, 1994 and $1,285,334 or 61% more than the quarter ending June
30, 1995.

     Net Income was $238,540 or 88% less than the quarter ended
December 31, 1994 and $18,214 or 35% less than the quarter ending
June 30, 1995.

     Since the Company's business is seasonal by quarters, results for the first six months of 1995 should not be used as an indication of what results for the full twelve months of 1995 may be.

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

     There has been no change in independent public accountants.
The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1995.

     The information furnished herewith reflects all adjustments which are in the opinion of management necessary to a fair statement of the results for the period. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

     The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

     The statements contained herein have not been examined or certified by a firm of certified public accountants.

     There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending June 30, 1995.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CORNING NATURAL GAS CORPORATION

                         (Registrant)



Date     August 14, 1995             THOMAS K. BARRY

                                     Thomas K. Barry, Chairman of
                                     the Board, President and
                                     C.E.O.



Date     August 14, 1995             GARY K. EARLEY

                                     Gary K. Earley, Treasurer


                     CORNING NATURAL GAS CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                                 UNAUDITED
                                FORM 10 QSB

                              FOR QUARTER ENDED               6 MONTHS ENDED
                      06/30/95         06/30/94        06/30/95      06/30/94

Op Revenues       $  3,612,609   $    2,373,425   $  10,561,311  $  11,147,601
Cost and Expense
Op Expenses          3,404,499        2,119,165       9,282,860      9,784 027
Interest Expense       188,059          198,261         410 605        393,208
Fed Income Tax         17,818           43,574          320,022        388,133
Other Deducts Net       2,350            5,624            5,304         12,495

Total Expenses      3,612,726        2,366,624       10,018,791     10,577,863

Op Income               (117)            6,801          542,520        569,738

Other Income            4,360            7,484           12,226         16,879

Corning Natural Gas Appl. Corp.

Operating Revenues    468,545          461,490          939,087        919,784
Depreciation Expense   59,529           53,157          116,440        107,063
Other Opg Expenses    364,286          351,470          715,201        700,141
Federal Income Tax     15,559           19,520           40,803         38,298

Net Income Appl Corp   29,171           37,343           66,643         74,282

Net Income        $    33,414    $      51,628          621,389        660,899
                     =========        =========      ==========     ==========

Earnings Per Share $    .073     $        0.11            1.351           1.44

Dividend Per Share $     .31               .305             .62            .61

Total Dividends Paid $ 142,600          140,300         285,200        280,601


Shares of common stock outstanding were 460,000 at June 30, 1995. Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends paid divided by shares outstanding at the time.


CORNING NATURAL GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FORM 10-QSB - UNAUDITED

                                         June 30, 1995     June 30, 1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 621,388          660,900
  Adjustments to Reconcile Net
      Income to Net Cash
  Provided by Operating Activities:
     Depreciation                            285,444          323,916
     All. for Funds Used During Const.             0           (3,182)
     Changes in Assets and Liabilities:
     (Increase) Decrease in:
       Accounts Receivable                   243,519          881,717
       Materials, Supplies & Appliance
          Inventory                          442,578          714,846
       Other Deferred Charges              2,089,476        1,543,998
       Prepaid and Other Assets              127,982         (127,727)
     Increase (Decrease) in:
       Accounts Payable                     (143,482)        (136,547)
       Accrued General Taxes                  72,885           30,179
       Accrued Federal Income Tax            234,498          (75,884)
       Deferred Federal Income Tax            18,619         (132,535)
       Other Liabilities and Deferred
          Credits                           (752,469)      (1,372,104)

     Net Cash Provided (used) by
          Operating Activities             3,240,438        2,307,577

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                   (338,700)        (416,951)
     Allowance for Funds Used During
          Construction                             0            3,182
     Net Cash Used in Investing Activities  (338,700)        (413,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Borrowings (Repayments) Under
          Line-of-Credit Agreement        (2,405,000)      (1,465,000)
     Dividends Paid                         (285,200)        (280,601)
     Repayment of Long-Term Debt                   0                0
     Restricted Funds used for
          Qualified Additions                      0                0
     Common Stock Issued                           0                0
     Net Cash Provided (Used In)
          Financing Activities            (2,690,200)      (1,745,601)

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                    211,538          148,207

CASH AND CASE EQUIVALENTS AT
     BEGINNING OF PERIOD                     183,086          203,837

CASH AND CASH EQUIVALENTS AT END OF PERIOD   394,624          352,044
                                          ===========      ===========

Supplemental Disclosures of Cash Flow
     Information:
     Cash Paid During The Year For:

     Interest (Net of Amount Capitalized)    398,679          379,461
     Income Taxes                             61,750          491 360

                       CORNING NATURAL GAS CORPORATION
                  Consolidated Balance Sheet At June 30, 1995

Assets                                      06/30/95        12/31/94
Gas Utility Plant                        $ 18,437,035     $ 18,144,174
Non-Utility Principally Rented Gas Appl.    2,334,946        2,278,930
                                           20,772,031       20,423,104
Less: Accum. Provision for Depreciation    (7,219,730)      (6,924,059)
                                         $ 13,552,301     $ 13,499,045
Current Assets:
Cash and Equivalents                           394,624         183,086
Restricted Short-Term Investments                    0               0
Accounts Receivable                          1,093,041       1,336,560
Materials, Supplies and Inventories          1,289,462       1,732,040
Prepayments and Other                          684,783         812,765
     Total Current Assets                    3,461,910       4,064,451

Non-Current Assets:
Def. Tax Assets                                532,061       1,016,661
Def. Debits - Acctg. for Income Taxes          654,722         518,923
Deferred Debits                              1,250,823       3,340,299
     Total Non-Current Assets                2,437,606       4,875,883

     Total Assets                         $ 19,451,817    $ 22,439,379
                                            ==========      ==========

Capitalization and Liabilities
Capitalization:
     Common Stock                            2,300,000       2,300,000
     Premium on Capital Stock-Common           653,346         653,346
     Retained Earnings                       2,433,857       2,097,669
                                             5,387,203       5,051,015
Long Term Debt                               6,400,000       6,400,000
Total Capitalization                        11,787,203      11,451,015

Current Liabilities:
     Short Term Notes Payable                1,250,000       3,655,000
     Accounts Payable                        1,461,622       1,605,104
     Customer Deposits and Accrued Int.        191,503         189,785
     Accrued Federal Income Tax                234,498               0
     Other Accrued Taxes                       161,411          88,526
     Current Maturities of Long Term Debt      100,000         100,000
     Other Current and Accrued Liabilities     407,757       1,395,312
          Total Current Liabilities          3,806,791       7,033,727
Accrued Deferred FIT                         2,636,010       2,966,192
Reserves and Other Liabilities               1,221,813         988,445

     Total Liabilities and Capitalization $ 19,451,817    $ 22,439,379
                                            ==========      ==========

See Management's Discussion & Analysis on Page 5