Form 10QSB
period 1995-09-30
CORNING NATURAL GAS CORP
filed 1995-11-16
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended       September 30, 1995

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

     Operating revenues for the quarter ending September 30, 1995 were $2,268,998 or 60% less than the quarter ending December 31, 1994 and $17,344 or 1% less than the quarter ending September 30, 1994.

     Degree days for the quarter ending September 30, 1995 were
1925
or 90% less than the quarter ending December 31, 1994 and -0- or
0%
more than the quarter ending September 30, 1994. Since much of the
Company's sales are dependent on weather conditions, the effects of the changes in degree days are reflected in the total MCF (thousand Cubic feet) deliveries.

                                               Increase
(Decrease)
                                               From Quarter
Ending
                        Actual MCF Deliveries         9/30/95

Quarter Ending 09/30/95          863,414
Quarter Ending 12/31/94        1,990,968            1,127,554
Quarter Ending 09/30/94          892,110               28,696

     MCF deliveries include transportation of customer owned gas for specific end use customers for which the Company receives a fee equal to its normal markup for transporting the gas.

     Operating expenses, made up largely of the cost of purchased gas were $1,576,634 or 46% less than the quarter ending December
31, 1994 and $11,798 or 1% more than the quarter ending September
30, 1994.

     Net Income was $584,303 or 215% less than the quarter ended
December 31, 1994 and $35,975 or 13% less than the quarter ending
September 30, 1994.

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

     There has been no change in independent public accountants.
The Company has not filed any reports on Form 8-K for the quarter ended September 30, 1995.

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

     There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending September 30, 1995.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CORNING NATURAL GAS CORPORATION

                         (Registrant)



Date     September 13, 1995          THOMAS K. BARRY

                                     Thomas K. Barry, Chairman of
                                     the Board, President and

                                     C.E.O.



Date     September 13, 1995          GARY K. EARLEY

                                     Gary K. Earley, Treasurer
SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CORNING NATURAL GAS CORPORATION

                         (Registrant)



Date     September 13, 1995


                                     Thomas K. Barry, Chairman of
                                     the Board, President and

                                     C.E.O.




Date     September 13, 1995


                                     Gary K. Earley, Treasurer










                                        September 13, 1995





Division of Corporate Finance
Securities & Exchange Commission
500 N. Capitol Street, N.W.
Washington, DC   20549

Gentlemen:

     Enclosed are eight (8) copies of our Company's quarterly report 10-QSB for the quarter ending September 30, 1995.

                                        Very truly yours,



                                        Gary K. Earley

/deb
enclosures












                                        September 13, 1995





Mr. George D. Vermilya, Vice President
First Colony Life Insurance Company
P.O. Box 1280
700 Main Street
Lynchburg, VA  24505

Dear Mr. Vermilya:

     Enclosed is a copy of our Form 10-QSB for the quarter ended
September 30, 1995 as filed with the Securities & Exchange
Commission.

                                        Very truly yours,



                                        Gary K. Earley

/bac
enclosure
                      CORNING NATURAL GAS CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
                                 UNAUDITED
                                FORM 10 QSB



                                FOR QUARTER ENDED
9 MONTHS
ENDED
                      Sept. 30, 1995  Sept. 30, 1994   Sept. 30,
1995
Sept. 30, 1994


Operating Revenues     $  1,558,112   $    1,575,456   $
12,119,423  $
12,723,057

Cost and Expense
  Operating Expenses     1,875,846        1,864,048
11,158,706
11,648,075
  Interest Expense              207,541          205,716
618,146
   598,924
  Federal Income Tax         (  172,289)      (  156,616)
147,733
   231,517
  Other Deductions Net            2,208            2,532
7,512
    15,027

Total Costs and Expenses      1,913,306        1,915,680
11,932,097
12,493,543

Operating Income             (  355,194)      (  340,224)
187,326
   229,514

Other Income                      3,450            5,035
15,676
    21,914

Corning Natural Gas Appl. Corp.
  Operating Revenues            508,671          548,515
1,447,758
 1,468,299
  Depreciation                   57,338           53,912
173,778
   160,975
  Other Operating Expenses      389,797          402,506
1,104,998
 1,102,647
  Federal Income Tax             22,141           33,282
62,944
    71,580

Net Income of Appl. Corp.        39,395           58,815
106,038
   133,097

Net Income                   $(  312,349)     $(  276,374)
309,040
    384,525
                              =========        =========
==========
==========

Earnings Per Share           $      (.68)    $       (.60)
   .67
       .84

Dividends Per Share          $       .31             .305
   .93
       .92

Total Dividends Paid         $   142,600          140,300
427,800
   420,901



Shares of common stock outstanding were 460,000 at September 30, 1995. Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends paid divided by shares outstanding at the time.

CORNING NATURAL GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FORM 10-QSB - UNAUDITED

                                         Sept. 30, 1995     Sept.
30, 1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 309,040
384,525
  Adjustments to Reconcile Net
      Income to Net Cash
  Provided by Operating Activities:
     Depreciation                            513,790
487,866
     All. for Funds Used During Const.             0
(4,937)
     Changes in Assets and Liabilities:
     (Increase) Decrease in:
       Accounts Receivable                   808,432
1,582,706
       Materials, Supplies & Appliance
          Inventory                         (185,368)
117,098
       Other Deferred Charges              1,314,714
783,218
       Prepaid and Other Assets              292,733
80,892
     Increase (Decrease) in:
       Accounts Payable                     (247,693)
(334,080)
       Accrued General Taxes                 151,183
(53,411)
       Accrued Federal Income Tax              8,856
(203,932)
       Deferred Federal Income Tax            27,901
(151,980)
       Other Liabilities and Deferred
          Credits                           (871,389)
(1,414,945)

     Net Cash Provided (used) by
          Operating Activities             2,122,199
1,273,020

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                 (1,123,614)
(688,448)
     Allowance for Funds Used During
          Construction                             0
4,937
     Net Cash Used in Investing Activities(1,123,614)
(683,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Borrowings (Repayments) Under
          Line-of-Credit Agreement          (390,000)
(50,000)
     Dividends Paid                         (427,800)
(420,901)
     Repayment of Long-Term Debt                   0
 0
     Restricted Funds used for
          Qualified Additions                      0
 0
     Common Stock Issued                           0
 0
     Net Cash Provided (Used In)
          Financing Activities              (817,800)
(470,901)

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                    180,785
118,608

CASH AND CASE EQUIVALENTS AT
     BEGINNING OF PERIOD                     183,086
203,837

CASH AND CASH EQUIVALENTS AT END OF PERIOD   363,871
322,445
                                          ===========
===========

Supplemental Disclosures of Cash Flow
     Information:
     Cash Paid During The Year For:

     Interest (Net of Amount Capitalized)    529,474
496,048
     Income Taxes                             61,750
512,040
                         CORNING NATURAL GAS CORPORATION
                  Consolidated Balance Sheet At September 30,
1995

Assets                                      09/30/95
12/31/94
Gas Utility Plant                        $ 19,119,454     $
18,144,174
Non-Utility Principally Rented Gas Appl.    2,353,275
2,278,930
                                           21,472,729
20,423,104
Less: Accum. Provision for Depreciation    (7,363,860)
(6,924,059)
                                         $ 14,108,869     $
13,499,045
Current Assets:
Cash and Equivalents                           363,871
183,086
Restricted Short-Term Investments                    0
  0
Accounts Receivable                            528,128
1,336,560
Materials, Supplies and Inventories          1,917,408
1,732,040
Prepayments and Other                          520,032
812,765
     Total Current Assets                    3,329,439
4,064,451

Non-Current Assets:
Def. Tax Assets                                531,117
1,016,661
Def. Debits - Acctg. for Income Taxes          717,661
518,923
Deferred Debits                              2,025,585
3,340,299
     Total Non-Current Assets                3,274,363
4,875,883

     Total Assets                         $ 20,712,671    $
22,439,379
                                            ==========
==========

Capitalization and Liabilities
Capitalization:
     Common Stock                            2,300,000
2,300,000
     Premium on Capital Stock-Common           653,346
653,346
     Retained Earnings                       1,978,909
2,097,669
                                             4,932,255
5,051,015
Long Term Debt                               6,400,000
6,400,000
Total Capitalization                        11,332,255
11,451,015

Current Liabilities:
     Short Term Notes Payable                3,265,000
3,655,000
     Accounts Payable                        1,357,411
1,605,104
     Customer Deposits and Accrued Int.        196,214
189,785
     Accrued Federal Income Tax                  8,856
  0
     Other Accrued Taxes                       239,709
88,526
     Current Maturities of Long Term Debt      100,000
100,000
     Other Current and Accrued Liabilities     467,118
1,395,312
          Total Current Liabilities          5,634,308
7,033,727
Accrued Deferred FIT                         2,707,287
2,966,192
Reserves and Other Liabilities               1,038,821
988,445

     Total Liabilities and Capitalization $ 20,712,671    $
22,439,379
                                            ==========
==========

See Management's Discussion & Analysis on Page 5