Form 10QSB/A
period 1995-03-31
CORNING NATURAL GAS CORP
filed 1995-11-21
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB/A

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



Date     AUGUST 11, 1995              THOMAS K. BARRY

                                     Thomas K. Barry, Chairman of
                                     the Board, President and

                                     C.E.O.



Date     AUGUST 11, 1995              GARY K. EARLEY

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