Form 10QSB
period 1996-03-31
CORNING NATURAL GAS CORP
filed 1996-05-16
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended       March 31, 1996

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

     Operating revenues for the quarter ending March 31, 1996 were $4,474,020 or 100% more than the quarter ending December 31, 1995 and $195,147 or 2% more than the quarter ending March 31, 1995.

     Degree days for the quarter ending March 31, 1996 were 1,031 or 41% more than the quarter ending December 31, 1995 and 462 or 15% less than the quarter ending March 31, 1995. Since much of the Company's sales are dependent on weather conditions, the effects of the changes in degree days are reflected in the total MCF (thousand Cubic feet) deliveries.

                                              Increase (Decrease)
                                              From Quarter Ending
                        Actual MCF Deliveries         3/31/96

Quarter Ending 03/31/96        3,611,230
Quarter Ending 12/31/95        2,200,305           (1,410,925)
Quarter Ending 03/31/95        3,139,622           (  471,608)

     MCF deliveries include transportation of customer owned gas for specific end use customers for which the Company receives a fee equal to its normal markup for transporting the gas.

     Operating expenses, made up largely of the cost of purchased gas were $3,779,725 or 95% more than the quarter ending December
31, 1995 and $80,892 or 1% more than the quarter ending March 31, 1995.

     Net Income was $409,089 or 131% more than the quarter ended
December 31, 1995 and $111,507 or 18% more than the quarter ending March 31, 1995.

     Since the Company's business is seasonal by quarters, results for the first three months of 1996 should not be used as an indication of what results for the full twelve months of 1996 may be.

     In October, 1993, the Company commenced operating in the deregulated environment brought on by the implementation of Federal Energy Regulatory Commission Order 636. The Company now makes purchasing decisions at the wellhead and must arrange and monitor the delivery of gas through the national pipeline network. This is a daily and even an hourly process. The Company's gas supply portfolio is now comprised of numerous contracts, short-term in length, ranging from 3 days to 2 years. This is in stark contrast to the traditional long-term 20 year contracts. Producer spot market prices change daily and escalate during periods of peak demand. Another responsibility of the Company under deregulation is the management of much greater levels of storage gas. The Company held 451,317 Mcf in storage at December 31, 1995 valued at $838,400.

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

     There has been no change in independent public accountants.
The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1996.

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

     There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending March 31, 1996.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CORNING NATURAL GAS CORPORATION

                         (Registrant)



Date     May 14, 1996                THOMAS K. BARRY
                                     Thomas K. Barry, Chairman of
                                     the Board, President and
                                     C.E.O.



Date     May 14, 1996                GARY K. EARLEY
                                     Gary K. Earley, Treasurer
SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CORNING NATURAL GAS CORPORATION

                         (Registrant)



Date     May 14, 1996



                                     Thomas K. Barry, Chairman of
                                     the Board, President and
                                     C.E.O.




Date     May 14, 1996






                                FOR QUARTER ENDED
                       May 31, 1996     May 31, 1995


Operating Revenues     $  8,969,323   $    6,948,702


Cost and Expense
  Operating Expenses      7,745,754        5,878,361
  Interest Expense          219,988          222,546
  Federal Income Tax        424,495          302,204
  Other Deductions Net        1,633            2,954

Total Costs and Expenses  8,391,870        6,406,065
                          =========        =========

Operating Income            577,453          542,637


Other Income                 89,259            7,866

Corning Natural Gas Appl. Corp.
  Operating Revenues        541,005          470,542
  Depreciation               58,251           56,911
  Other Operating Expenses  383,771          350,915
  Federal Income Tax         44,917           25,244

Net Income of Appl. Corp.    54,066           37,472


Net Income              $   720,778      $   587,875
                          =========        =========

Earnings Per Share      $     1.567     $      1.278


Dividends Per Share     $      .315              .31

Total Dividends Paid    $   144,900          142,600

Shares of common stock outstanding were 460,000 at March 31, 1996. Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends paid divided by shares outstanding at the time.

See Mgmt's Discussion & Analysis on Page 5.
CORNING NATURAL GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FORM 10-QSB - UNAUDITED
                                           May 31, 1996       May 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 720,778            587,975
  Adjustments to Reconcile Net
      Income to Net Cash
  Provided by Operating Activities:
     Depreciation                            179,535            170,147
     All. for Funds Used During Const.             0                  0
     Changes in Assets and Liabilities:
     (Increase) Decrease in:
       Accounts Receivable                (1,561,916)         ( 641,653)
       Materials, Supplies & Appliance
          Inventory                          674,721            667,829
       Other Deferred Charges              1,795,752          2,352,536
       Prepaid and Other Assets               92,325            160,605
     Increase (Decrease) in:
       Accounts Payable                     (288,515)          (171,295)
       Accrued General Taxes                 195,310             86,906
       Accrued Federal Income Tax            316,281            149,509
       Deferred Federal Income Tax          (174,492)          (209,452)
       Other Liabilities and Deferred
          Credits                           ( 64,198)        (  588,273)

     Net Cash Provided (used) by
          Operating Activities             1,885,581          2,564,834

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                 (  157,934)          (112,188)
     Allowance for Funds Used During
          Construction                             0                  0
     Net Cash Used in Investing Activities(  157,934)          (112,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Borrowings (Repayments) Under
          Line-of-Credit Agreement        (1,515,000)        (2,045,000)
     Dividends Paid                         (144,900)          (142,600)
     Repayment of Long-Term Debt                   0                  0
     Restricted Funds used for
          Qualified Additions                      0                  0
     Common Stock Issued                           0                  0
     Net Cash Provided (Used In)
          Financing Activities            (1,659,900)        (2,187,600)

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                     67,747            265,046

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                     405,806            183,086
CASH AND CASH EQUIVALENTS AT END OF PERIOD   473,553            448,132
                                          ===========        ===========

Supplemental Disclosures of Cash Flow
     Information:
     Cash Paid During The Year For:

     Interest (Net of Amount Capitalized) 144,580            150,075
     Income Taxes                         253,126             11,000
                      CORNING NATURAL GAS CORPORATION
                  Consolidated Balance Sheet At March 31, 1996

Assets                                       03/31/96     12/31/95
Gas Utility Plant                         $ 19,438,133  $19,309,418
Non-Utility Principally Rented Gas Appl.     2,378,440    2,366,834
                                            21,816,573   21,675,252
Less: Accum. Provision for Depreciation     (7,681,140)  (7,519,218)
                                          $ 14,135,433  $14,156,034
Current Assets:
Cash and Equivalents                           473,553      405,806
Restricted Short-Term Investments                    0            0
Accounts Receivable                          3,380,122    1,818,206
Materials, Supplies and Inventories            764,123    1,438,844
Prepayments and Other                          399,038      491,363
     Total Current Assets                    5,016,836    4,154,219

Non-Current Assets:
Def. Tax Assets                                591,114    1,016,661
Def. Debits - Acctg. for Income Taxes          659,707      315,000
Deferred Debits                                374,049    2,169,801
     Total Non-Current Assets                1,624,870    3,501,462

     Total Assets                         $ 20,777,139  $21,812,715
                                            ==========   ==========

Capitalization and Liabilities
Capitalization:
     Common Stock                            2,300,000    2,300,000
     Premium on Capital Stock-Common           653,346      653,346
     Retained Earnings                       2,721,575    2,145,697
                                             5,674,921    5,099,043
Long Term Debt                               6,300,000    6,300,000
Total Capitalization                        11,974,921   11,399,043
Current Liabilities:
     Short Term Notes Payable                2,300,000    3,815,000
     Accounts Payable                        1,332,123    1,620,638
     Customer Deposits and Accrued Int.        196,813      192,213
     Accrued Federal Income Tax                407,344       91,063
     Other Accrued Taxes                       302,897      107,587
     Current Maturities of Long Term Debt      100,000      100,000
     Other Current and Accrued Liabilities     510,441      343,498
          Total Current Liabilities          5,149,618    6,269,999
Accrued Deferred FIT                         2,648,071    2,963,403
Reserves and Other Liabilities               1,004,529    1,240,220

     Total Liabilities and Capitalization $ 20,777,139   $21,812,715
                                            ==========    ==========

See Management's Discussion & Analysis on Page 5