Form 10QSB
period 1996-06-30
CORNING NATURAL GAS CORP
filed 1996-07-24
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended       June 30, 1996

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

Management's Discussion

     Operating revenues for the quarter ending June 30, 1996 were $108,313 or 3% less than the quarter ending December 31, 1995 and $774,381 or 22% more than the quarter ending June 30, 1995.

     Degree days for the quarter ending June 30, 1996 were 1,510 or 60% less than the quarter ending December 31, 1995 and 8 or 1% more than the quarter ending June 30, 1995. Since much of the Company's sales are dependent on weather conditions, the effects of the changes in degree days are reflected in the total MCF (thousand Cubic feet) deliveries.

                                              Increase (Decrease)
                                              From Quarter Ending
                        Actual MCF Deliveries         6/30/96

Quarter Ending 06/30/96        1,545,045
Quarter Ending 12/31/95        2,200,305           (  655,260)
Quarter Ending 06/30/95        1,460,330           (   84,715)

     MCF deliveries include transportation of customer owned gas for specific end use customers for which the Company receives a fee equal to its normal markup for transporting the gas.

     Operating expenses, made up largely of the cost of purchased gas were $195,278 or 5% more than the quarter ending December
31, 1995 and $756,808 or 22% more than the quarter ending June
30, 1995.

     Net Income was $262,152 or 84% less than the quarter ended
December 31, 1995 and $16,123 or 48% more than the quarter ending
June 30, 1995.

     Since the Company's business is seasonal by quarters, results for the first six months of 1996 should not be used as an indication of what results for the full twelve months of 1996 may be.

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

     Shortly after the Company took possession of the system, Mercury Aircraft, Inc. announced it would purchase the former Taylor Wine Company facilities and centralize their other plants there. The reopening of this major facility will most certainly contribute toward the stability and future viability of the new gas system which is now part of the Company. The former Finger Lakes Gas Company's operations, which did not have a significant impact on 1995, are included in the consolidated results from the acquisition date.

     In December, 1994 the New York Public Service Commission instituted a proceeding to address issues related to the merging competitive natural gas market. This proceeding is intended to provide a framework whereby access to facilities on upstream pipelines made available by FERC Order 636 would be available to end use customers on the Local Distribution Company level. The Company made the required filings; they were approved and became effective May 1, 1996. The Company considers this a transitional step towards full unbundling of services with future changes made as circumstances warrant.

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

     There has been no change in independent public accountants.
The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1996.

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

     There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending June 30, 1996.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CORNING NATURAL GAS CORPORATION

                         (Registrant)



Date     July 19, 1996               THOMAS K. BARRY
                                     Thomas K. Barry, Chairman of
                                     the Board, President and
                                     C.E.O.



Date     July 19, 1996               GARY K. EARLEY
                                     Gary K. Earley, Treasurer
SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CORNING NATURAL GAS CORPORATION

                         (Registrant)



Date     July 19, 1996



                                     Thomas K. Barry, Chairman of
                                     the Board, President and
                                     C.E.O.




Date     July 19, 1996



                             Gary K. Earley, Treasurer

                     CONSOLIDATED STATEMENT OF INCOME
                                 UNAUDITED
                                FORM 10 QSB



                                FOR QUARTER ENDED           6 MONTHS ENDED
                   June 30, 1996   June 30, 1995  June 30, 1996  June 30, 1995

Operating Revenues     $  4,386,990   $  3,612,609 $  13,356,313  $ 10,561,311
 Cost and Expense
  Operating Expenses      4,161,307       3,404,499     11,907,061   9,282,860
  Interest Expense          187,664        188,059        407,652      410,605
     Income Tax              26,218         17,818        450,713      320,022
  Other Deductions Net        1,029           2,350         2,662        5,304

Total Costs and Expenses  4,376,218        3,612,726   12,768 088   10,018,791


Operating Income             10,722             (117)      588,225    542,520


Other Income                  2,884            4,360         92,143    12,226

Corning Natural Gas Appl. Corp.
  Operating Revenues        494,754          468,545     1,035,759    939,087
  Depreciation               58,328           59,529       116,579    116,440
  Other Operating Expenses  373,858          364,286       757,629    715,201
  Federal Income Tax         26,687           15,559        71,604     40,803

Net Income of Appl. Corp.    35,881           29,171        89,947     66,643

Net Income              $    49,537      $    33,414    $  770,315 $  621,389


Earnings Per Share      $      .108     $       .073    $    1.675 $     1.351

Dividends Per Share     $      .315              .31           .63        .62

Total Dividends Paid    $   144,901          142,600        289,801    285,200

Shares of common stock outstanding were 460,000 at June 30, 1996.
Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends paid divided by shares outstanding at the time.

See Management's Discussion & Analysis on Page 5.

CONSOLIDATED STATEMENT OF CASH FLOWS
FORM 10-QSB - UNAUDITED
                                          June 30, 1996      June 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 770,316            621,388
  Adjustments to Reconcile Net
      Income to Net Cash
  Provided by Operating Activities:
     Depreciation                            355,929            285,444
     All. for Funds Used During Const.             0                  0
     Changes in Assets and Liabilities:
     (Increase) Decrease in:
       Accounts Receivable                   231,495            243,519
       Materials, Supplies & Appliance
          Inventory                         (475,915)           442,578
       Other Deferred Charges              2,487,393          2,089,476
       Prepaid and Other Assets             (124,741)           127,982
     Increase (Decrease) in:
       Accounts Payable                     (222,258)          (143,482)
       Accrued General Taxes                 208,596             72,885
       Accrued Federal Income Tax            (84,484)           234,498
       Deferred Federal Income Tax          (390,942)            18,619
       Other Liabilities and Deferred
          Credits                           ( 38,093)        (  752,469)

     Net Cash Provided (used) by
          Operating Activities             2,717,296          3,240,438

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                 (  343,461)          (338,700)
     Allowance for Funds Used During
          Construction                             0                  0
     Net Cash Used in Investing Activities(  343,461)          (338,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Borrowings (Repayments) Under
          Line-of-Credit Agreement        (1,980,000)        (2,045,000)
     Dividends Paid                         (289,801)          (285,200)
     Repayment of Long-Term Debt                   0                  0
     Restricted Funds used for
          Qualified Additions                      0                  0
     Common Stock Issued                           0                  0
     Net Cash Provided (Used In)
          Financing Activities            (2,269,801)        (2,690,200)

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                    104,034            211,538

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                     405,806            183,086
CASH AND CASH EQUIVALENTS AT END OF PERIOD   509,840            394,624
                                          ===========        ===========

Supplemental Disclosures of Cash Flow
     Information:
     Cash Paid During The Year For:

     Interest (Net of Amount Capitalized)    387,974        398,679
     Income Taxes                            865,063         61,750
                  Consolidated Balance Sheet At June 30, 1996

Assets                                       06/30/96     12/31/95
Gas Utility Plant                         $ 19,445,643  $19,309,418
Non-Utility Principally Rented Gas Appl.     2,400,268    2,366,834
                                            21,845,911   21,675,252
Less: Accum. Provision for Depreciation     (7,701,345)  (7,519,218)
                                          $ 14,144,566  $14,156,034
Current Assets:
Cash and Equivalents                           509,840      405,806
Restricted Short-Term Investments                    0            0
Accounts Receivable                          1,586,711    1,818,206
Materials, Supplies and Inventories          1,914,759    1,438,844
Prepayments and Other                          616,104      491,363
     Total Current Assets                    4,627,414    4,154,219

Non-Current Assets:
Def. Tax Assets                                613,463    1,016,661
Def. Debits - Acctg. for Income Taxes          660,720      315,000
Deferred Debits                               (317,592)   2,169,801
     Total Non-Current Assets                  956,591    3,501,462

     Total Assets                         $ 19,728,571  $21,812,715
                                            ==========   ==========

Capitalization and Liabilities
Capitalization:
     Common Stock                            2,300,000    2,300,000
     Premium on Capital Stock-Common           653,346      653,346
     Retained Earnings                       2,626,212    2,145,697
                                             5,579,558    5,099,043
Long Term Debt                               6,300,000    6,300,000
Total Capitalization                        11,879,558   11,399,043
Current Liabilities:
     Short Term Notes Payable                1,835,000    3,815,000
     Accounts Payable                        1,398,380    1,620,638
     Customer Deposits and Accrued Int.        202,080      192,213
     Accrued Federal Income Tax                  6,579       91,063
     Other Accrued Taxes                       316,183      107,587
     Current Maturities of Long Term Debt      100,000      100,000
     Other Current and Accrued Liabilities     499,188      343,498
          Total Current Liabilities          4,357,410    6,269,999
Accrued Deferred FIT                         2,454,983    2,963,403
Reserves and Other Liabilities               1,036,620    1,240,220

     Total Liabilities and Capitalization $ 19,728,571   $21,812,715
                                            ==========    ==========

See Management's Discussion & Analysis on Page 5