Form 10KSB
period 1996-09-30
CORNING NATURAL GAS CORP
filed 1996-12-26
CIK 24751

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-KSB

     (X) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the nine month transition period ended September 30, 1996
                 Commission file number            0-643

                           Corning Natural Gas Corporation
                 (Name of small business issuer in its charter)

           New York                                 16-0397420
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

  330 W. William St., Corning NY                             14830
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number    (607) 936-3755

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   (X)

Revenues for 9 month period ended September 30, 1996 $ 15,082,135

The aggregate market value of the 336,903 shares of the Common Stock held by non-affiliates of the Registrant at the $22 average of bid and asked prices as of November 1, 1996 was $7,411,866.

Number of shares of Common Stock outstanding as of the close of business on November 1, 1996 - 460,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Shareholders for the nine month period ended September 30, 1996, and definitive proxy statement and notice of annual meeting of shareholders, dated January 16, 1997, are incorporated by reference into Part I, Part II and Part II hereof.

Information contained in this Form 10-KSB and the Annual Report to shareholders for fiscal period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.
                         CORNING NATURAL GAS CORPORATION
                                   FORM 10-KSB
                 For the 9 Month Period Ended September 30, 1996


                                     Part I

ITEM 1 - DESCRIPTION OF BUSINESS
(a)  Business Development
Corning Natural Gas Corporation (the "Company" or "Registrant"), incorporated in 1904, is a natural gas utility. The Company purchases its entire supply of gas, and distributes it through its own pipeline distribution and transmission systems to residential, commercial, industrial and municipal customers in the Corning, New York area and to two other gas utilities which service the Elmira and Bath, New York areas. The Company is under the jurisdiction of the Public Service Commission of New York State which oversees and sets rates for New York gas distribution companies. The Company also sells, leases and services appliances, primarily gas burning, through its wholly owned subsidiary, Corning Natural Gas Appliance Corporation.
(b)  Business of Issuer
     (1) The Company maintains a gas supply portfolio of numerous contracts and is not dependent on a single supplier. Additionally, the Company has capabilities for storing 793,000 Mcf through storage operations with two of its suppliers. The Company had no curtailments during 1996 and expects to have an adequate supply available for its customers during 1997 providing that no abnormal conditions or actions occur.
     (2) The Company is franchised to supply gas service in all the political subdivisions in which it operates and is adequately protected therewith.
     (3) Since the Company's business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales for different periods vary depending on variations in temperature, but the Company's Weather Normalization Clause (WNC) serves to stabilize net revenue from the effects of temperature variations. The WNC allows the Company to adjust customer billings to compensate for fluctuations in net revenue caused by temperatures which are higher or lower than the thirty year average temperature for the period. Degree days, which represent the number of degrees that the average daily temperature falls below 65 degrees Fahrenheit, totaled 4,577 for the period January 1 through September 30, 1996 and 4,273 for the same period in 1995.
     (4) The Company has three major customers, the details of which appear in the notes to the financial statements in the attached 1996 Annual Report to Shareholders which is incorporated by reference thereto.
     (5) Historically, the Company's competition in the residential market has been primarily from electricity in cooking, water heating and clothes drying, and to a very small degree, in heating. The price of gas remains low in comparison to that of electricity in the Company's service territory and the Company's competitive position in the residential market continues to be very strong. Approximately 99% of the Company's general service customers heat with gas.
     In recent years competition from oil has developed in the industrial market. The Company has been able to counteract much of this competition, to date, through the transportation of customer owned gas for a transportation charge. The customer arranges for their own gas supply, then moves it through
the Company's facilities for a transportation fee.   The Company's
transportation rate is equal to the lowest unit rate of the appropriate rate classification, exclusive of gas costs, hence the profit margin is maintained. Additionally, under the recent deregulated environment there is opportunity for the Company to increase revenue by selling its upstream pipeline capacity to transportation customers. The Company is authorized to retain 15% of such revenue and 85% is returned to firm customers in the form of lower gas costs. Transportation customers that pay for this capacity are virtually assured that their supply will not be interrupted. Revenues derived from the resale of this capacity were $131,953 for 9 months ended September 30, 1996 and $104,294 for the period January 1 through September 30, 1995.
     For those willing to bear some risk, the Company has an interruptible transportation rate for its large industrial customers whereby the customer may elect to avoid payment of demand charges but bears the risk of partial or total upstream interruption of service during certain periods. To maintain industrial load in the event that oil prices temporarily drop below the equivalent gas price, the Company continues to maintain a flexible transportation rate schedule. This flexible rate, however, was not utilized in 1996 and has been invoked only once since its inception.
     In September 1995 the Company purchased the assets of a local gas distribution system, Finger Lakes Gas Company, through the Federal Bankruptcy Court. Finger Lakes Gas served customers in the Hammondsport, NY area and had a customer base of approximately 320 customers. The Company was able to purchase this all plastic system with a bid of $560,000. The Company was pleased to purchase these assets that originally cost over $1.5 million to construct for its relatively low bid. The nearly new, all plastic, system was already connected and serving 320 customers with a potential to add 200 more in the near future. On a per customer basis, this represents a very low investment. The capital to purchase these assets was obtained through short term debt. The Company has not found it necessary to apply for an increase in rates on this part of our system which means the original rates made effective in 1990 remain in effect six years later.
     Shortly after the Company took possession of the system, Mercury Aircraft, Inc. announced it would purchase the former Taylor Wine Company facilities and centralize their other plants. The reopening of this major facility will most certainly contribute toward the stability and future viability of the new gas system which is now part of the Company. The former Finger Lakes Gas Company's operations, did not have a significant impact on 1995, but contributed in excess of $150,000 to gross margin (revenues less gas cost) for the period ended September 30, 1996.
     In December, 1994 the New York Public Service Commission instituted a proceeding to address issues related to the merging competitive natural gas market. This proceeding is intended to provide a framework whereby access to facilities on upstream pipelines made available by FERC Order 636 would be available to end use customers on the Local Distribution Company level. New tariff filings were approved and became effective September 1, 1996. The Company considers this a transitional step towards full unbundling of services with future changes made as circumstances warrant.
     The Company received approval for a rate increase from the New York State Public Service Commission of approximately $124,000 in revenues with an effective date of September 1, 1996.
     (6) The Company believes compliance with present federal, state and local provisions relating to the protection of the environment will not have any material adverse effect on capital expenditures, earnings and financial position of the Company and its subsidiary.
     (7) Sixty-seven persons were employed on a full-time basis and six on a part-time basis by the Company in 1996 and 1995.
     (8) The Company's labor-management relationship is good. Typical labor negotiations are completed in one to two days. The current labor contract was signed September 1, 1995 for a three year period.
ITEM 2 - DESCRIPTION OF PROPERTY
     The Company completed the construction of a new office building at 330 West William Street, Corning, NY in the fall of 1991. This structure is physically connected to the operations center built three years earlier. The Company had outgrown its general offices at 27 East Denison Parkway. The property has been sold, and the gain on the sale was returned to ratepayers in previous years.
     The Company's pipeline system is thoroughly surveyed each year. Any necessary replacements are included in the construction budget. Approximately 105 miles of transmission main, 279 miles of distribution main, 13,800 services and 86 measuring and regulating stations, along with various other property are distributed throughout the service area. All of the above described property is owned by the Company, except for approximately one mile of 10" gas main which is under a long-term lease and is used primarily to serve Corning Incorporated.
All of the above described property which is owned by the Company is adequately insured, and is subject to the lien of the Company's first mortgage indenture.
ITEM 3 - LEGAL PROCEEDINGS
     The Company is not a party to any material pending legal proceedings, nor is the Company aware of any problems of any consequence which it anticipates may result in legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the third quarter of 1996.
Additional Item
Executive Officers of the Registrant
(Including Certain Significant Employees)

                              Business Experience           Years Served
Name                Age       During Past 5 Years           In This Office

Thomas K. Barry      51  Chairman of the Board of Directors        3
                         President & C.E.O.                       12

Edgar F. Lewis       59  Senior Vice President - Operations       16

Kenneth J. Robinson  52  Executive Vice President                  5
                         Financial Vice President & Treasurer      4

Phyllis J. Groeger   56  Secretary                                 9

Thomas S. Roye       43  Vice President - Administration           5
                         Assistant Treasurer & Assistant Secretary 4

Gary K. Earley       42  Treasurer                                 5
                         Accountant, Rates & Regulations           4

Term of office is for one year.  (Normally from April to April)


                                     Part II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The principal market on which the Registrant's common stock is traded, the range of high and low bid quotations for each quarterly period during the past two years, the amount and frequency of dividends, and a description of restrictions upon the Registrant's ability to pay dividends, appear in the attached Annual Report to Shareholders for the year ended September 30, 1996 and such information is incorporated herein by reference in response to the requirements of this item. The number of stockholders of record of the Registrant's Common Stock was 373 at September 30, 1996. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management's discussion of financial condition and results of operations of the Company appears in the 1996 Annual Report to Shareholders which is incorporated by reference.

ITEM 7 - FINANCIAL STATEMENTS
     The consolidated financial statements, together with the independent auditors' report thereon of KPMG Peat Marwick LLP dated November 8, 1996 are included in the 1996 Annual Report to Shareholders attached hereto, and are incorporated in this Form 10-KSB by reference thereto.

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

10        A copy of the "Agreement Between Corning Natural Gas
          Corporation and Local 139", dated September 1, 1995 was filed with Form 10-KSB for December 31, 1995.

10 Consulting Agreement and Employment Contracts with three executive officers were filed with the Company's
          Form 10-K for December 31, 1987.

10        A copy of the Service Agreement with CNG                     Page
          Transmission Corporation was filed with the Company's
          Form 10-KSB for December 31, 1993.

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

10 A copy of the Transportation Agreement between the Company and Corning Incorporated was filed with the Company's Form 10-KSB for December 31, 1992.

10        A copy of the Service Agreement with Columbia Gas
          Transmission Co. was filed with the Company's
          10-KSB for December 31, 1993.

10        A copy of the Service Agreement with Tennessee Gas
          Pipeline Co. was filed with the Company's 10-KSB for December 3, 1993.

13        A copy of the Corporation's Annual Report to
          Shareholders for 1996, is filed herewith.                     11

22 Information regarding the Company's sole subsidiary was filed as Exhibit 22 with the Company's Form 10-K for the period ended December 31, 1981.

28        Corning Natural Gas Corporation Proxy Statement is
          filed herewith.                                               12

99 Order from the U.S. Bankruptcy Court, Northern District of New York re: Approval of Acquisition of Finger Lakes Gas Company.

99 Order from the Public Service Commission of New York State re: Approval of Acquisition of Finger Lakes Gas Company

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three month period ended September 30, 1996.