Form 10QSB
period 1996-12-31
CORNING NATURAL GAS CORP
filed 1997-02-03
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended      December 31, 1996

Commission File Number         0-643

                         Corning Natural Gas Corporation
             (Exact name of registrant as specified in its charter)

               New York                        16-0397420
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

330 W. William St., P.O. Box 58, Corning, New York, 14830

607-936-3755
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if change since last report)

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


Management's Discussion

     Operating revenues for the quarter ending December 31, 1996 were $3,242,434 or 197% more than the quarter ending September 30, 1996 and $389,889 or 8% more than the quarter ending December 31, 1995.

     Degree days for the quarter ending December 31, 1996 were 2,362 or 4072% more than the quarter ending September 30, 1996 and 79 or 3% less than the quarter ending December 31, 1995. Since much of the Company's sales are dependent on weather conditions, the effects of the changes in degree days are reflected in the total MCF (thousand cubic feet) deliveries.

                                                  Increase (Decrease)
                                                  From Quarter Ending
                         Actual MCF Deliveries           12/31/96

Quarter Ending 12/31/96         2,126,330
Quarter Ending  9/30/96           876,534              (1,249,796)
Quarter Ending 12/31/95         2,200,305                  73,975

     MCF deliveries include transportation of customer owned gas for specific end use customers for which the Company receives a fee equal to its normal markup for transporting the gas.

     Operating expenses, made up largely of the cost of purchased gas were $2,714,219 or 138% more than the quarter ending September 30, 1996 and $392,627 or 9% more than the quarter ending December 31, 1995.

     Net Income was $566,691 or 297% more than the quarter ended September 30, 1996 and $31,926 or 10% more than the quarter ending December 31, 1995.

     Since the Company's business is seasonal by quarters, results for the first three months of fiscal year 1997 should not be used as an indication of what results for the full twelve months of fiscal year 1997 may be.

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

     In December, 1994 the New York Public Service Commission instituted a proceeding to address issues related to the emerging competitive natural gas market. This proceeding was intended to provide a framework whereby access to facilities on upstream pipelines made available by FERC Order 636 would be available to end use customers on the Local Distribution Company level. New tariff filings were approved and became effective September 1, 1996. The Company considers this a transitional step towards full unbundling of services with future changes made as circumstances warrant.

     The Company received approval for a rate increase from the New York State Public Service Commission of approximately $124,000 in revenues with an effective date of September 1, 1996.

     Internal generation of funds should be sufficient to meet the needs of the Company coupled with some intermittent short-term borrowings.

     There has been no change in independent public accountants. The Company has not filed any reports on Form 8-K for the quarter ended December 31, 1996.

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

     There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending December 31, 1996.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORNING NATURAL GAS CORPORATION
                                   (Registrant)



Date      January 30, 1997         THOMAS K. BARRY
                                   Thomas K. Barry, Chairman of
                                   the Board, President and C.E.O.



Date      January 30, 1997         GARY K. EARLEY
                                   Gary K. Earley, Treasurer



                         CORNING NATURAL GAS CORPORATION
                         CONSOLIDATED STATEMENT OF INCOME
                               UNAUDITED
                               FORM 10 QSB

                                       FOR QUARTER ENDED
                                       -----------------
                              Dec. 31, 1996  Dec. 31, 1995
                              -------------  -------------
Operating Revenues            $  4,885,193   $  4,495,304

Cost and Expense
  Operating Expenses             4,367,763      3,963,028
  Interest Expense                 231,300        246,209
  Federal Income Tax                87,562         83,455
  Other Deductions Net                 637          1,943
                               -----------    -----------

Total Costs and Expenses         4,687,262      4,294,635
                               -----------    -----------
Operating Income                   197,931        200,669
Other Income                           789         13,676
Corning Natural Gas Appliance Corp.:
  Operating Revenues               692,621        605,519
  Depreciation                      61,463         58,442
  Other Operating Expenses         503,088        406,077
  Federal Income Tax                47,028         43,657
                                 -----------  -----------
Net Income of Appliance Corp.       81,042         97,343
                                 -----------  -----------

Net Income                    $    279,762    $   311,688
                               ===========    ===========

Earnings Per Share            $      0.608    $     0.678

Dividends Per Share           $       0.64    $     0.315

Total Dividends Paid          $    147,200    $   144,900


Shares of common stock outstanding were 460,000 at December 31, 1996.
Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends paid divided by shares outstanding at the time.

See Management's Discussion & Analysis on Page 5.



CORNING NATURAL GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FORM 10-QSB - UNAUDITED
                                        DEC. 31, 1996       DEC. 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   279,762             311,689
Adjustments to Reconcile Net Income
     to Net Cash
Provided by Operating Activities:
Depreciation                                 180,279             173,066
Allowance for Funds Used During Const.             0                   0
Changes in Assets and Liabilities:
     (Increase) Decrease in:
Accounts Receivable                       (1,181,052)         (1,697,098)
Materials, Supplies & Appliance Inventory    232,174             478,564
Other Deferred Charges                       311,465            (284,438)
Prepaid and Other Assets                     494,035            (406,755)
Increase (Decrease) in:
Accounts Payable                           1,266,475             362,605
Accrued General Taxes                        (10,232)           (132,122)
Accrued Federal Income Tax                   (51,603)            404,730
Deferred Federal Income Tax                   57,087             103,475
Other Liabilities and Deferred Credits      (965,395)            381,450
Net Cash Provided (used) by
     Operating Activities                    612,995           (304,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                        (228,135)          (221,231)
Allowance for Funds Used During Const.             0                  0
Net Cash Used in Investing Activities       (228,135)          (221,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under
     Line-of-Credit Agreement                715,000            550,000
Dividends Paid                              (294,400)         (144,901)
Repayment of Long-Term Debt                 (100,000)         (100,000)
Restricted Funds used for
     Qualified Additions                           0                 0
Common Stock Issued                                0                 0
Net Cash Provided (used in)
     Financing Activities                    320,600            305,099

NET INC. (DEC.) IN CASH AND CASH EQUIV.      705,460           (220,966)

CASH AND CASH EQUIV. AT BEG. OF PERIOD       180,595            363,871

CASH AND CASH EQUIV. AT END OF PERIOD  $     886,055     $      142,905
                                         ===========        ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid During the Year for:

Interest (Net of Amount Capitalized)   $    296,588      $     314,561
Income Taxes                           $          0      $      83,500

                         CORNING NATURAL GAS CORPORATION
Consolidated Balance Sheet At December 31, 1996
Form 10-QSB
                                    Unaudited

Assets                                        12/31/96      09/30/96
Gas Utility Plant                            $19,803,085  $19,616,872

Non-Utility-Principally Rented Gas App.        2,476,294    2,451,396
                                              22,279,379   22,068,268

Less:  Accum. Provision for Depreciation      (8,009,383)  (7,846,128)
                                             $14,269,996  $14,222,140
Current Assets:
Cash and Equivalents                             886,055      180,595
Restricted Short-Term Investments                      0            0
Accounts Receivable                            1,970,729      789,677
Materials, Supplies and Inventories            1,767,955    2,000,129
Prepayments and Other                            379,613      873,648

     Total Current Assets                      5,004,352    3,844,049

Non-Current Assets
Def. Tax Assets                                  573,022      257,000
Def. Debits - Acctg. for Income Taxes            669,550    1,016,661
Deferred Debits                                  906,247    1,217,712
     Total Non-Current Assets                  2,148,819    2,491,373

     Total Assets                            $21,423,167  $20,557,562
                                             ============ ============
Capitalization & Liabilities
Capitalization:
   Common Stock                                2,300,000    2,300,000
   Premium on Capital Stock - Common             653,346      653,346
   Retained Earnings                           2,179,744    2,194,382
                                               5,133,090    5,147,728
     Long Term Debt                            6,200,000    6,300,000
Total Capitalization                          11,333,090   11,447,728

Current Liabilities:
   Short Term Notes Payable                    3,440,000    2,725,000
   Accounts Payable                            2,412,665    1,146,190
   Customer Deposits and Accrued Interest        214,428      735,398
   Accrued Federal Income Tax                    (51,603)           0
   Other Accrued Taxes                           131,366      141,598
   Current Maturities of Long Term Debt          100,000      100,000
   Other Current and Accrued Liabilities         302,602      884,710
     Total Current Liabilities                 6,549,458    5,732,896
Accumulated Deferred FIT                       2,643,211    2,617,213
Reserves and Other Liabilities                   897,408      759,725

     Total Liabilities and Capitalization   $ 21,423,167 $ 20,557,562
                                             ===========   ==========

See Management's Discussion & Analysis on Page 5