Form 10QSB
period 1997-03-31
CORNING NATURAL GAS CORP
filed 1997-05-22
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended        March 31, 1997

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

      Management's Discussion

   Operating revenues for the quarter ending March 31, 1997 were $5,987,344 or 364%
more than the quarter ending September 30, 1996 and $1,339,220 or 15% less than the quarter ending March 31, 1996.

   Degree days for the quarter ending March 31, 1997 were 3,032 or 5228% more than the quarter ending September 30, 1996 and 440 or 12% less than the quarter ending
March 31, 1996. Since much of the Company's sales are dependent on weather conditions, the effects of the changes in degree days are reflected in the total MCF
(thousand cubic feet) deliveries.

   Increase (Decrease)
   From Quarter Ending
   Actual MCF Deliveries           03/31/97

Quarter Ending 03/31/97         3,455,554
Quarter Ending  9/30/96           876,534              (2,579,020)
Quarter Ending 03/31/96         3,611,230                 155,676

   MCF deliveries include transportation of customer owned gas for specific end use customers for which the Company receives a fee equal to its normal markup for transporting the gas.

   Operating expenses, made up largely of the cost of purchased gas were $5,016,885 or 254% more than the quarter ending September 30, 1996 and $1,401,942 or 17% less than the quarter ending March 31, 1996.

   Net Income was $976,755 more than the quarter ended September 30, 1996 and $30,952 less than the quarter ending March 31, 1996.

   Since the Company's business is seasonal by quarters, results for the first six months of fiscal year 1997 should not be used as an indication of what results for the full twelve months of fiscal year 1997 may be.

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

   There has been no change in independent public accountants. The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1997.

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

   There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending March 31, 1997.
      SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   CORNING NATURAL GAS CORPORATION
   (Registrant)



Date         April 30, 1997      THOMAS K. BARRY
   Thomas K. Barry, Chairman of
                                 the Board, President and C.E.O.



 Date         April 30, 1997       GARY K. EARLEY
   Gary K. Earley, Treasurer
                            CORNING NATURAL GAS CORPORATION
        CONSOLIDATED STATEMENT OF INCOME
            UNAUDITED
           FORM 10 QSB


              FOR QUARTER ENDED       SIX MONTHS ENDED

   March 31, 1997  March 31, 1996  March 31, 1997  March 31, 1996
   ---------------------- ----------------------   ---------------------
---------------------
   Operating Revenues                $7,630,103        $ 8,969,323
$12,515,296            $13,464,627

             Cost and Expense
    Operating Expenses                  6,445,749           7,745,754
10,813,512              11,708,782
     Interest Expense                     219,375              219,988
405,675                   466,197
   Federal Income Tax                     324,227
424,495               411,789                   507,950
   Other Deductions Net                            577
1,633                    1,214                       3,576
                     -------------     ------------------
----------------               ---------------

 Total Costs and Expenses                  6,989,928
8,391,870           11,677,190             12,686,505
      -------------           -------------
---------------              --------------
   Operating Income                     640,175       577,453
838,106                  778,122
   Other Income                       100
89,259                         888                  102,935
     Corning Natural Gas Appliance Corp.:
  Operating Revenues                                 562,171
541,005              1,254,792               1,146,524
   Depreciation                                     60,754
58,251                  122,217                  116,693
  Other Operating Expense                         426,734
383,771                 929,822                  789,848
    Federal Income Tax                       25,132
44,917                    72,160                    88,574
                       ------------     ---------------
---------------                --------------
 Net Income of Appliance Corp.                     49,551
54,066                 130,593                  151,409
                                                   -----------
--------------             ---------------               --------------

 Net Income                                         $       689,826    $
720,778          $     969,587             $ 1,032,466
                         ==========      =========
=========             ==========

 Earnings Per Share                         $               1.50     $
1.567          $         2.108              $         2.244

  Dividends Per Share                         $                .32
$           .315           $             .64              $             .63

 Total Dividends Paid                         $         147,200     $
144,900          $     294,400               $    289,801


   Shares of common stock outstanding were 460,000 at March 31, 1997 Earnings per share = Net Income as shown above divided by 460,000 shares.
 Dividends per share = Dividends paid divided by shares outstanding at the time.

       See Management's Discussion & Analysis on Page 5.


               CORNING NATURAL GAS CORPORATION

         CONSOLIDATED STATEMENT OF CASH FLOWS
           FORM 10-QSB - UNAUDITED

     MARCH 31, 1997     MARCH 31, 1996
   CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income      $           969,587        $    720,778
Adjustments to Reconcile Net Income
         to Net Cash
         Provided by Operating Activities:
         Depreciation 360,049 179,535
     Allowance for Funds Used During Const.                     0            0
            Changes in Assets and Liabilities:
              (Increase) Decrease in:
     Accounts Receivable          (1,361,094)        (1,561,916)
  Materials, Supplies & Appliance Inventory
             724,573              674,721
    Other Deferred Charges                            984,555
1,795,752
   Prepaid and Other Assets
306,636                92,325
          Increase (Decrease) in:
   Accounts Payable
270,285            (288,515)
   Accrued General Taxes
53,765              195,310
     Accrued Federal Income Tax
312,023 316,281
  Deferred Federal Income Tax
(25,682)           (174,492)
 Other Liabilities and Deferred
Credits
(693,603)            ( 64,198)
Net Cash Provided (used) by
       Operating Activities                         1,901,094
1,885,581


         CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures
(462,461)           (157,934)
 Allowance for Funds Used During
Const.
0                         0
   Net Cash Used in Investing
Activities
(462,261)           (157,934)

         CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under
     Line-of-Credit Agreement
125,000            1,515,000
     Dividends Paid                           (294,400)            (144,900)
   Repayment of Long-Term Debt
(100,000)            0
Restricted Funds used for
        Qualified
Additions                                                      0
0
   Common Stock Issued
0                          0
Net Cash Provided (used in)
      Financing Activities
(519,400)          (1,659,900)

NET INC. (DEC.) IN CASH AND CASH
EQUIV.                                         919,433                 67,747


   CASH AND CASH EQUIV. AT BEG. OF PERIOD
180,595               405,806

   CASH AND CASH EQUIV. AT END OF PERIOD                              $
1,100,028     $        473,553
               ========          =========


      Supplemental Disclosures of Cash Flow Information:
         Cash paid During the Year for:


Interest (Net of Amount
Capitalized)                                                   $
440,027       $        144,580
     Income Taxes                                                $
86,000        $        253,126
                           CORNING NATURAL GAS CORPORATION
            Consolidated Balance Sheet At March 31, 1997
                             Form 10-QSB
                Unaudited



          Assets     03/31/97     09/30/96
         Gas Utility Plant $19,993,380$19,616,872

 Non-Utility-Principally Rented Gas App.
2,512,087           2,451,396
          22,445,467         22,068,268


 Less:  Accum. Provision for Depreciation
(8,178,131)        (7,846,128)
        $14,267,336       $14,222,140
           Current Assets:

     Cash and Equivalents                   1,100,028              180,595
   Restricted Short-Term Investments
0                    0
    Accounts Receivable                   2,150,771               789,677
Materials, Supplies and Inventories
1,275,556            2,000,129
      Prepayments and Other                      567,012               873,648

         Total Current Assets
5,093,367            3,844,049

           Non-Current Assets

       Def. Tax Assets         588,868               257,000

  Def. Debits - Acctg. for Income Taxes
670,466           1 ,016,661
       Deferred Debits         233,157            1,217,712
           Total Non-Current Assets      1,492,491            2,491,373


           Total Assets                $20,853,194        $20,557,562
            ===========    ============

          Capitalization & Liabilities

            Capitalization:

         Common Stock                     2,300,000         2,300,000

      Premium on Capital Stock - Common
653,346            653,346

       Retained Earnings
2,869,569            2,194,382
                          5,822,915            5,147,728
     Long Term Debt                                   6,200,000
6,300,000

     Total Capitalization      12,022,915         11,447,728


           Current Liabilities:

      Short Term Notes Payable                      2,600,000
2,725,000
         Accounts Payable                      1,416,475           1,146,190
    Customer Deposits and Accrued
Interest                                       220,422              735,398
        Accrued Federal Income Tax
312,023                         0
         Other Accrued Taxes                          195,363
141,598
     Current Maturities of Long Term
Debt                                        100,000              100,000
     Other Current and Accrued
Liabilities                                             418,548
884,710
       Total Current Liabilities
5,262,831           5,732,896
    Accumulated Deferred FIT         2,577,204           2,617,213
  Reserves and Other Liabilities
990,244              759,725


       Total Liab. and
Capitalization                                                $
20,853,194      $ 20,557,562

                                  ==========       ==========

       See Management's Discussion & Analysis on Page 5