Form 10QSB
period 1997-06-30
CORNING NATURAL GAS CORP
filed 1997-08-01
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended           June 30, 1997

Commission File Number         0-643

Corning Natural Gas Corporation
(Exact name of registrant as specified in its charter)

    New York                 16-0397420
(State or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization)           No.)

330 W. William Street, PO Box 58, Corning, New York  14830
607-936-3755
(Registrant's telephone number, including area code)


Former name, former address and former fiscal year, if change since last report)

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

Operating revenues for the quarter ending June 30, 1997 were $2,113,780 or 129% more than the quarter ending September 30, 1996 and $630,451 or 14% less than the quarter ending June 30, 1996.

Degree days for the quarter ending June 30, 1997 were 1,004 or 1,731% more than the quarter ending September 30, 1996 and 73 or 7% more than the quarter ending June 30, 1996. Since much of the Company's sales are dependent on weather conditions, the effects of the changes in degree days are reflected in the total MCF (thousand cubic feet) deliveries.


                                                Increase (Decrease)
                    Actual MCF         From Quarter Ending
                     Deliveries                    06/30/97

Quarter Ending 06/30/97     1,490,737
Quarter Ending 09/30/96        876,534      (614,203)
Quarter Ending 06/30/96     1,545,045          54,308

MCF deliveries include transportation of customer owned gas for specific end use customers for which the Company receives a fee equal to its normal markup for transporting the gas.

Operating expenses, made up largely of the cost of purchased gas were $2,183,583 or 153% more than the quarter ending September 30, 1996 and $548,860 or 13% less than the quarter ending June 30, 1996.

Net Income was $251,951 more than the quarter ended September 30, 1996 and $84,515 less than the quarter ending June 30, 1996.

Since the Company's business is seasonal by quarters, results for the first nine months of fiscal year 1997 should not be used as an indication of what results for the full twelve months of fiscal year 1997 may be.

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

    Shortly after the Company took possession of the system, Mercury Aircraft, Inc. announced it would purchase the former Taylor Wine Company facilities and centralize their other plants. The reopening of this major facility will most certainly contribute toward the stability and future viability of the new gas system which is now part of the Company. The former
Finger Lakes Gas Company's operations, did not have significant impact on 1995, but contributed in excess of $150,000 to gross margin (revenues less gas cost) for the period ended September 30, 1996.

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

The Company received approval for a rate increase form the New York State Public Service Commission of approximately $124,000 in revenues with an effective date of September 1, 1996.

Internal generation of funds should be sufficient to meet the needs of the Company coupled with some intermittent short-term borrowings.

There has been no change in independent public accountants. The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1997.

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

There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending June 30, 1997.
SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CORNING NAATURAL GAS CORPORATION


Date          July 28, 1997       THOMAS K. BARRY
    Thom
as K. Barry, Chairman of
                             the Board, President and C.E.O.



Date          July 28, 1997       GARY K. EARLEY
                        Gary K. Earley, Treasurer


         CORNING NATURAL GAS CORPORATION              CONSOLIDATED STATEMENT OF
INCOME
     UNAUDITED                                    FORM 10 QSB


                         FOR QUARTER ENDED        NINE MONTHS ENDED
                    06/30/97    06/30/96    06/30/97         06/30/96

Operating Revenues $3,756,539  $4,386,990  $16,271,835     $13,356,313
Cost and Expense
Operating Expense   3,612,447   4,161,307   14,425,959      11,907,061
Interest Expense        201,039     187,664      651,714         407,652
Income Tax                915      26,218      412,704         450,713
Other Deductions          218       1,029        1,432           2,662

Total               3,814,619   4,376,218   15,491,809      12,768,088
Operating Income        (58,080)     10,722      780,026         588,225

Other Income                   100       2,884          988          92,143

Corning Natural Gas Appliance Corp.:
Operating Revenues    428,209     494,754    1,683,001       1,035,759
Depreciation           58,462      58,328      180,679         116,579
Other Op Expense      333,252     373,858    1,263,074         757,629
Federal Income Tax     13,493      26,687       85,653          71,604

Net Income Appl Corp. 23,002       35,881      153,595          89,947

Net Income        $  (34,978)      49,537      943,609         770,315

Earnings Per Share   $  (.08)        .108        2.032           1.675

Dividends Per Share      .32         .315          .96             .63

Total Dividends Paid 147,200      144,901      441,600         289,801
Shares of common stock outstanding were 460,000 at June 30, 1997
Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends paid divided by shares outstanding at the time.

See Management's Discussion & Analysis on Page 5.





               CORNING NATURAL GAS CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS
                   FORM 10-QSB - UNAUDITED

                                                 JUNE 30, 1997     JUNE 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $            934,609        $
770,316
Adjustments to Reconcile Net Income
to Net Cas
Provided by Operating Activities:
Depreciation                                           538,450            355,92
9
Allowance for Funds Used During Const.                  0             0
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable                                 (  360,926)          231,495
Materials, Supplies & Appliance Inventory      559,030          (475,915)
Other Deferred Charges                       1,469,088          2,487,393
Prepaid and Other Assets                           106,756           (124,741)
Increase (Decrease) in:
Accounts Payable                                355,275            (222,258)
Accrued General Taxes                              74,455              208,596
Accrued Federal Income Tax                       39,249              (84,484)
Deferred Federal Income Tax                   (201,976)            (390,942)
Other Liabilities and Deferred Credits       (872,813)            ( 38,093)
Net Cash Provided (used) by
    Operating Activities                        2,641,197            2,717,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                 (621,769)
(343,461)
Allowance for Funds Used During Const.               0                    0
Net Cash Used in Investing Activities         (621,769)            (343,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under
    Line-of-Credit Agreement                     (650,000)           (1,980,000)
Dividends Paid                                    (441,600)
(289,801)
Repayment of Long-Term Debt                   (100,000)                       0
Restricted Funds used for
    Qualified Additions                                 0                     0
Common Stock Issued                                      0
0
Net Cash Provided (used in)
    Financing Activities                           (1,191,600)
(2,269,801)

NET INC. (DEC.) IN CASH
AND CASH EQUIV.                                 827,828              104,034

CASH AND CASH EQUIV. AT BEG.
 OF PERIOD                                      180,595              405,806

CASH AND CASH EQUIV. AT
 END OF PERIOD                          $     1,008,423              509,840
Supplemental Disclosures of Cash Flow Information:
Cash paid During the Year for:
Interest (Net of Amt Capitalized)      $       710,336      $        387,974
Income Taxe                                      $       553,246      $
865,063

                                 CORNING NATURAL GAS CORPORATION
                        Consolidated Balance Sheet At June 30, 1997
                                  Form 10-QSB
                                         Unaudited

Assets                                                     06/30/97
09/30/96
Gas Utility Plant                           $20,132,084        $19,616,872
Non-Utility-Principally Rented
      Gas App.                           2,519,440          2,451,396
                                        22,651,524         22,068,268
Less:  Prov for Depreciation            (8,346,065)        (7,846,128)
                                                      $14,305,459
$14,222,140
Current Assets:
Cash and Equivalents                        1,008,423            180,595
Restricted Short-Term Investments                0                  0
Accounts Receivable                                  1,150,603
789,677
Materials, Supplies and Inventories      1,441,099          2,000,129
Prepayments and Other                            766,892            873,648
     Total Current Assets                       4,367,017          3,844,049


Non-Current Assets
Def. Tax Assets                                       659,953
257,000
Def. Debits - Acctg. for Income Taxes       671,432          1,016,661
Deferred Debits                                      (251,376)
1,217,712
     Total Non-Current Assets                  1,080,009          2,491,373


     Total Assets                           $19,752,485        $20,557,562


Capitalization & Liabilities
Capitalization:
   Common Stock                                 2,300,000         2,300,000
   Premium on Capital Stock - Common         653,346           653,346
   Retained Earnings                        2,687,391         2,194,382

                                         5,640,737         5,147,728
Long Term Debt                               6,200,000         6,300,000
Total Capitalization                    11,840,737        11,447,728

Current Liabilities:
   Short Term Notes Payable              2,075,000         2,725,000
   Accounts Payable                          1,501,465         1,146,190
   Customer Deposits and Accrued Interest  229,118           735,398
   Accrued Federal Income Tax                       39,249                 0
   Other Accrued Taxes                          216,053           141,598

   Current Maturities of Long Term Deb     100,000           100,000
   Other Current and Accrued Liabilities   335,657           884,710
     Total Current Liabilities              4,496,542         5,732,896
Accumulated Deferred FIT                         2,472,961         2,617,213
Reserves and Other Liabilities                    942,245           759,725
     Total Liab. and Capitalization   $ 19,752,485      $ 20,557,562

See Management's Discussion & Analysis on Page 5