Form 10QSB/A
period 1997-06-30
CORNING NATURAL GAS CORP
filed 1997-08-05
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A

AMMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
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

					CORNING NAATURAL GAS CORPORATION


Date  		July 28, 1997		THOMAS K. BARRY							Thomas K. Barry, Chairman of
 						the Board, President and C.E.O.



Date  		July 28, 1997		GARY K. EARLEY
					Gary K. Earley, Treasurer


   		CORNING NATURAL GAS CORPORATION			CONSOLIDATED STATEMENT OF INCOME
	 UNAUDITED							 FORM 10 QSB

	                     FOR QUARTER ENDED        NINE MONTHS ENDED
                    06/30/97    06/30/96    06/30/97         06/30/96

Operating Revenues $3,756,539  $4,386,990  $16,271,835     $17,851,617
Cost and Expense
Operating Expense   3,612,447   4,161,307   14,425,959      15,870,089
Interest Expense	     201,039     187,664      651,714         653,861
Income Tax                915      26,218      412,704         534,168
Other Deductions          218       1,029        1,432           4,605

Total               3,814,619   4,376,218   15,491,809      17,062,723
Operating Income	     (58,080)     10,722      780,026         788,894

Other Income		            100       2,884          988         105,819

Corning Natural Gas Appliance Corp.:
Operating Revenues    428,209     494,754    1,683,001       1,641,278
Depreciation           58,462      58,328      180,679         175,021
Other Op Expense      333,252     373,858    1,263,074       1,163,706
Federal Income Tax     13,493      26,687       85,653         115,261

Net Income Appl Corp. 23,002       35,881      153,595         187,290

Net Income        $  (34,978)      49,537      943,609         976,184

Earnings Per Share   $  (.08)        .108        2.032           2.122

Dividends Per Share      .32         .315          .96             .945

Total Dividends Paid 147,200      144,901      441,600         434,701
Shares of common stock outstanding were 460,000 at June 30, 1997
Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends paid divided by shares outstanding at the time.

See Management's Discussion & Analysis on Page 5.




               CORNING NATURAL GAS CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS
                   FORM 10-QSB - UNAUDITED

                                    	  		JUNE 30, 1997     JUNE 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income			                  	 $            934,609        $   770,316
Adjustments to Reconcile Net Income
to Net Cas
Provided by Operating Activities:
Depreciation		                             	 	 538,450          	355,929
Allowance for Funds Used During Const.  	            0 	           0
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable		                       (  360,926)          231,495
Materials, Supplies & Appliance Inventory      559,030          (475,915)
Other Deferred Charges                       1,469,088          2,487,393
Prepaid and Other Assets	                      106,756           (124,741)
Increase (Decrease) in:
Accounts Payable	                             355,275            (222,258)
Accrued General Taxes   	                      74,455              208,596
Accrued Federal Income Tax	                    39,249              (84,484)
Deferred Federal Income Tax	                 (201,976)            (390,942)
Other Liabilities and Deferred Credits       (872,813)            ( 38,093)
Net Cash Provided (used) by
	Operating Activities                        2,641,197            2,717,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures		                        (621,769)            (343,461)
Allowance for Funds Used During Const.               0                    0
Net Cash Used in Investing Activities         (621,769)            (343,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under
	Line-of-Credit Agreement                     (650,000)           (1,980,000)
Dividends Paid	                               (441,600)             (289,801)
Repayment of Long-Term Debt                   (100,000)	                   0
Restricted Funds used for
	Qualified Additions	                                0                     0
Common Stock Issued	                                 0                     0
Net Cash Provided (used in)
	Financing Activities	                      (1,191,600)           (2,269,801)

NET INC. (DEC.) IN CASH
AND CASH EQUIV.                                 827,828              104,034

CASH AND CASH EQUIV. AT BEG.
 OF PERIOD                                      180,595              405,806
CASH AND CASH EQUIV. AT
 END OF PERIOD                          $     1,008,423              509,840
Supplemental Disclosures of Cash Flow Information:
Cash paid During the Year for:
Interest (Net of Amt Capitalized)      $       710,336      $        387,974
Income Taxe			                         $       553,246      $        865,063

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