Form 10KSB
period 1997-09-30
CORNING NATURAL GAS CORP
filed 1997-12-30
CIK 24751

U.S. Securities and Exchange Commission
Washington, D.C.  20549

    (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)

         For the twelve month period ended     September 30, 1997

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

    Check whether the issurer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-ISV.   (X)

Revenues for 12 month period ended September 30, 1997 $17,835,687

The aggregate market value of the 331,362 shares of the Common Stock held by non-affiliates of the Registrant at the $20 average of bid and asked prices as of November 1, 1997 was $6,627,240.


Number of shares of Common Stock outstanding as of the close of business on November 1, 1997 - 460,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the twelve month period ended September 30, 1997, and definitive proxy statement and notice of annual meeting of shareholders, dated February 15, 1998, are incorporated by reference into Part I, Part II and Part II hereof.

Information contained in this Form 10-KSB and the Annual Report to shareholders for fiscal 1997 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

CORNING NATURAL GAS CORPORATION
FORM 10-KSB
For the 12 Month Period Ended September 30, 1997
Part I

ITEM 1 - DESCRIPTION OF BUSINESS
(a)  Business Development
Corning Natural Gas Corporation (the "Company" or "Registrant"), incorporated in 1904, is a natural gas utility. The Company purchases its entire supply of gas, and distributes it through its own pipeline distribution and transmission systems to residential, commercial, industrial and municipal customers in the Corning, New York area and to two other gas utilities which service the Elmira and Bath, New York areas. The Company is under the jurisdiction of the Public Service Commission of New York State which oversees and sets rates for New York gas distribution companies. The Company also sells, leases and services appliances, primarily gas burning, through its wholly owned subsidiary, Corning Natural Gas Appliance Corporation.
(b)  Business of Issuer
    (1) The Company maintains a gas supply portfolio of numerous contracts and is not dependent on a single supplier. Additionally, the Company has capabilities for storing 793,000 Mcf through storage operations with two of its suppliers. The Company had no curtailments during fiscal 1997 and expects to have an adequate supply available for its customers during fiscal 1998 providing that no abnormal conditions or actions occur.
    (2) The Company is franchised to supply gas service in all the political subdivisions in which it operates.
    (3) Since the Company's business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales for different periods vary depending on variations in temperature, but the Company's Weather Normalization Clause (WNC) serves to stabilize net revenue from the effects of temperature variations. The WNC allows the Company to adjust customer billings to compensate for fluctuations in net revenue caused by temperatures which are higher or lower than the thirty year average temperature for the period. Degree days, which represent the number of degrees that the average daily temperature falls below 65 degrees Fahrenheit, totaled 6,831 for the period October 1, 1996 through September 30, 1997 and 7,076 for the same period ended September 30, 1996.
    (4)  The Company has three major customers, Corning Incorporated, New
York State Electric & Gas (NYSEG), and Bath Electric, Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results.
    (5) Historically, the Company's competition in the residential market has been primarily from electricity in cooking, water heating and clothes drying, and to a very small degree, in heating. The price of gas remains low in comparison to that of electricity in the Company's service territory and the Company's competitive position in the residential market continues to be very strong. Approximately 99% of the Company's general service customers heat with gas.
    In recent years competition from oil has developed in the industrial market. The Company has been able to counteract much of this competition, to date, through the transportation of customer owned gas for a transportation charge. The customer arranges for their own gas supply, then moves it through the Company's facilities for a transportation fee. The Company's transportation rate is equal to the lowest unit rate of the appropriate rate classification, exclusive of gas costs, hence the profit margin is maintained.
    Additionally, under an increasingly deregulated environment there is opportunity for the Company to increase revenue by selling its upstream pipeline capacity to transportation customers. The Company is authorized to retain 15% of such revenue and 85% is returned to firm customers in the form of lower gas costs. Transportation customers that pay for this capacity are virtually assured that their supply will not be interrupted. Revenues derived from the resale of this capacity were $242,289 for 12 months ended September 30, 1997 and $181,681 for the 12 months ended September 30, 1996.
    For those willing to bear some risk, the Company has an interruptible transportation rate for its large industrial customers whereby the customer may elect to avoid payment of demand charges but bears the risk of partial or total upstream interruption of service during certain periods. To maintain industrial load in the event that oil prices temporarily drop below the equivalent gas price, the Company continues to maintain a flexible transportation rate schedule. This flexible rate has been used infrequently since its inception.
    In September 1995 the Company purchased the assets of a local gas distribution company, Finger Lakes Gas Company, through the Federal Bankruptcy Court. Finger Lakes Gas served customers in the Hammondsport, NY area and had a customer base of approximately 320 customers. The Company was able to purchase this all plastic system with a bid of $560,000. The Company was pleased to purchase these assets that originally cost over $1.5 million to construct for its relatively low bid. The nearly new, all plastic, system was already connected and serving 320 customers with a potential to add 200 more in the near future. On a per customer basis, this represents a very low investment. The capital to purchase these assets was obtained through short term debt. The Company has not found it necessary to apply for an increase in rates on this part of our system which means the original rates made effective in 1990 remain in effect currently.
    Shortly after the Company took possession of the system, Mercury
Aircraft, Inc. announced it would purchase the former Taylor Wine Company facilities and centralize their other plants. The reopening of this major facility will most certainly contribute toward the stability and future viability of the new gas system which is now part of the Company. The former Finger Lakes Gas Company's operations contributed in excess of $150,000 to gross margin for the period ended September 30, 1996, and in excess of $218,000 for the 12 months ended September 30, 1997.
    In December, 1994 the New York Public Service Commission instituted a proceeding to address issues related to the merging competitive natural gas market. This proceeding is intended to provide a framework whereby access to facilities on upstream pipelines made available by FERC Order 636 would be available to end use customers on the Local Distribution Company level. New tariff filings were approved and became effective September 1, 1996. The Company considers this a transitional step towards full unbundling of services with future changes made as circumstances warrant.
    In 1997 the PSC instituted another proceeding designed to assess the issues associated with the future of the natural gas industry and the role of the local gas utility. The staff of the PSC has made certain proposals which, if instituted, will effectively separate the structure of the industry into four distinct segments. Under the proposed structure, production, transportation, marketing and distribution will become distinct businesses. Gas utilities would no longer sell natural gas, they would merely provide the distribution facilities to get gas to the burnertip. The PSC staff proposal indicates that this change should be complete within five years.
    Such a drastic change will obviously require much effort in working out the details to ensure that customers are provided with the same safe, reliable service that has historically been provided. This company has taken the position that it does not oppose this transition to a fully competitive market but that it must be allowed to evolve naturally. In order to minimize the potential for unintended consequences which could have a negative effect on the customer, arbitrary deadlines and regulations designed to accelerate the process need to be avoided. If, in fact, marketers can provide a more economic product than the gas utility, customers will be quick to respond.
    (6) The Company believes compliance with present federal, state and local provisions relating to the protection of the environment will not have any material adverse effect on capital expenditures, earnings and financial position of the Company and its subsidiary.
    (7) Sixty-nine persons were employed on a full-time basis and seven on a part-time basis by the Company in 1997 and 67 full-time and six part-time in fiscal 1996.
    (8) The Company's labor-management relationship is good. Typical labor negotiations are completed in one to two days. The current labor contract was signed September 1, 1995 for a three year period.
ITEM 2 - DESCRIPTION OF PROPERTY
    The Company completed the construction of a new office building at 330 West William Street, Corning, NY in the fall of 1991. This structure is physically connected to the operations center built three years earlier. The Company had outgrown its general offices at 27 East Denison Parkway. The property has been sold, and the gain on the sale was returned to ratepayers.
    The Company's pipeline system is thoroughly surveyed each year. Any necessary replacements are included in the construction budget. Approximately 105 miles of transmission main, 284 miles of distribution main, 13,800 services and 86 measuring and regulating stations, along with various other property are distributed throughout the service area. All of the above described property is owned by the Company, except for one short section of 10" gas main which is under a long-term lease and is used primarily to serve Corning Incorporated. All of the above described property which is owned by the Company is adequately insured, and is subject to the lien of the Company's first mortgage indenture.

ITEM 3 - LEGAL PROCEEDINGS
    The Company is not a party to any material pending legal proceedings, nor is the Company aware of any problems of any consequence which it anticipates may result in legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    No matters were submitted to a vote of security holders during the third quarter of 1997.

Additional Item
Executive Officers of the Registrant
(Including Certain Significant Employees)

                          Business Experience              Years Served
Name                    Age       During Past 5 Years           In This Office

Thomas K. Barry        52    Chairman of the Board of Directors          4
                        President & C.E.O.                       13
Edgar F. Lewis         60    Senior Vice President - Operations        17

Kenneth J. Robinson   53     Executive Vice President                    6

Phyllis J. Groeger    57     Secretary                               10

Thomas S. Roye         44    Vice President - Administration             6

Gary K. Earley        43      Treasurer                                6

Term of office is for one year.  (Normally from April to April)


Part II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
 MATTERS
    The principal market on which the Registrant's common stock is traded, the range of high and low bid quotations for each quarterly period during the past two years, the amount and frequency of dividends, and a description of restrictions upon the Registrant's ability to pay dividends, appear in the table below. The number of stockholders of record of the Registrant's Common Stock was 372 at September 30, 1997. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

MARKET PRICE - (OTC)
                                               Dividend
Quarter Ended                High      Low       Paid
March 31, 1996                    $ 23      $ 22      $ .315
June 30, 1996                  23        22        .315
September 30, 1996             22        21 1/2    .315
December 31, 1996                        22        21 1/2    .32
March 31, 1997                      22        21 1/2  $ .32
June 30, 1997                  21 1/4    20        .32
September 30, 1997             21 1/4    20        .32

    The Company incurred $4,700,000 in new long-term debt in 1997. The proceeds of this new issue were used to pay off $3.1 million in short-term debt and retire a 10% First Mortgage Bond with a balance of $1.6 million. The new debt is an unsecured senior note at 7.9 percent interest with a maturity date of September 25, 2017. Canada Life Assurance Company of Toronto is the debt holder; interest payments are made quarterly with sinking fund payments as follows: $355,000 annually starting September, 2006 with a $795,000 payment due September 1, 2017.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Management's discussion of financial condition and results of operations of the Company appears in the 1997 Annual Report to Shareholders which is incorporated by reference.

ITEM 7 - FINANCIAL STATEMENTS
    The consolidated financial statements, together with the independent auditors' report thereon of KPMG Peat Marwick LLP dated November 7, 1997 are included in the 1997 Annual Report to Shareholders attached hereto, and are incorporated in this Form 10-KSB by reference thereto.

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

Exhibit  Name of Exhibit                                             Page

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

10 A copy of the Transportation Agreement between the Company and Corning Incorporated was filed with the Company's Form 10-KSB for December 31, 1992.

10       A copy of the Service Agreement with Columbia Gas
         Transmission Co. was filed with the Company's
          10-KSB for December 31, 1993.

13       A copy of the Corporation's Annual Report to
         Shareholders for 1997, is filed herewith.

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

(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the three month period ended September 30, 1997.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CORNING NATURAL GAS CORPORATION
              (R
egistrant)




Date   December 19 1997        THOMAS K. BARRY
              Thomas K. Barry, Chairman of the Board, President and C.E.O.




Date   December 19, 1997       GARY K. EARLEY
                          Gary K. Earley, Treasurer



    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date       December 19, 1997        J.E. BARRY
                          J.E. Barry, Director



Date   December 19, 1997       DONALD R. PATNODE
                         Donald R. Patnode, Director



Date   December 19, 1997       J.A. FINLEY
                         J.A. Finley, Director
??