Form 10KSB/A
period 1997-09-30
CORNING NATURAL GAS CORP
filed 1998-01-15
CIK 24751

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

MARKET PRICE - (OTC)
                                                                   Dividend
Quarter Ended                High           Low       Paid
March 31, 1996                    $   23         $ 22      $ .315
June 30, 1996                     23          22        .315
September 30, 1996            22        21 1/2 .315
December 31, 1996      22          21 1/2 .32
March 31, 1997                        22          21 1/2 .32
June 30, 1997          21 1/4       20        .32
September 30, 1997 21 1/4      20        .32

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