Form 10QSB
period 1997-12-31
CORNING NATURAL GAS CORP
filed 1998-02-04
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended    December 31, 1997

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

    Operating revenues for the quarter ending December 31, 1997 were $3,104,176 or 199% more than the quarter ending September 30, 1997 and $217,165 or 4% less than the quarter ending December 31, 1996.

    Degree days for the quarter ending December 31, 1997 were 2,111 or 818% more than the quarter ending September 30, 1997 and 51 or 2% less than the quarter ending December 31, 1996. Since much of the Company's sales are dependent on weather conditions, the effects of the changes in degree days are reflected in the total MCF (thousand cubic feet) deliveries.

                                       Increase (Decrease)
                                       From Quarter Ending
                        Actual MCF Deliveries              12/31/97

Quarter Ending 12/31/97           2,169,630
Quarter Ending   9/30/97                  824,993               (1,344,637)
Quarter Ending 12/31/96           2,126,330           (     43,300)

    MCF deliveries include transportation of customer owned gas for specific end use customers for which the Company receives a fee equal to its normal markup for transporting the gas.

    Operating expenses, made up largely of the cost of purchased gas, were $2,494,357 or 141% more than the quarter ending September 30, 1997 and $105,021 or 3% less than the quarter ending December 31, 1996.

    Net Income was $391,567 or 219% more than the quarter ended September 30, 1997 and $67,051 or 24% less than the quarter ending December 31, 1996.

    Since the Company's business is seasonal by quarters, results for the first three months of fiscal year 1998 should not be used as an indication of what results for the full twelve months of fiscal year 1998 may be.

    In December, 1994 the New York Public Service Commission instituted a proceeding to address issues related to the merging competitive natural gas market. This proceeding is intended to provide a framework whereby access to facilities on upstream pipelines made available by FERC Order 636 would be available to end use customers on the Local Distribution Company level. New tariff filings were approved and became effective September 1, 1996. The Company considered this a transitional step towards full unbundling of services with future changes made as circumstances warrant.

    In 1997 the PSC instituted another proceeding designed to assess the issues associated with the future of the natural gas industry and the role of the local gas utility. The staff of the PSC has made certain proposals which, if instituted, will effectively separate the structure of the industry into four distinct segments. Under the proposed structure, production, transportation, marketing and distribution will become distinct businesses. Gas utilities would no longer sell natural gas, they would merely provide the distribution facilities to get gas to the burnertip. The staff proposal suggests that this change could be complete within five years.

    Such a drastic change will obviously require much effort in working out the details to ensure that customers are provided with the same safe, reliable service that has historically been provided. This company has taken the position that it does not oppose this transition to a fully competitive market but that it must be allowed to evolve naturally. Management believes that in order to minimize the potential for unintended consequences which could have a negative effect on the customer, arbitrary deadlines and regulations designed to accelerate the process need to be avoided.

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

    Late in September, 1997, the Company completed a long-term debt financing in the amount of $4.7 million. These funds were obtained as a senior note with interest at 7.9 percent over a 20 year term. This financing allowed the Company to reduce short-term debt in the amount of $3.1 million and to retire a 10 percent bond with a balance of $1.6 million. Savings of over $200,000 were estimated on the bond retirement while the entire package served to strengthen the capitalization structure.

    The Company received approval for a rate increase from the New York State Public Service Commission of approximately $124,000 in revenues with an effective date of September 1, 1996.

    Internal generation of funds should be sufficient to meet the needs of the Company coupled with some intermittent short-term borrowings.

    There has been no change in independent public accountants. The Company has not filed any reports on Form 8-K for the quarter ended
 December 31, 1997.

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

    There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending December 31, 1997.

SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CORNING NATURAL GAS CORPORATION


Date     January 30, 1998         THOMAS K. BARRY

                             Thomas K. Barry, Chairman of  the Board,
                         President and C.E.O.



Date     January 30, 1998         GARY  K. EARLEY
                                            Gary K. Earley, Treasurer


              CORNING NATURAL GAS CORPORATION
         CONSOLIDATED STATEMENT OF INCOME
                         UNAUDITED

                FORM 10 QSB
                                                       FOR QUARTER ENDED
                                                   Dec. 31, 1997      Dec. 31,
1996
                                                  ------------------
----------------------
Operating Revenues                            $4,668,028      $ 4,885,193

Cost and Expense
  Operating Expenses                                 4,262,742        4,367,763

  Interest Expense                           236,343          231,300
  Income Tax                                       41,783           87,562
  Other Deductions Net                          2,519              637
                                                -------------    -------------

Total Costs and Expenses                   4,543,387        4,687,262
                                                              -------------
---------------
Operating Income                               124,641          197,931
Other Income                                       0              789
Corning Natural Gas Appliance Corp.:
  Operating Revenues                                 717,677          692,621

  Depreciation                                       61,166           61,463

  Other Operating Expense                    500,630          503,088
  Federal Income Tax                             67,811           47,028
                                      --------------  ---------------
Net Income of Appliance Corp.                 88,070           81,042
                                        ------------   --------------
Net Income                               $   212,711      $   279,762
                                             =======        =========

Earnings Per Share                       $      .462      $     0.608

Dividends Per Share                      $      .325      $     0.640

Total Dividends Paid                        $   149,500      $    147,200
Shares of common stock outstanding were 460,000 at December 31, 1997
Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends paid divided by shares outstanding at the time.

See Management's Discussion & Analysis on Page 5.





CORNING NATURAL GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
     FORM 10-QSB - UNAUDITED


                          DEC. 31, 1997    DEC. 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                  $
212,710      $   279,762
    Adjustments to Reconcile Net Income
    to Net Cash
Provided by Operating Activities:
Depreciation
184,567            180,279
Allowance for Funds Used During Const.                            0
   0
    Changes in Assets and Liabilities:
    (Increase) Decrease in:
Accounts Receivable                                                (1,418,827)
     (1,181,052)
Materials, Supplies & Appliance Inventory      (  664,184)          232,174
Other Deferred Charges                                          25,221
 311,465
Prepaid and Other Assets                                      490,069
494,035
Increase (Decrease) in:
Accounts Payable                                          2,181,991
1,266,475
Accrued General Taxes                              (  104,170)      (    10,232)
Accrued Federal Income Tax                               (  141,813)      (
51,603)
Deferred Federal Income Tax                        148,087            57,087
Other Liabilities and Deferred Credits        (   575,785)      (   965,395)
Net Cash Provided (used) by
    Operating Activities                                             337,866
       612,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                    (    269,046)      (
228,135)
Allowance for Funds Used During Const.                  0                 0
Net Cash Used in Investing Activities        (    269,046)     (    228,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under
    Line-of-Credit Agreement                             275,000
715,000
Dividends Paid                                                   (    149,500)
  (     294,400)
Repayment of Long-Term Debt                             0     (     100,000)
Restricted Funds used for
    Qualified Additions                                            0
     0
Common Stock Issued                                                 0
      0
Net Cash Provided (used in)
    Financing Activities                                         125,500
   320,600

NET INC. (DEC.) IN CASH AND CASH EQUIV.           194,320           705,460

CASH AND CASH EQUIV. AT BEG. OF PERIOD            904,651           180,595

CASH AND CASH EQUIV. AT END OF PERIOD     $     1,098,971    $      886,055
                                                 ========         =========
Supplemental Disclosures of Cash Flow Information:
Cash paid During the Year for:
Interest (Net of Amount Capitalized)      $       238,478    $      296,588
Income Taxes                                       $             0    $
   0

CORNING NATURAL GAS CORPORATION
Consolidated Balance Sheet At December 31, 1997
Form 10-QSB                              Unaudited


Assets                                                               12/30/97

     09/30/97
Gas Utility Plant                                                 $20,634,140
    $20,378,449
Non-Utility-Principally Rented Gas App.        2,536,465        2,533,498

23,170,605       22,911,947
Less:  Accum. Provision for Depreciation      (8,652,625)      (8,478,446)

$14,517,980      $14,433,501
Current Assets:
Cash and Equivalents                                          1,098,971
 904,651
Restricted Short-Term Investments                          0                  0
Accounts Receivable                                            2,414,042
  995,215
Materials, Supplies and Inventories            2,653,582        1,989,398
Prepayments and Other                                          556,613
1,046,682
     Total Current Assets                                 6,723,208
4,935,946
Non-Current Assets
Def. Tax Assets                                                         401,242
          62,000
Def. Debits - Acctg. for Income Taxes             864,872        1,016,661
Deferred Debits                                                       1,222,177
       1,247,398
     Total Non-Current Assets                                  2,488,291
2,326,059
     Total Assets                                             $23,729,479
$21,695,506
                                                 ===========     ============
Capitalization & Liabilities
Capitalization:
   Common Stock                                               2,300,000
2,300,000
   Premium on Capital Stock - Common               653,346          653,346
   Retained Earnings                                  2,319,301        2,256,091
                                               5,272,647        5,209,437
Long Term Debt                                                 9,400,000
9,400,000
Total Capitalization                                          14,678,647
14,609,437

Current Liabilities:
   Short Term Notes Payable                             1,050,000
775,000
   Accounts Payable                                            4,012,331
1,830,340
   Customer Deposits and Accrued Interest        232,354         673,114
   Accrued Federal Income Tax                               (141,813)
   0
   Other Accrued Taxes                                          8,197
112,367
   Current Maturities of Long Term Debt                    0               0
   Other Current and Accrued Liabilities         300,034          624,790

     Total Current Liabilities                        5,461,103
4,015,611
Accumulated Deferred FIT                                   2,780,506
2,444,966
Reserves and Other Liabilities                          815,223          625,492
     Total Liab. and Capitalization         $ 23,729,479     $ 21,695,506
                                                                          ======
====       ==========

See Management's Discussion & Analysis on Page 5