Form 10QSB
period 1998-03-31
CORNING NATURAL GAS CORP
filed 1998-05-15
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended    March 31, 1998

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


Former name,former address and former fiscal year,if change since last report)

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

    Operating revenues for the quarter ending March 31, 1998 were $7,173,161, an increase of $5,609,309 or 358% more than the quarter ending September
 30, 1997 and $456,942 or 6% less than the quarter ending March 31, 1997.

    Degree days for the quarter ending March 31, 1998 were 2,754, an increase of 2,495 or 963% more than the quarter ending September 30, 1997 and 336 or 11% less than the quarter ending March 31, 1997. Since much of the Company's sales are dependent on weather conditions, the effects of the changes in degree days are reflected in the total MCF (thousand cubic feet) deliveries.

                   Increase (Decrease)
                   From Quarter Ending
         Actual MCF Deliveries              03/31/98
Quarter Ending  3/31/98                     3,069,063
Quarter Ending   9/30/97                      824,993           (2,244,070)
Quarter Ending  3/31/97                     3,455,554             (386,491)

    MCF deliveries include transportation of customer owned gas for specific end use customers for which the Company receives a fee equal to its normal markup for transporting the gas.

    Operating expenses, made up largely of the cost of purchased gas, were $6,047,059, an increase of $4,278,674 or 242% more than the quarter ending September 30, 1997 and $398,690 or 6% less than the quarter ending
 March 31, 1997.

    Net Income was $604,959, an increase of $783,817 or 436% more than the quarter ended September 30, 1997 and $84,867 or 12% less than the quarter ending March 31, 1997.

    Since the Company's business is seasonal by quarters, results for the first six months of fiscal year 1998 should not be used as an indication of what results for the full twelve months of fiscal year 1998 may be.

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

    In April 1998 the Company's Appliance subsidiary completed the purchase of three local existing businesses. A shopping plaza in South Corning was purchased which consists of eight businesses housed in 52,000 square feet of rentable space with a major grocery store as the anchor. Also purchased was a real estate organization and a tax and financial services company.
 The real estate firm is a franchise of The Prudential Marketplace Realty and has twenty three agents operating out of offices in both the Corning and Elmira, New York market. Tax Center International provides tax preparation accounting, and payroll services and currently serves over six hundred clients. These purchases are part of the Company's plan to aggressively explore new opportunities in non-traditional areas.

    Internal generation of funds should be sufficient to meet the needs of the Company coupled with some intermittent short-term borrowings.

    There has been no change in independent public accountants. The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1998.

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

    There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending March 31, 1998.

SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CORNING NATURAL GAS CORPORATION


Date     May 11, 1998             THOMAS K. BARRY

                             Thomas K. Barry, Chairman of
                                                           the Board, President
and C.E.O.



Date     May 11, 1998             GARY  K. EARLEY
                                       Gary K. Earley, Treasurer


CORNING NATURAL GAS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
UNAUDITED
FORM 10 QSB

                                   FOR QUARTER ENDED
SIX MONTHS ENDED
                        03/31/1998      03/31/1997         03/31/1998
03/31/1997

Operating Revenues  $7,173,161       $7,630,103      $11,841,189  $12,515,296
Cost and Expense
Operating Exp            6,047,059        6,445,749       10,309,802
10,813,512
Interest Exp           240,779          219,375          477,121      450,675
Income Tax                    319,729          324,227          361,511
411,789
Other Deductions         2,635              577            5,157        1,214

Total                6,610,202        6,989,928       11,153,591   11,677,190
Operating Income       562,959          640,175          687,598      838,106
Other Income               100              100              100          888
Corning Natural Gas Appliance Corp.:
Operating Revenues     555,028           562,171       1,272,707    1,254,792
Depreciation            59,870            60,754         121,035      122,217
Other Operating Exp    440,052           426,734         940,685      929,822
Federal Income Tax      13,206            25,132          81,017       72,160

Net Income              41,900            49,551         129,970      130,593

Net Income           $ 604,959         $ 689,826       $ 817,668    $ 969,587
                       =======          ========        ========    =========

Earnings Per Share   $   1.315         $    1.50       $   1.778    $   2.108

Dividends Per Share  $    .0           $      0        $     .33    $    .64

Dividends Declared     $0               $0             $149,501     $294,400
Shares of common stock outstanding were 460,000 at March 31, 1998
Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends declared divided by shares outstanding at the time.

See Management's Discussion & Analysis on Page 5.





CORNING NATURAL GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FORM 10-QSB - UNAUDITED


                               MARCH  31, 1998       MARCH 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                   $    817,668
   $   969,587
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation                                                369,347
360,049
Allowance for Funds Used During Const.       0                    0
    Changes in Assets and Liabilities:
    (Increase) Decrease in:
Accounts Receivable                                    (1,452,551)
(1,361,094)
Materials & Supplies Inventory     (  187,339)              724,573
Other Deferred Charges                           1,319,858               984,555
Prepaid and Other Assets                          263,568               306,636
Increase (Decrease) in:
Accounts Payable                                 40,570               270,285
Accrued General Taxes                  72,358                53,765
Accrued Federal Income Tax                      333,938               312,023
Deferred Federal Income Tax            (    81,263)          (    25,682)
Other Liab and Deferred Credits   (   681,664)          (   693,603)
Net Cash Provided (used) by
    Operating Activities                                 814,490
1,901,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                           ( 502,812)            ( 462,261)
Purchases of Marketable Securities  (  59,173)            ( 497,497)
Net Cash Used in Investing Act      ( 561,985)            ( 959,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under
    Line-of-Credit Agreement                 100,000            (  125,000)
Dividends Paid                                       (    149,500)           (
294,400)
Repayment of Long-Term Debt                 0            (  100,000)
Net Cash Provided (used in)
    Financing Activities                         (49,500)           (  519,400)

NET INC. (DEC.) IN CASH
 AND CASH EQUIV.                       203,005               421,936

CASH AND CASH EQUIV.
 AT BEG. OF PERIOD                     262,752               180,595


CASH AND CASH EQUIV.
 AT END OF PERIOD               $      465,757           $   602,531
                                      ========             =========
Supplemental Disclosures of Cash Flow Information:
Cash paid During the Year for:
Interest (Net of Amount Capitalized) $ 442,524           $   440,027
Income Taxes                                  $ 110,000           $    86,000

                                     CORNING NATURAL GAS CORPORATION
Consolidated Balance Sheet At March 31, 1998
and September 30, 1997
Form 10-QSB   Unaudited


Assets                                                          03/31/98
  09/30/97
Gas Utility Plant                                         $20,818,424
$20,3
78,449
Non-Utility-Principally
 Rented Gas App.                       2,533,082        2,533,498
                                                                 23,351,506
  22,911,947
Less:  Accum. Provision
 for Depreciation                     (8,784,540)      (8,478,446)
                                                                 $14,566,966
  $14,433,501
Current Assets:
Cash and Equivalents                                    465,757
262,752
Marketable Securities Available
          for Sale                       701,072              641,899
Accounts Receivable                                    2,447,766
995,215
Materials, Supplies and Inventories    2,176,737        1,989,398
Prepayments and Other                                  783,114        1,046,682
     Total Current Assets                     6,574,446        4,935,946

Non-Current Assets
Def. Tax Assets                                                 440,224
  62,000
Def. Debits - Acctg. for Income Taxes    865,837        1,016,661
Deferred Debits                                            (     72,460)
1,247,398
     Total Non-Current Assets                          1,233,601
2,326,059
     Total Assets                                     $22,375,013
$21,695,506
                                                           ===========
============
Capitalization & Liabilities
Capitalization:
   Common Stock                                       2,300,000
2,300,000
   Premium on Capital Stock              653,346          653,346
   Retained Earnings                          2,924,259        2,256,091
                                       5,877,605        5,209,437
Long Term Debt                         9,400,000        9,400,000
Total Capitalization                                     15,277,605
14,609,437

Current Liabilities:
   Short Term Notes Payable                       875,000          775,000
   Accounts Payable                                    1,870,910
1,830,340
   Customer Deposits and
        Accrued Interest                 239,366          673,114
   Accrued Federal Income Tax                333,938                0
   Other Accrued Taxes                                184,725          112,367
 Current Maturities of Long Term Debt          0                0
 Other Current and Accrued
                  Liabilities            235,177          624,790
     Total Current Liabilities         3,739,116        4,015,611
Accumulated Deferred FIT                       2,591,103        2,444,966
Reserves and Other Liabilities           767,189          625,492
     Total Liab.
 and Capitalization                 $ 22,375,013       $ 21,695,506
                                                                ==========
   ==========

See Management's Discussion & Analysis on Page 5