Form 10QSB
period 1998-06-30
CORNING NATURAL GAS CORP
filed 1998-08-14
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended    June 30, 1998

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

                   Yes       No

    There were 460,000 shares of Common Stock outstanding at the end of the quarter. There is only one class of Common Stock and no Preference Stock outstanding.
    Net income (loss) for the quarter ended June 30, 1998 was ($96,427), a $61,449 reduction from the same quarter the previous year. The reduction results primarily from the decline in gas sales due to milder weather. Mcf deliveries of 1,281,804 were down 14 percent from the same quarter last year. In addition, capacity assignment revenues of $20,166 were down 40 percent from the previous year due to an increasingly competitive market.

    Subsidiary earnings were also down 18 percent for the quarter due to the expected beginning unprofitableness of the newly acquired businesses discussed below.

    As the Company's business is seasonal by quarters, results for the first nine months of fiscal year 1998 should not be used as an indication of what results for the full twelve months of fiscal year 1998 may be.

    Late in September, 1997, the Company completed a long-term debt financing in the amount of $4.7 million. These funds were obtained through a private placement of a senior note with interest at 7.9 percent over a 20 year term. This financing allowed the Company to reduce short-term debt in the amount of $3.1 million and to retire a 10 percent bond with a balance of
$1.6 million. Savings of over $200,000 were estimated on the bond retirement while the entire package served to strengthen the capitalization structure.


    In April 1998 the Company's Appliance subsidiary completed the purchase of three local existing businesses. A shopping plaza in South Corning was purchased which has multi-year leases with eight businesses housed in 52,000 square feet of rentable space with a major grocery store as the anchor. Also purchased was a real estate management and brokerage organization and a tax and financial services company. The shopping plaza was purchased for $1,175,000 and financed primarily through a $940,000 twenty year note secured by a mortgage on the shopping center real estate. The real estate and finalncial service companies were purchased for $349,000, funded through a $180,000 eight year loan agreement with the sellers and the balance through operating funds. The real estate firm is a franchise of The Prudential Marketplace Realty and has twenty three agents operating out of offices in both the Corning and Elmira, New York market. The financial services business, Tax Center International, provides tax preparation, accounting and payroll services and currently serves over six hundred clients. These purchases are part of the Company's plan to aggressively explore new opportunities in non-traditional areas.


    Internal generation of funds should be sufficient to meet the needs of the Company coupled with some intermittent short-term borrowings.

    There has been no change in independent public accountants. The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1998.

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

    There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending June 30, 1998.

 SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CORNING NATURAL GAS CORPORATION


Date     July 31, 1998            THOMAS K. BARRY
                   T
homas K. Barry,
                                                   Chairman of the Board,
                                                   President and C.E.O.



Date     July 31, 1998            GARY  K. EARLEY                         Gary
K. Earley,
                                                   Treasurer


CORNING NATURAL GAS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
UNAUDITED
FORM 10 QSB

                                   FOR QUARTER ENDED                    NINE
MONTHS ENDED
                            June 30,1998  June 30,1997  June 30,1998  June 30,
1997
                   --------------  ------------  ------------  -------------

Operating Revenues     $3,220,802    $3,756,539     $15,061,991   $16,271,835
Cost and Expense
  Operating Expenses      3,171,463     3,612,447      13,481,267    14,425,959
  Interest Expense        224,741       201,039         701,862       651,714
  Income Tax                  (52,942)          915         308,569
412,704
  Other Deductions Net       3,447           218           8,603         1,432
                              ----------   -----------    -------------
-----------
Total Costs and Exp     3,346,709     3,814,619      14,500,301    15,491,809
                       ----------    ----------    ------------    ----------
Operating Income           (125,907)      (58,080)        561,690       780,026
Other Income               10,672           100          10,773           988

Corning Natural Gas Appliance Corp.:
  Operating Revenues        519,007       428,209       1,791,714     1,683,001
  Depreciation                61,254        58,462         182,289       180,679
  Other Operating Exp     443,884       333,252       1,346,431     1,263,074
  Federal Income Tax          19,340        13,493         100,879        85,653
  Invest in Assoc. Cos.   (13,337)            0         (13,337)            0
                         -----------     ---------      ----------   ----------
Net Income of Appl Corp.   18,808        23,002         148,778       153,595
                       -----------     ---------      ---------    ----------
Net Income            $   (96,427)   $  (34,978)  $     721,241    $  934,609
                           =======       =======       ========     =========
Earnings Per Share    $     (.210)   $     (.08)  $       1.568    $    2.032

Dividends Per Share   $      .650    $       .32  $        .975    $      .96

Dividends Declared    $    149,500   $   147,200  $     448,501    $  441,600

Shares of common stock outstanding were 460,000 at June 30, 1998
Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends declared divided by shares outstanding at the time.

See Management's Discussion & Analysis on Page 5.







CORNING NATURAL GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
FORM 10-QSB - UNAUDITED


      JUNE 30, 1998    JUNE 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $
721,241  $   934,609
    Adjustments to Reconcile Net Income
      to Net Cash
Provided by Operating Activities:
Depreciation                                                          561,900
    538,450
Allowance for Funds Used During Const.                 0            0
    Changes in Assets and Liabilities:
    (Increase) Decrease in:
    Accounts Receivable                                          (97,819)
(360,926)
    Materials, Supplies & Appl Inventory        (228,660)     559,030
    Other Deferred Charges                                   1,445,628
1,469,088
    Prepaid and Other Assets                             (52,890)     106,756
    Increase (Decrease) in:
    Accounts Payable                                        (412,039)
355,275
    Accrued General Taxes                          71,970       74,455
    Accrued Federal Income Tax                               173,096
39,249
    Deferred Federal Income Tax                  (151,997)    (201,976)
    Other Liabilities and Deferred Credits       (310,415)    (872,813)
    Net Cash Provided (used) by                 ----------  -----------
         Operating Activities                                 1,720,015
2,641,197

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Marketable Securities              (109,500)  ( 525,340)
   Capital Expenditures                               (  2,388,039)   (621,769)
   Allowance for Funds Used During Const.                0           0
                                               ------------  ----------
   Net Cash Used in Investing Activities      (  2,497,539)  (1,147,109)

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Borrowings (Repayments) Under
         Line-of-Credit Agreement                         275,000     (650,000)
   Dividends Paid                                                  (448,501)
(441,600)
   Repayment of Long-Term Debt                   1,104,983     (100,000)
   Net Cash Provided (used in)                  ----------  ------------
      Financing Activities                         931,482   (1,191,600)
                                                ----------   -----------
NET INC. (DEC.) IN CASH AND CASH EQUIV.            153,958       302,488

CASH AND CASH EQUIV. AT BEG. OF PERIOD             262,752       180,595

            ---------   -----------
CASH AND CASH EQUIV. AT END OF PERIOD           $  416,710   $  483,083

========      =========
Supplemental Disclosures of Cash Flow Information:
Cash paid During the Year for:
Interest (Net of Amount Capitalized)            $  683,910  $   710,336
Income Taxes                                             $  310,000  $   553,246

CORNING NATURAL GAS CORPORATION
Consolidated Balance Sheet At June 30, 1998 and September 30, 1997
Form 10-QSB
Unaudited


Assets                                                                 06/30/98
         09/30/97
                                              ---------        ----------
Gas Utility Plant                                           $  21,118,142    $
20,378,449
Non-Utility-Principally Rented Gas App.        4,083,424        2,533,498
                                             ------------    ------------

25,201,566        22,911,947
Less:  Accum. Provision for Depreciation      (8,941,926)      (8,478,446)
                                              -----------    -------------
                                                                      $
16,259,640    $   14,433,501
Current Assets:
Cash and Equivalents                                            416,710
  262,752
Marketable Securities Available For Sale         770,637           641,899
Accounts Receivable                                            1,093,034
   995,215
Materials, Supplies and Inventories            2,218,058         1,989,398
Prepayments and Other                                        1,099,572
1,046,682
                                              ----------          ---------
     Total Current Assets                         5,598,011         4,935,946


Non-Current Assets
Def. Tax Assets                                                553,975
  62,000
Def. Debits - Acctg. for Income Taxes                 866,802         1,016,661
Deferred Debits
(198,230)        1,247,398
                                                ---------       ----------
     Total Non-Current Assets                                   1,222,547
 2,326,059

     Total Asset                                           $23,080,198
$21,695,506
                                              ===========       ===========

Capitalization & Liabilities
Capitalization:
     Common Stock                                        2,300,000
2,300,000
     Premium on Capital Stock - Common            653,346           653,346
        Retained Earnings                          2,484,573         2,211,833
     Net Unrealized Gain on Securities For Sale
       (net of FIT of 22,799)                                      63,496
    44,258
                                               ----------         ---------
                                                                   5,501,415
     5,209,437
Long Term Debt                                                 10,504,983
  9,400,000
                                               ----------        ----------
Total Capitalization                                          16,006,398
14,609,437

Current Liabilities:
     Short Term Notes Payable                               1,050,000
775,000
     Accounts Payable                                         1,418,301
1,830,340
     Customer Deposits and Accrued Interest       241,416           673,114
     Accrued Federal Income Tax                             173,096
    0
     Other Accrued Taxes                                          184,337
    112,367
     Current Maturities of Long Term Debt               0                 0
     Other Current and Accrued Liabilities        612,363           624,790

                                                ---------          ---------
     Total Current Liabilities                         3,679,513
4,015,611
     Accumulated Deferred FIT                               2,635,085
2,444,966
     Reserves and Other Liabilities                      759,202
625,492
                                                ---------          ---------
     Total Liab. and Capitalization           $23,080,198        $21,695,506
                                                     ===========
===========
See Management's Discussion & Analysis on Page 5