Form 10KSB
period 1998-09-30
CORNING NATURAL GAS CORP
filed 1998-12-31
CIK 24751

U.S. Securities and Exchange Commission
Washington, D.C.  20549

    (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)

For the twelve month period ended     September 30, 1998

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

Revenues for 12 month period ended September 30, 1997 $16,673,295

The aggregate market value of the 330,739 shares of the Common Stock held by non-affiliates of the Registrant at the $20 average of bid and asked prices as of November 1, 1998 was $6,614,780.


Number of shares of Common Stock outstanding as of the close of business on November 1, 1998 - 460,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the twelve month period ended September 30, 1998, and definitive proxy statement and notice of annual meeting of shareholders, dated February 1 , 1998, are incorporated by reference into Part I, Part II and Part II hereof.

Information contained in this Form 10-KSB and the Annual Report to shareholders for fiscal 1998 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

CORNING NATURAL GAS CORPORATION
FORM 10-KSB
For the 12 Month Period Ended September 30, 1998
Part I

ITEM 1 - DESCRIPTION OF BUSINESS
(a)  Business Development
Corning Natural Gas Corporation (the "Company" or "Registrant"), incorporated in 1904, is a natural gas utility. The Company purchases its entire supply of gas, and distributes it through its own pipeline distribution and transmission systems to residential, commercial, industrial and municipal customers in the Corning, New York area and to two other gas utilities which service the Elmira and Bath, New York areas. The Company is under the jurisdiction of the Public Service Commission of New York State which oversees and sets rates for New York gas distribution companies. The Company also sells, leases and services appliances, primarily gas burning, through its wholly owned subsidiary, Corning Natural Gas Appliance Corporation.
(b)  Business of Issuer
    (1) The Company maintains a gas supply portfolio of numerous contracts and is not dependent on a single supplier. Additionally, the Company has capabilities for storing 793,000 Mcf through storage operations with two of its suppliers. The Company had no curtailments during fiscal 1998 and expects to have an adequate supply available for its customers during fiscal 1999 providing that no abnormal conditions or actions occur.
    (2) The Company is franchised to supply gas service in all the political subdivisions in which it operates.
    (3) Since the Company's business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales for different periods vary depending on variations in temperature, but the Company's Weather Normalization Clause (WNC) serves to stabilize net revenue from the effects of temperature variations. The WNC allows the Company to adjust customer billings to compensate for fluctuations in net revenue caused by temperatures which are higher or lower than the thirty year average temperature for the period. Degree days, which represent the number of degrees that the average daily temperature falls below 65 degrees Fahrenheit, totaled 5,979 for the period October 1, 1997 through September 30, 1998 and 6,831 for the same period ended September 30, 1997.
    (4)  The Company has three major customers, Corning Incorporated, New
York State Electric & Gas (NYSEG), and Bath Electric, Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results.
    (5) Historically, the Company's competition in the residential market has been primarily from electricity in cooking, water heating and clothes drying, and to a very small degree, in heating. The price of gas remains low in comparison to that of electricity in the Company's service territory and the Company's competitive position in the residential market continues to be very strong. Approximately 99% of the Company's general service customers heat with gas.
    In recent years competition from oil has developed in the industrial market. The Company has been able to counteract much of this competition, to date, through the transportation of customer owned gas for a transportation charge. The customer arranges for their own gas supply, then moves it through the Company's facilities for a transportation fee. The Company's transportation rate is equal to the lowest unit rate of the appropriate rate classification, exclusive of gas costs, hence the profit margin is maintained.
    Additionally, under an increasingly deregulated environment there is opportunity for the Company to increase revenue by selling its upstream pipeline capacity to transportation customers. The Company is authorized to retain 15% of such revenue and 85% is returned to firm customers in the form of lower gas costs. Transportation customers that pay for this capacity are virtually assured that their supply will not be interrupted. Revenues derived from the resale of this capacity were $159,872 for 12 months ended September 30, 1998 and $242,289 for the 12 months ended September 30, 1997.
    For those willing to bear some risk, the Company has an interruptible transportation rate for its large industrial customers whereby the customer may elect to avoid payment of demand charges but bears the risk of partial or total upstream interruption of service during certain periods. To maintain industrial load in the event that oil prices temporarily drop below the equivalent gas price, the Company continues to maintain a flexible transportation rate schedule. This flexible rate has been used infrequently since its inception.

    On November 3, 1998 the New York State Public Service Commission (PSC) issued a Policy Statement in which they provided their view as to how to best ensure a competitive market, eliminate barriers to competition, provide guidance to LDC's and marketers and address customer inertia. A detailed discussion appears in the Industry Restructuring section of the enclosed Annual Report to Shareholders.
    (6) The Company believes compliance with present federal, state and local provisions relating to the protection of the environment will not have any material adverse effect on capital expenditures, earnings and financial position of the Company and its subsidiary.
    (7) Seventy-seven persons were employed by the Company in 1998 versus seventy-six for the previous year.

ITEM 2 - DESCRIPTION OF PROPERTY
    The Company completed the construction of a new office building at 330 West William Street, Corning, NY in the fall of 1991. This structure is physically connected to the operations center built three years earlier. The Company had outgrown its general offices at 27 East Denison Parkway. The property has been sold, and the gain on the sale was returned to ratepayers.
    The Company's pipeline system is thoroughly surveyed each year. Any necessary replacements are included in the construction budget. Approximately 105 miles of transmission main, 287 miles of distribution main, 13,800 services and 86 measuring and regulating stations, along with various other property are distributed throughout the service area. All of the above described property is owned by the Company, except for one short section of 10" gas main which is under a long-term lease and is used primarily to serve Corning Incorporated. All of the above described property which is owned by the Company is adequately insured, and is subject to the lien of the Company's first mortgage indenture.

ITEM 3 - LEGAL PROCEEDINGS
    The Company is not a party to any material pending legal proceedings, nor is the Company aware of any problems of any consequence which it anticipates may result in legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    No matters were submitted to a vote of security holders during the third quarter of 1998.

Additional Item
Executive Officers of the Registrant
(Including Certain Significant Employees)

                                    Business Experience              Years
Served
Name                    Age       During Past 5 Years           In This Office

Thomas K. Barry        53    Chairman of the Board of Directors          5
                                       President & C.E.O

     14
Edgar F. Lewis          61   Senior Vice President - Operations         18

Kenneth J. Robinson 54  Executive Vice President                    7

Phyllis J. Groeger  58  Secretary                                  11

Thomas S. Roye          45   Vice President - Administration             7

Gary K. Earley      44 Treasurer
  7

Term of office is for one year.  (Normally from April to April)


Part II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
    The principal market on which the Registrant's common stock is traded, the range of high and low bid quotations for each quarterly period during the past two years, the amount and frequency of dividends, and a description of restrictions upon the Registrant's ability to pay dividends, appear in the table below. The number of stockholders of record of the Registrant's Common Stock was 355 at September 30, 1998. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

MARKET PRICE - (OTC)

Dividend
Quarter Ended                          High                Low            Paid

March 31, 1997               22                21 1/2      $ .32
June 30, 1997                            21 1/4      20                .32
September 30, 1997               21 1/4      20              .32
December 31, 1997                                     .325
March 31, 1998                         $                   $
$
 .325
June 30, 1998                                                               .325
September 30, 1998                                                .325

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


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Management's discussion of financial condition and results of operations of the Company appears in the 1998 Annual Report to Shareholders which is incorporated by reference.

ITEM 7 - FINANCIAL STATEMENTS
    The consolidated financial statements, together with the independent auditors' report thereon of KPMG Peat Marwick LLP dated November 7, 1998 are included in the 1998 Annual Report to Shareholders attached hereto, and are incorporated in this Form 10-KSB by reference thereto.

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

10       A copy of the "Agreement Between Corning Natural Gas
         Corporation and Local 139", dated September 1, 1998 was filed with Form 10-KSB for September 30, 1998.

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


10 A copy of the Transportation Agreement between the Company and Corning Incorporated was filed with the Company's Form 10-KSB for December 31, 1992.

10       A copy of the Service Agreement with Columbia Gas
    Transmission Co. was filed with the Company's
      10-KSB for December 31, 1993.

13       A copy of the Corporation's Annual Report to
         Shareholders for 1998, is filed herewith.

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

99       Order from the Public Service Commission of New York State re:Approval of Acquisition of Finger Lakes Gas Company was filed with the Company's 10-KSB for the period ended December 31, 1995.


(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the three month period ended September 30, 1998.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CORNING NATURAL GAS CORPORATION
              (R
egistrant)




Date   December 21, 1998       THOMAS K. BARRY
                                            Thomas K. Barry, Chairman of the
                               Board, President and C.E.O.




Date   December 21, 1998       GARY K. EARLEY
                               Gary K. Earley, Treasurer



    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date       December 21, 1998        J.E. BARRY
                                                   J.E. Barry, Director



Date   December 21, 1998       DONALD R. PATNODE
                                                  Donald R. Patnode, Director




Date   December 21, 1998       J.A. FINLEY
                                                  J.A. Finley, Director