Form 10QSB
period 1998-12-31
CORNING NATURAL GAS CORP
filed 1999-02-16
CIK 24751

U.S. Securities and Exchange Commission
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarter ended   December 31, 1998

Commission file number              0-643

Corning Natural Gas Corporation

(Name of small business issuer in its charter)

           New York                                          16-0397420


(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  330 W. William St., Corning NY                        14830
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number    (607) 936-3755

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No____


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes_____  No_____

There were 460,000 shares of Common Stock outstanding at the end of the quarter. There is only one class of Common Stock and no Preference Stock outstanding.

Net income (loss) for the quarter ended December 31, 1998 was $163,322, a $49,389 reduction from the same quarter the previous year. The reduction results from a decline in gas sales due to milder weather. Mcf deliveries of 2,076,824 were down 4 percent from the same quarter last year. In addition, capacity assignment revenues of $32,802 were down 39 percent from the previous year due to an increasingly competitive market.

Subsidiary earnings were also up 17 percent for the quarter due to the newly acquired businesses discussed below.

As the Comnpany's business is seasonal by quarters, results for the first three months of fiscal year 1999 should not be used as an indication of what results for the full twelve months of fiscal year 1999 may be.

Late in September, 1997, the Company completed a long-term debt financing in the amount of $4.7 million. These funds were obtained through a private placement of a senior note with interest at 7.9 percent over a 20 year term. This financing allowed the Company to reduce short-term debt in the amount of $3.1 million and to retire a 10 percent bond with a balance of $1.6 million. Savings of over $200,000 were estimated on the bond retirement while the entire package served to strenghten the capitalization structure.

In April 1998 the Company's Appliance subsidiary completed the purchase of three local existing businesses. A shopping plaza in South Corning was purchased which has multi-year leases with eight businesses housed in 52,000 square feet of rentable space with a major grocery store as the anchor. Also purchased was a real estate management and brokerage organization and a tax and financial services company. The shopping plaza was purchased for $1,175,000 and financed primarily through a $940,000 twenty year note secur-ed by a mortgage on the shopping center real estate. The real estate and financial service companies were purchased for $349,000, funded through a $180,000 eight year loan agreement with the sellers and the balance through operating funds. The real estate firm is a franchise of The Prudential Marketplace Realty and has twenty three agents operating out of offices in both the Corning and Elmira, New York market. The financial services business, Tax Center International, provides tax preparation, accounting and payroll services and currently serves over six hundred clients. On December 3, 1998 the Corning Realty Associates, LLC, a wholly owned subsidiary of Corning Natural Gas Appliance Corp. acquired a local real estate company, Ambrose and Shoemaker Better Homes and Gardens Real Estate. The acquisition cost of $1,525,000 and was accounted for by the purchase method, as follows:

(a) $468,334 to be paid at closing

(b) $608,333 to be paid pursuant to a Promissory Note for a period of 60 months at an interest rate of 6.5% per annum.

(c) $448,333 to be paid over a three year period pursuant to an "earn out" formula.

Total goodwill related to this transaction was $1,400,000. These purchases are part of the Company's plan to aggressively explore new opportunties in non-traditional areas.

The Company adopted Statement of FInancial Accounting Standards No. 130, Reporting Comprehensive Income in the quarter ended December 31, 1998. Total Comprehesive Income amounted to $219,009 for the quarter, consisting of Net Income of $163,322 and Unrealized Gain on Marketable Securities of $55,697.

Internal generation of funds should be sufficient to meet the needs of the Company coupled with some intermittent short-term borrowings.

Year 2000

The year 2000 issue(Y2K) refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999. Corning Natural Gas Corporation has identified those areas within the Company where the potential exists for computer system failure or miscalculations by computer programs could cause a disruption in the Company's operations or services. A Y2K Coordinator was assigned to develop and implement a Y2K plan. The Company has developed and put in place solutions for the following areas:

1: Computer Hardware and Software
The AS/400 Main Frame Computer Operating System and all software modules including Customer Information Systems, Meter Reading, Billing for the Gas and Appliance Company, Service Orders, Accounting and Financial Statements, Inventory and Purchase Orders and Accounts Payable are now Y2K compliant through upgrades received from our software provider and IBM.

All personal computers identified as being non compliant have been replaced. The review of software contained on these computers is currently being conducted and the Company anticipates no problems with compliance in this area.

2:Telemetering System
The telemetering system is Y2K compliant and we anticipate no interruption in the flow of gas to our customers due to our computer system.

3:Phone System
The internal telephone system for the Company is now Y2K compliant. We will be able to receive emergency calls and generate the proper service orders for all phases of our operations. We do not require the use of PC's in handling our customers' calls and creating orders.

Costs of Compliance

Because the Company is still in the process of identifying and replacing non compliant systems or problems, it is not possible at this time to quantify the total cost incurred with the Y2K program. However, the company expects that it will not be significant.

Risks of the Company's Y2K Issues

Since the Company has not completed all testing on some of the IT and non-IT systems that may not be Y2K compliant, failure of these systems could have a material adverse impact on the Company's systems. While the Company's Y2K plan is designed to identify and remedy these systems in order to avoid interruption of its operations, there can be no assurance that it will be able to identify all non compliant systems or successfully remedy all those identified.

The Company is dependent upon third party products and services, such as utilities and programming uplinks, for the operation of its businesses. As part of its Y2K program the Company will contact these third party product and service providers to ascertain whether Y2K compliance issues may exist. While many of these companies may give us assurances that they are fully
Y2K compliant, the Company does not have the ability to verify such inform-ation. If critical third party systems fail as a result of Y2K issues, the ability of the Company to provide services to its customers may be interrupted. While the Company intends to consider contingency plans to address those risks although no such plans have been identified, there can be no assurance that any such plan would resolve such problems in a satisfactory manner. This could result in lost revenues or the risk of actions against the Company if the businesses of others are disrupted.

There has been no change in independent public accountants. The Company has not filed any reports on Form 8-K for the quarter ended December 31, 1998.

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

The condensed financial statements should be read in conjunction with the financial statements and noted thereto included in the Company's latest Annual Report on Form 10-KSB.

The statements contained herein have not been examined or certified by a firm of certified public accountants.

There were no sales of unregistered securities (debt or equity) during the fiscal quarter ending December 31, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION

Date  February 12, 1999    THOMAS K BARRY
                           Thomas K. Barry, Chairman of the Board,
                           President and C.E.O.

Date  February 12, 1999    GARY K EARLEY
                           Gary K. Earley, Treasurer

CORNING NATURAL GAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
UNAUDITED   FORM 10 QSB

                                    FOR QUARTER ENDED
                               December 31, 1998         December 31, 1997

Operating Revenues                    $4,127,298             $4,668,028
Cost and Expense
  Operating Expenses                   3,825,526              4,262,742
  Interest Expense                       254,843                236,343
  Income Tax                             (17,612)                41,783
  Other Deductions Net                     5,042                  2,519
                                      ----------            -----------
Total Costs and Expenses               4,067,799              4,543,387

Operating Income                          59,499                124,641
Other Income                                 810                      0

Corning Natural Gas Appliance Corp.
  Operating Revenues                     662,914                717,677
  Depreciation                            58,421                 61,166
  Other Operating Expense                509,947                500,630
  Federal Income Tax                      33,179                 67,811
  Equity in Assoc Cos.                    41,646                      0
                                         -------               --------
Net Income of Appliance Corp             103,013                 88,070
                                         -------               --------
Net Income                               163,322                212,711
                                         =======               ========
Earnings Per Share-Basic & Diluted       $ 0.355               $  0.462

Dividends Per Share                      $ 0.650               $  0.325

Dividends Declared                       $299,000              $149,500

Shares of common stock outstanding were 460,000 at December 31, 1998. Earnings per share=Net Income as shown above divided by 460,000 shares. Dividends per share=Dividends declared divided by shares outstanding at time.


CORNING NATURAL GAS CORPORATION
Consolidated Balance Sheets
Form 10-QSB Unaudited

                                          12/31/98        09/30/98
                                         ---------        --------

Assets
Gas Utility Plant                       $21,669,419     $21,396,130
Non-Utility-Principally Rented Gas Appl   3,912,800       3,782,327
                                        -----------     -----------
                                         25,582,219      25,178,457
Less:Accum. Provision For Depr           (9,225,231)     (9,079,776)
                                        -----------      -----------
                                        $16,356,988      $16,098,681
Current Assets:
Cash and Equivalents                        828,096          284,426
Marketable Securities Available for Sale    818,052          785,361
Accounts Receivable                       1,812,439        1,038,524
Materials, Supplies and Inventories       1,684,201        2,121,492
Prepayments and Other                       465,761          567,172
                                        -----------       ----------
     Total Current Assets                 5,608,549        4,796,975

Non-Current Assets
Def. Tax Assets                             330,620           57,000
Def Debits-Acctg for Income Taxes         1,016,661        1,016,661
Deferred Debits                           2,286,960        2,507,206
Goodwill, net of amortization             1,742,310          348,235
                                         ----------        ---------
     Total Non-Current Assets             5,376,551        3,929,102

     Total Assets                       $27,342,088       $24,824,758
                                        ===========       ===========
Capitalization & Liabilities
Capitalization:
  Common Stock                            2,300,000         2,300,000
  Premium on Capital Stock-Common           653,346           653,346
  Retained Earnings                       2,267,812         2,403,489
  Net Unrealized Gain on Securites
    for Sale(net FIT of 51,466)              95,331            39,644
                                         ----------        ----------
                                          5,316,489         5,396,479
Long Term Debt                           12,012,014        10,459,351
                                         ----------       -----------
Total Capitalization                     17,328,503        15,855,830

Current Liabilities:
  Short Term Notes Payable                2,840,000         2,325,000
  Accounts Payable                        1,641,963         1,266,918
  Customer Deposits and Accrued Interest    238,361           728,645
  Other Accrued Taxes                       304,083           145,170
  Current Maturities of Long Term Debt            0            36,830
  Other Current and Accrued Liabilities     507,382           602,521
                                        -----------         ---------
   Total Current Liabilities              5,531,789         5,105,084
Accumulated Deferred FIT                  2,855,022         2,353,665
Reserves and Other Liabilities            1,626,774         1,510,179
                                        -----------        ----------
     Total Liab. and Capitalization     $27,342,088       $24,824,758
                                        ===========       ===========

CORNING NATURAL GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR QUARTER ENDED DECEMBER 31, 1998
FORM 10-QSB-UNAUDITED

                                         Dec 31, 1998     Dec 31, 1997
                                       --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                            $      163,322     $    212,710
   Adjustments to Reconcile Net Income
   to Net Cash
Provided by Operating Activities:
Depreciation                                 155,548          184,567
Allowance for Funds Used During Const.             0                0
   Changes in Assets and Liabilities:
   (Increase)Decrease in:
   Accounts Receivable                      (773,915)      (1,418,827)
   Materials, Supplies & Appliance Inv       437,291         (664,184)
   Other Deferred Charges                    568,481           25,221
   Prepaid and Other Assets                  101,411          490,069
   Increase(Decrease)in:
   Accounts Payable                          375,045        2,181,991
   Accrued General Taxes                     158,913         (104,170)
   Accrued Federal Income Tax                      0         (141,813)
   Deferred Federal Income Tax               199,050          148,087
   Other Liabilities and Def Credits        (476,971)        (575,785)
                                           ---------        ---------
   Net Cash Provided by
      Operating Activities                  908,175           337,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Marketable Securities                22,997                 0
Capital Expenditures                     (2,156,165)         (269,046)
Allowance for Funds Used During Const.            0                 0
                                           ---------        -----------
Net Cash Used in Investing Activities    (2,133,168)         (269,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under
      Line-of-Credit Agreement              515,000            275,000
Dividends Paid                             (299,000)          (149,500)
Net Borrowing(Repay)of Long-Term Debt     1,552,663                  0
                                          ---------         -----------
Net Cash Provided by
      Financing Activities                1,768,663            125,500
                                          ---------         -----------
NET INC IN CASH AND CASH EQUIV.       543,670            194,320

CASH AND CASH EQUIV. AT BEG OF PERIOD       284,426            904,651
                                          ---------         ----------
CASH AND CASH EQUIV. AT END OF PERIOD   $   828,096       $  1,098,971
                                         ==========      =============

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest (Net of Amount Capitalized)    $  300,406        $   238,478
Income Taxes                            $   11,357        $         0



CORNING NATURAL GAS CORPORATION
Statement of Comprehensive Income
Quarter Ended December 31,1998

Net Income                                                 $  163,322

Other Comprehensive income, net of tax:
        Unrealized gains(losses) on securities:                55,687
                                                            ---------
Comprehensive Income                                       $  219,009
                                                            =========