Form 10QSB
period 1999-03-30
CORNING NATURAL GAS CORP
filed 1999-05-25
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended    March 31, 1999

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


As the Company's business is seasonal by quarters, results for the first six months of fiscal year 1999 should not be used as an indication of what results for the full twelve months of fiscal year 1999 may be.

         Net income for the quarter ended March 31, 1999 was $481,700, a $123,259 reduction from the same quarter the previous year.
The reduction results primarily from a decline in subsidiary earnings due to a typically slow quarter in the real estate
market.   In addition, capacity assignment revenues of $51,339
were down 27 percent from the previous year due to an increasingly competitive market.

    In April 1998 the Company's Appliance subsidiary completed the purchase of three local existing businesses. A shopping plaza in South Corning was purchased which has multi-year leases with eight businesses housed in 52,000 square feet of rentable space with a major grocery store as the anchor. Also purchased was a real estate management and brokerage organization and a tax and financial services company. The shopping plaza was purchased for $1,175,000 and financed primarily through a $940,000 twenty year note secured by a mortgage on the shopping center real estate. The real estate and financial service companies were purchased for $349,000, funded through a $180,000 eight year loan agreement with the sellers and the balance through operating funds. The real estate firm is a franchise of The Prudential Marketplace Realty and has twenty three agents operating out of offices in both the Corning and Elmira, New York market. The financial services business, Tax Center International, provides tax preparation, accounting and payroll services and currently serves over six hundred clients.
On December 3, 1998 the Corning Realty Associates, LLC, a wholly owned subsidiary of Corning Natural Gas Appliance Corp. aquired a local real estate company, Ambrose and Shoemaker Better Homes and Gardens Real Estate. The acquisition cost of $1,525,000 and was accounted for by the purchase method, as follows:

    (a)  $468,334 to be paid at closing

    (b)  $608,333 to be paid pursuant to a Promissory
      Note for a period of 60 months at an interest rate of 6.5% per annum

    (c) $448,333 to be paid over a three year period pursuant to an "earn out" formula.

Total goodwill related to this transaction was $1,400,000. These purchases are part of the Company's plan to aggressively explore new opportunities in non-traditional areas.

    On January 1, 1999 the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains on marketable securities and is presented in a statement of comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

  Internal generation of funds should be sufficient to meet the needs of the Company coupled with some intermittent short-term borrowings.


Year 2000

    The year 2000 issue (Y2K) refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999. Corning Natural Gas Corporation has identified those areas within the Company where the potential exists for computer system failure or miscalculations by computer programs could cause a disruption in the Company's operations or services. A Y2K Coordinator was assigned to develop and implement a Y2K plan. The Company has developed and put in place solutions for the following areas:

1.  Computer Hardware and Software

The AS/400 Main Frame Computer Operating System and all software modules including Customer Information Systems, Meter Reading, Billing for the Gas and Appliance Company, Service Orders, Accounting and Financial Statements, Inventory and Purchase Orders and Accounts Payable are believed to be Y2K compliant through upgrades received from our software provider and IBM.

All personal computers identified as being non-compliant have been replaced. The review of software contained on these computers is currently being conducted and the Company anticipates no significant problems with compliance in this area.

2.  Telemetering System

The telemetering system has been evaluated and is deemed to be Y2K ready and we do not anticipate interruptions in the flow of gas to our customers due to our computer system.

3.  Phone System

The internal telephone system has been evaluated and is deemed to be Y2K ready. We will be able to receive emergency calls and generate the proper service orders for all phases of our operations. We do not require the use of PC's in handling our customers' calls and creating orders.

Costs of Compliance

It is not possible at this time to quantify the total costs incurred with the Y2K program. However, the company expects that it will not be significant.

Risks of the Company's Y2K Issues

Since the Company has not completed all testing on some of the IT and non-IT systems, failure of these systems could have a material adverse impact on the Company's systems. While the Company's Y2K plan is designed to identify and remedy these systems in order to avoid interruption of its operations, there can be no assurance that it will be able to identify all non-compliant systems or successfully remedy all those identified.

The Company is dependent upon third party products and services, such as utilities and programming uplinks, for the operation of its businesses.  As part of its Y2K program, the Company will contact these third party product and service providers to
ascertain whether Y2K compliance issues may exist.  While many of these companies may give us assurances that they are fully
Y2K compliant, the Company does not have the ability to verify such information.  If critical third party systems fail as a result of Y2K issues, the ability of the Company to provide services to its customers may be interrupted. While the Company intends to consider contingency plans to address those risks, although no such plans have been identified, there can be no assurance that any such plan would resolve such problems in a satisfactory
manner.   This could result in lost revenues or the risk of
actions against the Company if the businesses of others are disrupted.

    There has been no change in independent public accountants. The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1999.

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

    There were no sales of unregistered securities (debt or equity) during the quarter ending March 31, 1999.

SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION


Date     May 6, 1999    THOMAS K. BARRY
                        Thomas K. Barry, Chairman of
                             the Board, President and C.E.O.



Date     May 6, 1999    GARY  K. EARLEY
                                      Gary K. Earley, Treasurer


CORNING NATURAL GAS CORPORATION
Consolidated Condensed Statements of Income
Unaudited
Form 10 QSB

                            Quarter Ended         Six Months Ended
                        03/31/99     03/31/98    03/31/99    03/31/98
Operating Revenues     $7,521,905   $7,173,161  $11,649,203  $11,841,189
                        ------------------------------------------------
Cost and Expense
  Operating Expense     6,431,452    6,047,059   10,256,977   10,309,802
  Interest Expense        244,109      240,779      498,952      477,121
  Income Tax              284,483      319,729      266,871      361,511
  Other Deductions, Net   (4,056)        2,635          986        5,157
                        ------------------------------------------------
Total Costs and Expenses 6,955,988   6,610,202   11,023,786    11,153,591

Operating Income           565,917     562,959      625,417       687,598
                          -----------------------------------------------

Other Income                (8,522)        100       (7,712)         100

Corning Natural Gas Appliance Corp.

  Operating Revenues        488,999     555,028    1,151,913    1,272,707
  Depreciation               59,050      59,870      117,471      121,035
  Operating Expense         387,984     440,052      897,931      940,685
  Federal Income Tax         16,570      13,206       49,749       81,017
  Equity in Assoc. Cos.     (93,943)          0      (52,297)           0
                           -----------------------------------------------
  Net Income of
  Appliance Corp            (68,548)     41,900       34,465      129,970
                            ----------------------------------------------
  Net Income               $488,847     $604,959    $652,170     $817,668

Earnings Per Share-
  Basic & diluted           $ 1.047     $1.315       $1.402       $1.778
Dividends Per Share         $ 0.000     $0.000       $0.650       $0.330
Dividends Declared          $     0     $    0       $299,000     $149,501

CORNING NATURAL GAS CORPORATION
Consolidated Balance Sheets
Form 10-QSB

                            Unaudited
                            March 31, 1999     September 30, 1998

Assets

Property, plant and
  equipment, at
  original cost:
    Utility                   $21,723,618         21,396,130
    Non-Utility-
      principally rented
      appl and plaza            4,040,502          3,782,327
                              ------------------------------
                               25,764,120          25,178,457
       Less accum depr         (9,270,919)         (9,079,776)
                               -------------------------------
                               16,493,201          16,098,681
                               -------------------------------
Current assets:
  Cash                            338,593             284,426
  Marketable securities
    available for sale, at
    fair value                    976,580             785,361
  Accounts receivable, less
    allowance for uncoll         2,515,476          1,038,524
  Gas stored underground           577,192          1,539,727
  Gas and appliance inventories    566,514            581,765
  Prepaid income taxes              44,531             55,534
  Deferred income tax assets       499,617             57,000
  Prepaid expenses                 693,357            511,638
                               -------------------------------
                                 6,211,860          4,853,975
                               -------------------------------
Deferred charges:
  Pension and other               1,800,516         1,509,695
  Deferred debits-acctg for       1,016,661         1,016,661
   income taxes
  Unrecovered gas costs                   0            191,819
  Long-term debt issuance costs,
   net of amort                      382,096           392,875
                                ------------------------------
                                   3,199,273         3,111,050
Goodwill, net of amortization      1,713,052           348,235
Other assets                         431,562           412,817
                                 -----------------------------
                                 $28,048,948        24,824,758
                                 ==============================
Capitalization and Liabilities
  Common stock                     2,300,000         2,300,000
  Additional paid-in capital         653,346           653,346
  Accumulated Comprehensive Income
    Net unrealized gain on securities
    available for sale(net of income
    taxes of $51,145 as of 3/31/99 and
    $20,422 as of 9/30/98)            114,643            39,644
   Retained earnings                2,756,659         2,403,489
                                   ------------------------------
                                    5,824,648         5,396,479
  Long-term debt, less current
    installments                   11,933,176        10,459,351
                                   --------------------------------
      Total capitalization         17,757,824        15,855,830
                                   -------------------------------
Current liabilities:
  Notes payable                     2,210,000         2,325,000
  Accounts payable                  1,214,707         1,266,918
  Current installments of
   long-term debt                      35,450            36,830
  Customers' deposits and acc int     234,434           728,645
  Accrued general taxes               345,282           145,170
  Supplier refunds due customers            0            70,731
  Accrued expenses                      4,206           502,755
  Other                             1,336,251            29,035
                                    ---------------------------
      Total current liabilities     5,380,330         5,105,084
                                    ----------------------------

Deferred credits:
  Deferred income tax liabilities   2,819,509          2,353,665
  Deferred compensation, post-
    retirement benefits, other      2,091,285          1,510,179
                                   -------------------------------
                                    4,910,794          3,863,844
                                  -------------------------------
                                   $28,048,948         24,824,758
                                   ===============================

CORNING NATURAL GAS CORPORATION
Consolidated Statements of Cash Flows
For Six Months Ended March 31, 1999 and 1998
Form 10-QSB-Unaudited

                                   March 31, 1999  March 31, 1998

Cash flows from operating activities:
  Net Income                           $  652,170       817,668
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization          414,778       369,347
    Gain on Sale of marketable
      securities                            11,704       (20,997)

  Changes in assets and liabilities:
  (Increase)decreae in:
    Accounts receivable                 (1,476,952)    (1,452,551)
    Gas stored underground                 962,535      1,027,934
    Gas and appliance inventories           15,251       (187,339)
    Prepaid expenses                      (181,719)        87,856
    Unrecovered gas costs                  191,819       (227,221)
    Prepaid income taxes                    11,003        175,712
    Deferred charges-pension and other    (290,821)       291,924
    Other assets                            (7,966)        (6,895)
   Increase(decrease)in:
    Accounts payable                       (52,211)         40,570
    Accrued general taxes                  200,112          72,358
    Supplier refunds due customers         (70,731)         75,853
    Deferred income taxes                   23,227         (81,263)
    Other liabilities and def credits      895,563        (189,463)
                                       ------------------------------
          Net cash provided by operating
          activities                    1,297,762          793,493

Cash flows from investing activities:
  Purchase of marketable securities, net  (77,584)          (59,173)
  Acquisitions of businesses, net of
    cash acquired                        (468,334)                 0
  Capital expenditures, net of minor
     disposals                           (699,456)         (481,815)
                                        ------------------------------
           Net cash used in investing
           activities                  (1,245,374)          (540,988)

Cash flows from financing activities:
  Net borrowings(repayments)under line-
    of-credit agreements                  (115,000)          100,000
  Dividends paid                          (299,000)         (149,500)
  Borrowings under long-term debt
     agreements                            415,779                 0
  Repayment of long-term debt                   --                 --
                                        ------------------------------
            Net cash provided by
            financing activities              1,779           (49,500)
            Net increase in cash             54,167           203,005
Cash at beginning of period                 284,426           262,752
                                        ---------------------------------
Cash at end of period                   $   338,593            465,757
                                        ---------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                            $    561,935            442,524
    Income taxes                              56,357            110,000

   Non cash investing and financing activities:
     Acquisition of business
     financed by seller                  $ 1,056,666                  0




CORNING NATURAL GAS CORPORATION
Statement of Comprehensive Income
Unaudited
Form 10 QSB                Quarter Ended           Six Months Ended
                         03/31/99  03/31/98     03/31/99  03/31/98

Net Income               $488,847    604,959     652,170    817,668

Other comprehensive
 income, net of tax:
 Unrealized gains
 (losses) on securities:   19,312          0       74,999    19,238
                         -------------------------------------------
Comprehensive Income     $508,159    604,959      727,169    836,906