Form 10QSB
period 1999-06-30
CORNING NATURAL GAS CORP
filed 1999-08-13
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999

Commission File Number   0-643

Corning Natural Gas Corporation
(Exact name of registrant as specified in its charter)

New York                                    16-0397420
------------------------------------------------------------------------
(State or other jurisdiction of             I.R.S. Employer I.D. No.
incorporation or organization)

330 W William Street, PO Box 58, Corning, New York 14830
------------------------------------------------------------------------
607-936-3755
-----------------------------------------------------------------------
(Registrant's telephone number, including area code)


------------------------------------------------------------------------
Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to
such filing requirements for the past 90 days.  Yes __x__   No____

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


    As the Company's business is seasonal, the interim results should not be used as an indication of what results for the full twelve months of fiscal year 1999 may be.

    Net loss for the quarter ended June 30, 1999 was ($89,300), compared to a $96,400 loss in the same quarter the previous year. The quarter ended June 30 is part of the off season for the Company's gas business.

    Net income for the nine months ended June 30, 1999 was $562,900,a reduction of $158,300 from the previous year. Earnings from gas operations declined $82,000 due to a warm winter and increased overheads. The Foodmart Plaza and Tax Center International produced earnings that met forecasted levels, contributing an additional $65,000 to consolidated net income. The Appliance Company experienced a reduction in earnings due to the warm weather and a reduction in merchandise and service revenues. Corning Realty Assoc. experienced sales that exceeded forecasts, however that business is sesonal with the first nine months of the Company's fiscal year typically reflecting marginal or loss months. The Company's fourth quarter contains the most profitable months for the real estate business, which is normal for this industry in the northeast.

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

Year 2000 Readiness

The year 2000 issue (Y2K) refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999. Corning Natural Gas Corporation has identified those areas within the Company where the potential exists for computer system failure or miscalculations by computer programs could cause a disruption in the Company's operations or services. A Y2K Coordinator, Thomas S. Roye, was assigned and a Y2K plan was developed. We expect to compete all phases of the plan by July 1, 1999. The Company's Y2K plan has been updated since 3/31/99, with the most significant being the contingency plan outlined below.

Completion of the Plan as of 06/30/1999

The company has developed and put in place solutions for these areas:

Computer Hardware and Software

The AS/400 main frame computer Operating System provided by IBM. All software modules provided by Orcom Systems Inc. as follows:

  Customer Information Systems
  Meter Reading
  Billing for the Gas and Appliance Company
  Service Orders
  Accounting and Financial Statements
  Inventory and Purchase Orders
  Accounts Payable

All of the systems are now believed to be Y2K Ready through upgrades we have received from our Software Provider and IBM.

All personal computers BIOS has been tested with three test programs for Y2K readiness. Those identified as being not able to correctly rollover to the year 2000 have been replaced, while others have had their BIOS upgraded.
The review of software contained on these computers is currently being conducted and the Company anticipates no problems with readiness in this area. No PC is being used in an area critical to our operations.

Transmission and Distribution System

We have only two controllers with embedded chips on our pipeline system. One has been tested and is Y2K compliant. The other has yet to be tested. We anticipate no problem delivering gas on our system due to Y2K issues since it is a manual system.

Telemetering System

The telemetering system is Y2K ready and we anticipate no interruption in the flow of gas to our customers due to our computer system. The personal computer that controls the system reporting and monitoring functions has been replaced.

Phone System

The internal telephone system for the Company is now Y2K ready. We will be able to receive emergency calls and generate the proper service orders for all phases of our operations. We do not require the use of PC's in handling our customer's calls and creating orders. The company uses "Dumb Terminals" in the customer service and dispatch areas.

Third Parties and Identified Risks

The Company is primarily concerned with insuring that we continue to deliver natural gas safely and reliably. We must be able to respond to our customers requests for service and emergency calls. Based on our efforts to date the Company expects to be able to operate its own facilities without interruption and continue normal operations in the Year 2000 and beyond. However, the Company is dependent upon third party products and services,such as utilities and programming uplinks, for the operation of its businesses. As part of its Y2K program the Company has contacted these third party product and service providers to ascertain whether Y2K compliance issues may exist.
While many of these companies may give us assurances that they are fully Y2K compliant the Company does not have the ability to verify such information. If critical third party systems fail as a result of Y2K issues the ability of the Company to provide services to its customers may be interrupted.
While the Company intends to consider contingency plans to address those risks, although no such plans have been identified, there can be no assurance that any such plan would resolve such problems in a satisfactory manner.

Security System

The Security System is Y2K ready.

Heating and Cooling System

The heating and cooling systems do not rely on a computer system.

Sprinkler System

The building sprinkler system does not rely on a computer system.

Contingency Plan

The contingency plan was completed on July 1, 1999.

The Company has begun responding to all inquiries from suppliers, critical customers and other outside entities with a mailed response as to our progress in completing our Year 2000 plan immediately.

The Company has completed a bill stuffer to notify our customers on our progress in completing our Year 2000 Readiness Plan. The stuffer was mailed in our March Billing.

We have completed working on a website and have included this Y2K Readiness Disclosure on the site. The address for the site is www.corninggas.com. This will be updated monthly.

The Company has notified the Board of Directors, all employees and our Auditors of our position regarding Y2K readiness.

This Year 2000 Readiness Disclosure is for informational purposes only and is not a warranty or guarantee of any sort. It does not create any legal obligations, or change or amend any agreement between Corning Natural Gas Corporation or its subsidiaries and any third party.

Contingency Plan for the period 12/31/99-01/3/99

Identification of Risk and Critical Systems

Scenario:Loss of Electricity to Main Office, Loss of Electricity at Major Connections Points (Measuring and Regulating Stations) Failure of RTU units in Regulating Stations, Loss of Phone Service in entire area, Handling of Emergency Calls.

Main Office

Critical systems that may be affected would be the main frame computer system which contains all customer information, the mapping system, our internal phone system, inability of customers to report emergency situations, failure of gas being delivered due to power failures at major connections points.

Standby Generator at the Main Office will provide electricity if a power interruption occurs. It will only provide electricity to certain areas of the shop and office.

Computer System will be plugged into an outlet powered by the standby generator. We will be able to produce service orders and get meter inform-ation, service addresses, phone no. and emergency info on all customers.

Complete list of customer's info such as name, service address, meter number, meter notes, and phone no. will be printed out in case the AS/400 fails.

Currently the Telemetering (SCADA) and Mapping Systems, Dispatcher's office and Inventory Clerks office are on the standby generator and will serve as our operations center for the period. Our internal phone system and main switchboard is also on the standby generator and is operational in the event of a complete power failure.

Inventory of available equipment on standby generator:
1-Computer terminal and printer (Customer Information and Service Order
  (System)
2-Personal computers and printers (SCADA and Mapping Systems, Customer Info and Mapping Systems)
1-Fax Machine
Company 2 way Radio System
Emergency Scanner (Monitoring Fire and Police Calls)
Entire Company Phone System

Communications

In the case of complete communication failure we will use two way radio's to communicate with our men and emergency services such as police, fire, ambulance and the Steuben County Office of Emergency Services. We have requested and had approved programming three of our radios with the Steuben County Fire frequencies to facilitate communication between Corning Natural Gas and the county emergency services.

We will direct customers to report emergencies to the nearest fire department or our Main Office, which will be open for emergency service, if the phones are out. We are planning to meet with the Steuben and Chemung County Emergency Services in July to facilitate these arragements.

We are in the process of setting up two-way radio communication with Consolidated, our major transmission company.

Personnel

Personnel required to be stationed at main pipeline connection points.

1-Person at Whiskey Creek Station
1-Person at Bradley Station
1-Person at Harrington Station

2-Dispatch Office - one to act as dispatcher, one to handle service calls

We will designate 1 line crew for emergencies from 10:00 PM to 6:00 AM on 12/31-01/01 and have them take fully equipped vehicles and radios home and be on call. They would need to call in or radio at 1-hour intervals to monitor the situation. If the emergency situation lasts beyond 1/01 the on-call assignment will be rotated amoung the line crews as directed until notified by Senior Vice President-Operations.
1-Person in Main Office to handle walk-in emergency situations

All Operation Supervisors including:

Senior Vice President-Operations
Gas Construcion Manager
Gas Control Manager
Gas Supply Manager
Gas Service Manager
Vice President-Administration (Computer Operations and Customer Service)

Training of Personnel

Corning's personnel are already fully trained in handling and following emergency procedures. Specific procedures for the weekend will be reviewed with all personnel and our Contingency planning group will continue to meet to facilitate this effort.

Testing of Contingency Plan

On June 19, 1999 we conducted a test by cutting all electricity to our Main Office. The results of the tests are attached. We will have our base radio operational, our SCADA and Mapping System will be operational and our entire phone system. The Main Frame computer will be connected to the standby generator and we will have all of our customer information available.

On April 6, 1999 we witnessed a test of our Bradley Station by NYSEG which serves the Elmira portion of our system. When power was cut the backup system operated with no problems. The batteries were discovered to be low and were replaced.

Documentation of our tests of our RTU's and our other stations will be forthcoming with our final monthly report.

Since our distribution system is primarily a manual system we do not anticipate any problems with the system due to Y2K issues.

Instructions to the Public

We will be attending a meeting with the Steuben County Emergency Services to discuss notification of the public of contingency plans in case of emergency. They are attempting to consolidate any message to the public so they do not receive mixed messages. These meetings involve all Utilities and Emergency Services and we will cooperate fully with the agency. We anticipate an early notification of the plan in October with a follow-up the last week of December. The plan in it's entirety will be posted on our web site at www.corninggas.com and we will notify our customers with a bill stuffer and newspaper ad, after the format and text are agreed upon by the participants in the group.

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

There were no sales of unregistered securities (debt or equity) during the quarter ending June 30, 1999.

There has been no change in independent public accountants. The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1999.



CORNING NATURAL GAS CORPORATION
Consolidated Balance Sheets
Form 10-QSB
                                                     Unaudited
                                                   June 30, 1999 Sept 30, 1999
                                                  -------------- -------------
Assets
Property, plant and equipment,
 at original cost:
  Utility                                          $21,921,127     21,396,130
  Non-Utility-principally rented appl and
    plaza property                                   4,095,926      3,782,327
                                                  ------------  ------------
                                                    26,017,053     25,178,457
    Less  accumulated depreciation                  (9,433,857)    (9,079,776)
                                                  ------------- -------------
                                                    16,583,196     16,098,681
                                                  ------------- -------------
Current assets:
  Cash                                                 259,965        284,426
  Marketable securities available for sale,
    at fair value                                    1,022,322        785,361
  Accounts receivable, less allowance
    for uncollectibles                               1,141,407      1,038,524
  Gas stored underground, at average cost              796,382      1,539,727
  Gas and appliance inventories                        571,684        581,765
  Prepaid income taxes                                       0         55,534
  Deferred income tax assets                           519,773         57,000
  Prepaid expenses                                     623,014        511,638
                                                   ------------  ------------
                                                     4,934,546      4,853,975
                                                   -----------   ------------
Deferred charges:
  Pension and other                                    919,221      1,509,695
  Deferred debits-accounting for income taxes        1,016,661      1,016,661
  Unrecovered gas costs                                      0        191,819
  Long-term debt issuance costs, net of amort          376,706        392,875
                                                    ----------     ----------
                                                     2,312,588      3,111,050
Goodwill, net of amortization                        1,683,794        348,235
Other assets                                           430,358        412,817
                                                    ----------    -----------
                                                  $ 25,944,482     24,824,758
                                                   ===========    ===========
Capitalization and Liabilities
  Common stock                                       2,300,000      2,300,000
  Additional paid-in capital                           653,346        653,346
  Accumulated Comprehensive Income
   Net unrealized gain on securities
   available for sale                                  117,230         39,644
    (net of income taxes of $51,145 as of 3/31/99
     and $20,422 as of 9/31/98)
  Retained earnings                                  2,361,235      2,403,489
                                                   ------------   -----------
                                                     5,431,811      5,396,479
  Long-term debt, less current installments         11,885,921     10,459,351
                                                   -----------    -----------
   Total capitalization                             17,317,732     15,855,830
                                                   -----------    -----------
Current liabilities:
  Notes payable                                      1,180,000     2,325,000
  Accounts payable                                   1,473,504     1,266,918
  Current installments of long-term debt                35,450        36,830
  Customers' deposits and accrued interest             234,770       728,645
  Accrued general taxes                                257,800       145,170
  Supplier refunds due customers                             0        70,731
  Accrued expenses                                       2,841       502,755
  Other                                                624,092        29,035
                                                    ----------    ----------
    Total current liabilities                        3,808,457     5,105,084
                                                    ----------    ----------
Deferred credits:
  Deferred income tax liabilities                    2,329,991     2,353,665
  Def compensation,postretirement benefits,and other 2,488,302     1,510,179
                                                    -----------   -----------
                                                     4,818,293     3,863,844
                                                    -----------   ----------
                                                   $25,944,483    24,824,758
                                                  ============   ============


CORNING NATURAL GAS CORPORATION
Consolidated Statements of Income
Unaudited
Form 10 QSB

                                   Quarter Ended         Nine Months Ended
                                06/30/99    06/30/98    06/30/99    06/30/98
                               ---------------------------------------------

Operating Revenues            $3,184,562   3,220,802   14,833,765  15,061,991
                              ----------   ---------   ----------  ----------
Cost and Expense
    Operating Expenses         3,102,333   3,171,463   13,359,010  13,481,267
    Interest Expense             227,921     224,741      726,873     701,862
    Income Tax                       104     (52,942)     266,975     308,569
    Other Deductions, Net          1,755       3,447        2,741       8,603
                              -----------  ----------  ----------  ----------
Total Costs and Expenses       3,331,814   3,346,709   14,355,600  14,500,301

Operating Income                (147,252)   (125,907)     478,165     561,690
                              -----------  ----------  ----------   ---------
Other Income                      19,748      10,672       12,036      10,773
                              -----------  ---------   ----------   ---------
Corning Natural Gas Appliance Corp.
    Operating Revenues           506,928     519,007    1,658,841   1,791,714
    Depreciation                  58,563      61,254      176,034     182,289
    Operating Expense            396,794     406,268    1,294,725   1,346,431
    Federal Income Tax            19,351      19,340       69,100     100,879
    Equity in Assoc. Cos.          6,007     (13,337)     (46,290)    (13,337)
                               ----------  ----------   ---------   ---------
  Net Income of Appliance Corp.   38,228      18,808       72,693     148,778
                               ----------   ---------   ---------   ---------
  Net Income                 $   (89,277)    (96,427)     562,893     721,241
                              ============ ===========  =========   =========

Earnings Per Share-
          basic & diluted         (0.194)     (0.210)       1.224       1.568

Dividends Per Share                0.650       0.650        1.300       0.975

Dividends Declared               299,000     299,000      598,000     448,501

Shares of common stock outstanding were 460,000 at June 30, 1999.

Earnings per share=Net Income as shown above divided by 460,000 shares.

Dividends per share=Dividends declared divided by shares outstanding at the time.



CORNING NATURAL GAS CORPORATION
Consolidated Statements of Cash Flows
For Six Months Ended June 30, 1999 and 1998
Form 10-QSB-Unaudited

                                                June 30, 1999   June 30, 1998
                                                --------------  -------------
Cash flows from operating activities:
  Net Income                                     $  562,893         721,241
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                 643,219         561,900
      Gain on Sale of marketable securities          18,237          10,572

  Changes in assets and liabilities:
    (Increase)decrease in:
      Accounts receivable                          (102,883)        (97,819)
      Gas stored underground                        743,345        (295,278)
      Gas and appliance inventories                  10,081          66,618
      Prepaid expenses                             (111,376)         52,890
      Unrecovered gas costs                         191,819        (227,221)
      Prepaid income taxes                           55,534         175,712
      Deferred charges-pension and other            590,474       1,049,868
      Other assets                                   (1,372)        (42,924)
    Increase(decrease) in:
      Accounts payable                              206,586        (412,039)
      Accrued general taxes                         112,630         245,066
      Supplier refunds due customers                (70,731)         75,853
      Deferred income taxes                        (486,447)       (151,997)
      Other liabilities and deferred credits        579,391         (12,427)
                                                 ------------    -----------
       Net cash provided by operating activities  2,941,401       1,720,015

Cash flows from investing activities:
  Purchase of marketable securities, net            (74,033)       (109,500)
  Acquisitions of businesses, net of cash acquire  (468,334)              0
  Capital expenditures, net of minor disposals   (1,049,019)     (2,388,039)
                                                ------------    ------------
        Net cash used in investing activities    (1,591,386)     (2,497,539)

Cash flows from financing activities:
  Net borrowings (repayments)under
    line-of-credit agreements                    (1,145,000)        275,000
  Dividends paid                                   (598,000)       (448,501)
  Borrowings(repay) under long-term debt agreements 368,524       1,104,983
                                                ------------    ------------
       Net cash provided by financing activities (1,374,476)        931,482
       Net increase(decrease) in cash               (24,461)        153,958
Cash at beginning of period                         284,426         262,752
                                                ------------   --------------
Cash at end of period                           $   259,965         416,710
                                               ------------    -------------
Supplemental disclosures of cash flow information:
  Cash paid during period for:
      Interest                                      857,131         683,910
      Income taxes                                  221,357         310,000

   Non cash investing and financing activities:
      Acquisition of business financed by seller  1,056,666               0


CORNING NATURAL GAS CORPORATION
Statement of Comprehensive Income(Loss)
Unaudited
Form 10 QSB

                                         Quarter Ended     Nine Months Ended
                                       06/30/99  06/30/98  06/30/99  06/30/98
                                       ------------------  -----------------
Net Income(loss)                      $ (89,277) (96,427)  562,893    721,241

Other comprehensive income(loss), net of tax:
  Unrealized gains(losses)
  on securities:                          2,588  (12,360)   77,587      6,878
                                       ------------------  ------------------
Comprehensive Income(loss)            $ (86,689) (108,787) 640,480    728,119