Form 10KSB
period 1999-09-30
CORNING NATURAL GAS CORP
filed 2000-01-04
CIK 24751

U.S. Securities and Exchange Commission
Washington, D.C.  20549

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)

For the twelve month period ended     September 30, 1999

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

Revenues for 12 month period ended September 30, 1999 $23,022,974

The aggregate market value of the 331,953 shares of the Common Stock held by non-affiliates of the Registrant at the $21.50 average of bid and asked prices as of November 1, 1999 was $7,136,989.


Number of shares of Common Stock outstanding as of the close of business on November 1, 1999 - 460,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the twelve month period ended September 30, 1999, and definitive proxy statement and notice of annual meeting of shareholders, dated January 12, 1999 are incorporated by reference into Part I, Part II and Part II hereof.

Information contained in this Form 10-KSB and the Annual Report to shareholders for fiscal 1999 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

CORNING NATURAL GAS CORPORATION
FORM 10-KSB
For the 12 Month Period Ended September 30, 1999
Part I

ITEM 1 - DESCRIPTION OF BUSINESS
(a)  Business Development
Corning Natural Gas Corporation (the "Company" or "Registrant"), incorporated in 1904, is a natural gas utility. The Company operates as five operating segments, the Gas Company, Appliance Corporation, Tax Center International, Corning Realty and Foodmart Plaza.The Gas Company purchases its entire supply of gas, and distributes it through its own pipeline distribution and transmission systems to residential, commercial, industrial and municipal customers in the Corning, New York area and to two other gas utilities which service the Elmira and Bath, New York areas. The Gas Company is under the jurisdiction of the Public Service Commission of New York State which oversees and sets rates for New York gas distribution companies. The Appliance Corporation sells, rents and services primarily gas burning appliances. The Tax Center provides tax preparation, accounting and payroll services to approximately 800 clients. Corning Realty is a residential and commercial real estate business with approximately 80 agents operating in three neighboring counties. Foodmart Plaza is a retail complex consisting of eight tenants under multi-year leases anchored by a major supermarket.
(b)  Business of Issuer

(1) The Gas Company maintains a gas supply portfolio of numerous contracts and is not dependent on a single supplier. Additionally, the Gas Company has capabilities for storing 793,000 Mcf through storage operations with two of its suppliers. The Gas Company had no curtailments during fiscal 1999 and expects to have an adequate supply available for its customers during fiscal 2000 providing that no abnormal conditions or actions occur.

(2) The Gas Company is franchised to supply gas service in all of the political subdivisions in which it operates.

(3) Since the Gas Company's business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales for different periods vary depending on variations in temperature, but the Company's Weather Normalization Clause (WNC) serves to stabilize net revenue from the effects of temperature variations. The WNC allows the Company to adjust customer billings to compensate for fluctuations in net revenue caused by temperatures which are higher or lower than the thirty year average temperature for the period. Degree days, which represent the number of degrees that the average daily temperature falls below 65 degrees Fahrenheit, totaled 6,241 for the period October 1, 1998 through September 30, 1999 and 5,979 for the same period ended September 30, 1998.

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

Competition from oil still exists in the industrial market. The Company has been able to counteract much of this competition, to date, through the transportation of customer owned gas for a transportation charge. The customer arranges for their own gas supply, then moves it through the Company's facilities for a transportation fee. The Company's transportation rate is equal to the lowest unit rate of the appropriate rate classification, exclusive of gas costs, hence the profit margin is maintained.

Additionally, under an increasingly deregulated environment there is opportunity for the Company to increase revenue by selling its upstream pipeline capacity to transportation customers. The Company is authorized to retain 15% of such revenue and 85% is returned to firm customers in the form of lower gas costs. Transportation customers that pay for this capacity are virtually assured that their supply will not be interrupted. Revenues derived from the resale of this capacity were $128,445 for the 12 months ended September 30, 1999 and $159,872 for the 12 months ended September 30, 1998.

On November 3, 1998 the New York State Public Service Commission (PSC) issued a Policy Statement in which they provided their view as to how to best ensure a competitive market, eliminate barriers to competition, provide guidance to LDC's and marketers and address customer inertia. A detailed discussion appears in the Industry Restructuring section of the enclosed Annual Report to Shareholders.

The Appliance Corporation faces the challenges of local competition. The home center chains which have been opened in our vicinity offer competition, however, the Appliance Corporation continues to depend on its long standing reputation in the area as a top quality sales and service company. As for the rental section of the appliance business, there really isn't a great deal of competition in our very strong rental water heater market. This stabilizes a substantial portion of our net income.

The real estate business is clearly a highly competitive market in which Corning Realty is well positioned.Prudential Ambrose & Shoemaker Real Estate maintains approximately 55% of the local market. Local economy and interest rates play a factor in the outcome of the market, however, Corning Realty continues to hold strong.

The impact of competition is less material in the other two areas of our business, the commercial property rented out at our Foodmart Plaza is in demand with limited competition. The services provided by Tax Center are available from various competitors. The Tax Center maintains a steady growth of clients regardless of that competition.

(6) The Gas Company believes compliance with present federal, state and local provisions relating to the protection of the environment will not have any material adverse effect on capital expenditures, earnings and financial position of the Company and its subsidiaries.

(7) Ninety-two persons were employed by the Company in 1999 versus seventy-seven for the previous year.

(8 The Gas Company expects no shortage of raw materials to impact our business over the next 5 - 10 years. The Energy Information Administration indicates an increase in the efficiency of gas exploration and development is expected to result in increased gas productive capacity. As for the availability of the necessary pipes and valves for safe distribution of natural gas, the Gas Company likewise anticipates no shortages and continues to receive both gas supply and material inventory from various reliable sources.

ITEM 2 - DESCRIPTION OF PROPERTY
The Company completed construction of a new office building at 330 West William Street, Corning, NY in the fall of 1991. This structure is physically connected to the operations center built three years earlier. The Company had outgrown its general offices at 27 East Denison Parkway. That property has been sold, and the gain on the sale was returned to ratepayers.

The Gas Company's pipeline system is thoroughly surveyed each year. Any necessary replacements are included in the construction budget. Approximately 105 miles of transmission main, 290 miles of distribution main, 13,800 services and 86 measuring and regulating stations, along with various other property are owned by the Gas Company, except for one short section of 10" gas main which is under a long-term lease and is used primarily to serve Corning Incorporated. All of the above described property, which is owned by the Gas Company, is adequately insured and is subject to the lien of the Company's first mortgage indenture.

The Foodmart Plaza is a retail/commercial complex consisting of a major grocery store and several other businesses located on an approximately 7 acre lot at 328 Park Avenue, South Corning, NY. The main building includes
2 retail stores which covers 48,300 square feet and an additional 6 buildings totaling 10,775 square feet house 7 other businesses. The property is well maintained and its overall condition remains very good.
All of the above described property, which is owned by the Appliance Company, is adequately insured and is subject to a lien agreement with a local bank.

The Appliance Corporation, Tax Center and Realty businesses are operated out of the Company's West William Street complex in combination with rented office space in various locations. The Tax Center and Realty companies own no buildings at this time.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, nor is the Company aware of any problems of any consequence which it anticipates may result in legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 1999.


Additional Item
Executive Officers of the Registrant
(Including Certain Significant Employees)

                                    Business Experience
Yea
rs Served
Name                    Age       During Past 5 Years                       In
This Office

Thomas K. Barry        54      Chairman of the Board of Directors          6
                                            President & C.E.O.
               15
Edgar F. Lewis          62        Senior Vice President - Operations
 19

Kenneth J. Robinson 55       Executive Vice President                    8

Phyllis J. Groeger  59       Secretary                                  12

Thomas S. Roye         46      Vice President - Administration             8

Gary K. Earley      45      Treasurer
           8

Term of office is for one year.  (Normally from April to April)


Part II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The principal market on which the Registrant's common stock is traded, the range of high and low bid quotations for each quarterly period during the past two years, the amount and frequency of dividends, and a description of restrictions upon the Registrant's ability to pay dividends, appear in the table below. The number of stockholders of record of the Registrant's Common Stock was 344 at September 30, 1999. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

               MARKET PRICE - (OTC)

    Dividend
Quarter Ended                     High           Low          Declared
December 31, 1997                  20              20           $ .325
March 31, 1998                           20             20             .325
June 30, 1998                      20         20            .325
September 30, 1998         20         20            .325
December 31, 1998                       20         20            .325
March 31, 1999                         21 1/2        20             .325
June 30, 1999                 21 1/2     21 1/2        .325
September 30, 1999             21 1/2     21 1/2        .325

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

Under the terms of the $4,700,000 senior note issued September 5, 1997, the Company may not declare or pay any dividend, or cause any other payment from retained earnings except to the extent that consolidated tangible net worth of the Company exceeds $2,000,000.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's discussion of financial condition and results of operations of the Company appears in the 1999 Annual Report to Shareholders which is incorporated by reference.

ITEM 7 - FINANCIAL STATEMENTS

The consolidated financial statements, together with the independent auditors' report thereon of KPMG LLP dated November 15, 1999 are included in the 1999 Annual Report to Shareholders attached hereto, and are incorporated in this Form 10-KSB by reference thereto.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None


Part III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information required regarding the executive officers of the Registrant is included in Part 1 under "Additional Item".

ITEM 10 - EXECUTIVE COMPENSATION

The information required regarding the compensation of the executive officers appears in the Definitive Proxy Statement filed with the Commission on December 30, 1999.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required regarding the security ownership of certain beneficial owners and management appears in the Definitive Proxy Statement filed with the Commission December 30, 1999.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required regarding certain relationships and related transactions appears in the Definitive Proxy Statement filed with the Commission December 30, 1999.

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

10       A copy of the "Agreement Between Corning Natural Gas
         Corporation and Local 139", dated September 1, 1998 was filed with Form 10-KSB for December 31, 1998.

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

10 A copy of the Transportation Agreement between the Company and Corning Incorporated was filed with the Company's Form 10-KSB for December 31, 1992.

10            A copy of the Service Agreement with Columbia Gas
         Transmission Co. was filed with the Company's
        10-KSB for December 31, 1993.


13       A copy of the Corporation's Annual Report to
              Shareholders for 1999, is filed herewith.


22 Information regarding the Company's sole subsidiary was filed as Exhibit 22 with the Company's Form 10-K for the period ended December 31, 1981.

28 Corning Natural Gas Corporation Proxy Statement was filed with the Commission on December 30, 1999



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

The Company filed no reports on Form 8-K during the three month period ended September 30, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORNING NATURAL GAS CORPORATION                                      (Registrant
)


Date   December 27, 1999    Thomas K. Barry, Chairman of the Board,
                                             President and C.E.O.
Date   December 27, 1999    Gary K. Earley,  Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date       December 27, 1999     J.E. Barry,       Director

Date   December 27, 1999     Donald R. Patnode,Director

Date   December 27, 1999     J.A. Finley,      Director