Form 10QSB
period 1999-12-31
CORNING NATURAL GAS CORP
filed 2000-02-17
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                       FORM 10-QSB
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES AND EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1999

Commission File Number 0-643

Corning Natural Gas Corporation
(Exact name of registrant as specified in its charter)

New York                                          16-0397420
-----------------------------------------------------------------------
(State or other jurisdiction of            IRS Employer ID No
incorporation or organization)


330 W William Street, PO Box 58, Corning, New York 14830
----------------------------------------------------------------------
607-936-3755
- ---------------------------------------------------------------------
(Registrant's telephone number, including area code)


----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by checkmark whether the registrant(1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes___X___    No______

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of Securities Exchange Act of 1934 and subsequent to the distribution of securities under a plan confirmed by a court.

Yes______  NO______

There were 460,000 shares of Common Stock outstanding at the end of the quarter. There is only one class of Common Stock and no Preference Stock outstanding.

As the Company's business is seasonal, the interim results should not be used as an indication of what results for the twelve months of the fiscal year 2000 may be.

Consolidated net income for the quarter ended December 31, 1999 was $214,390, compared to income of $163,322 in the same quarter the previous year. Earnings from gas operations increased $51,000 due primarily to increased industrial sales and colder weather(7% more degree days). The Foodmart Plaza and Tax Center International produced earnings that met forecasted levels, contributing an additional $22,500 to consolidated net income. The Appliance Company experienced an increase in earnings of $33,000 due to a 15%
increase in revenues.   Earnings from Corning Realty Associates were down
$13,000 due to a one time credit contained in December 1998.

Segment Overview:
Information concerning the Company's 5 operating segments for the first quarter of 2000 and 1999 is provided below. The table reflects the results of the segments on a basis that is consistent with the manner in which management evaluates the performance of each of the segments.

                  Gas    Appliance    Tax     Corning   Foodmart
                Company  Corporatio  Center    Realty    Plaza   Consolidated
               ------------------------------------------------------------
Revenue:
2000           3,913,387   962,329    67,787 1,199,660    69,699 6,212,862
1999           4,127,298   662,914    42,201   462,275    66,950 5,361,638
Net income (loss):
2000             102,165    94,462    13,780    (4,675)    8,658   214,390
1999              60,309    61,367    14,465    17,265     9,916   163,322
Interest income:
2000                 720    19,284        --        --        --    20,004
1999                 710    13,075        --        --        --    13,785
Interest expense:
2000             273,661        --       835    33,535    23,008   331,039
1999             259,884        --     1,228     7,073    23,809   291,994
Identifiable assets*:
2000          24,362,530 2,817,923   186,154 1,949,242 1,203,404 30,519,253
1999          24,618,715 2,490,121   100,855 1,905,500 1,226,897 27,342,088
Depreciation and
amortization:
2000             118,385    62,548     2,743    38,884     7,789   230,349
1999              89,091    58,421       617    14,512     6,690   169,331
Income tax expense
or (benefit):
2000              40,932    62,429       660    (2,482)    6,561   108,100
1999             (17,612)   42,830     4,170    13,041     6,594    49,023

*Identifiable assets include property, plant and equipment, accounts receivable, inventories, cash and other amounts specifically related to each identified segment.

Interest income and expense have been displayed in the segment in which it has been earned or incurred. Segment interest expense other than the Gas Company is included within unregulated expenses in the consolidated statements of income.

On January 1, 1999 the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income(Statement 130). Statement 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.Comprehensive income consists of net income and net unrealized gains on marketable securities and is presented in a statement of comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

The year 2000 issue (Y2K) refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999. Corning Natural Gas Corporation has identified those areas within the Company where the potential exists for computer system failure or miscalculations by computer programs could cause a disruption in the Company's operations or services. A Y2K Coordinator, Thomas S. Roye, was assigned and a Y2K plan was developed. The event has passed without any significant problems, although problems may still occur, the Company anticipates no further problems.

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

There were no sales of unregistered securities (debt or equity) during the quarter ending December 31, 1999.

There has been no change in independent public accountants. The Company has not filed any reports on Form 8-K for the quarter ended December 31, 1999.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  February 11, 2000     THOMAS K. BARRY
                            Thomas K. Barry, Chairman of the Board,
                            President and CEO.

Date  February 11, 2000     GARY K. EARLEY
                            Gary K. Earley, Treasurer

CORNING NATURAL GAS CORPORATION
Condensed Consolidated Balance Sheets
Form 10-QSB

                                          December 31,1999  September 30,1999

Assets
Property, plant and equip, at original cost:
   Utility                                      $21,808,330        21,667,115
   Non-Utility princially rented appl &
     plaza property                               3,985,293         3,941,231
                                             --------------  ----------------
                                                 25,793,623        25,608,346
     Less accumulated depreciation               (9,270,934)       (9,113,046)
                                             --------------   ---------------
Current assets:
  Cash                                              319,791           205,787
  Marketable securities,avail for sale            1,134,815         1,021,696
  Accounts receivable,less allowance for
     uncollectibles                               2,542,825         1,883,915
  Gas stored underground, at average cost         1,148,874           134,650
  Gas and appliance inventories                     548,540           634,348
  Prepaid income taxes                              510,742           340,328
  Deferred income tax assets                         11,000            11,000
  Prepaid expenses                                  339,265           402,883
                                               ------------    --------------
                                                  6,555,852         4,634,607
Deferred charges:
  Prepaid pension & other                           709,148         1,380,984
  Regulatory assets                                       0           196,707
  Deferred debits-accounting for income taxes     1,016,661         1,016,661
  Unrecovered gas costs                             749,365                 0
                                                 ----------     -------------
                                                  2,475,174         2,594,352
Goodwill, net of amortization                     1,822,367         1,851,625
Long-term debt issuance costs                       365,927           371,317
Other assets                                        344,335           541,994
                                                 ----------     -------------
                                                $28,086,334        26,489,195
                                                ===========      ============
Capitalization & Liabilities
----------------------------
  Common stock                                  $ 2,300,000         2,300,000
  Additional paid-in capital                        653,346           653,346
  Accumulated Comprehensive Income                  108,842            64,883
  Retained earnings                               2,227,571         2,093,937
                                               ------------       -----------
                                                  5,289,759         5,112,166
  Long-term debt, less current installments      11,169,254        11,223,256
                                               ------------        ----------
    Total capitalization                         16,459,013        16,335,422
                                               ------------        ----------
Current liabilities:
  Borrowings under lines-of-credit                4,060,000         2,165,000
  Accounts payable                                1,399,634         1,404,370
  Dividends payable                                 149,500           149,500
  Current installments of l/t debt                  202,774           202,774
  Customers' deposits & accrued interest            721,192           665,990
  Accrued general taxes                             266,719            94,441
  Supplier refunds due customers                    280,068           268,862
  Accrued expenses                                  630,871           668,224
                                                ----------        -----------
    Total current liabilities                     7,710,758         5,619,161
                                                ----------        -----------
Deferred credits:
  Deferred income tax liabilities                 2,622,791         2,413,080
  Deferred compensation,postretirement
    benefits, and other                           1,519,142         1,519,142
  Other                                            (225,360)          602,390
                                                 ----------         ---------
                                                  3,916,573         4,534,612
                                                 ---------         ----------
                                                $28,086,344        26,489,195
                                                ===========        ==========
CORNING NATURAL GAS CORPORATION
Condensed Consolidated Statements of Income
Unaudited
Form 10QSB

                                                      Quarter Ended
                                                Dec 31, 1999     Dec 31, 1998

Utility Operating Revenues                     $   3,913,347       4,127,298
                                                ------------     -----------
Cost and Expense
  Operating Expense                                3,501,760       3,825,526
  Interest Expense                                   274,488         254,843
  Income Tax                                          40,932         (17,612)
  Other Deductions, Net                                 (827)          5,042
                                                -------------   ------------
Total Costs and Expenses                           3,816,353       4,067,799

Utility Operating Income                              96,994          59,499
                                                -------------   -------------
Other Income                                           5,171             810
                                                 ------------   -------------
Corning Natural Gas Appliance Corp.
  Operating Revenues                                 763,976         662,914
  Depreciation                                        62,548          58,421
  Operating Expense                                  558,604         509,947
  Federal Income Tax                                  48,361          33,179
  Equity in Earnings of Assoc. Cos.                   17,762          41,646
                                                  ----------        ---------
  Net Income of Appliance Corp                       112,225         103,013
                                                 -----------        ---------
  Net Income                                      $  214,390         163,322
                                                 ===========        ========
Earnings Per Share-basic & diluted                $    0.466           0.355
Dividends Per Share                               $    0.325           0.650
Dividends Declared                                $  149,500         299,000

Shares of common stock outstanding were 460,000 at December 31, 1999. Earnings per share=Net Income as shown above divided by 460,000 shares. Dividends per share=Dividends declared divided by shares outstanding.

CORNING NATURAL GAS CORPORATION
Condensed Consolidated Statements of Cash Flows
For Quarter Ended December 31, 1999
Form 10-QSB

                                                Dec 31, 1999     Dec 31, 1998
Cash flows from operating activities:
  Net Income                                    $     214,390       163,322
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                     248,753       155,548
    Gain on Sale of marketable securities             (65,164)            0

  Changes in assets and liabilities:
  (Increase)decrease in:
    Accounts Receivable                              (658,910)     (773,915)
    Gas stored underground                         (1,014,224)      925,663
    Gas and appliance inventories                      85,808      (488,372)
    Prepaid expenses                                   63,618       (16,612)
    Unrecovered gas costs                            (749,365)            0
    Prepaid income taxes                             (170,414)      118,023
    Deferred charges-pension and other                671,836       426,361
    Other assets                                      197,659       142,120
   Increase(decrease) in:
    Accounts payable                                   (4,736)      375,045
    Accrued general taxes                             172,278       158,913
    Supplier refunds due customers                     11,206       222,601
    Deferred income taxes                             209,711       199,050
    Other liabilities and def credits                (575,758)     (699,572)
                                                 -------------  ------------
      Net cash provided by operating activities    (1,363,312)      908,175

Cash flows from investing activities:
    Purchase of securities available for sale, net          0      22,997
    Acquisitions of businesses, net of cash acquired        0    (468,334)
    Capital expenditures, net of minor disposals     (214,182)  (1,687,831)
                                                  -------------  ----------
      Net cash used in investing activities          (214,182)  (2,133,168)

Cash flows from financing activities:
    Net borrowings(repayments)under
       line-of-credit agreements                    1,895,000      515,000
    Dividends paid                                   (149,500)    (299,000)
    Borrowings (repayments)under
       long-term debt agreements                      (54,002)    1,552,663
                                                 -------------- ------------
       Net cash provided by finacing activities     1,691,498     1,768,663
       Net increase(decrease)in cash                  114,004       543,670
Cash at beginning of period                           205,787       284,426
                                                 ------------   ------------
Cash at end of period                            $   319,791        828,096
                                                 ------------   ------------
Supplemental disclosures of cash flow information:
    Cash paid during period for:
      Interest                                   $   339,022        300,406
      Income taxes                                     8,250         11,357

    Non cash investing and finacing activities:
      Acquistion of business financed by seller $          0         448,333


CORNING NATURAL GAS CORPORATION
Statement of Comprehensive Income(Loss)
Unaudited
Form 10 QSB


                                                           Quarter Ended
                                                  Dec 31, 1999   Dec 31, 1998
                                                 -------------  -------------
Net Income(loss)                                 $   214,390       163,322

Other comprehensive income(loss), net of tax:
   Unrealized gains(losses)on securities:             43,958        55,687
                                                   ------------  ------------
Comprehensive Income(loss)                       $   258,348       219,009
                                                  =============  ============