Form 10QSB
period 2000-03-31
CORNING NATURAL GAS CORP
filed 2000-05-15
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000

Commission File Number 0-643

Corning Natural Gas Corporation
(Exact name of registrant as specified in its charter)

New York                                                         16-0397420
---------------------------------------------------------------------------
(State or other jurisdiction of                           IRS Employer ID No
incorporation or organization)


330 W William Street, PO Box 58, Corning, New York 14830
---------------------------------------------------------------------------
607-936-3755
---------------------------------------------------------------------------
(Registrant's telephone number, including area code)


--------------------------------------------------------------------------
Former name,former address and former fiscal year, if change since last report

Indicate by checkmark whether the registrant(1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing
requirements for the past 90 days.  Yes___X___    No______

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

Net consolidated income for the quarter ended March 31, 2000 was $492,727, compared to income of $488,847 in the same quarter the previous year. Earnings from gas operations decreased $86,000 due to increased costs, particularly interest and wages. The Foodmart Plaza and Tax Center International produced earnings that met forecasted levels, contributing an additional $19,500 to consolidated net income. The Appliance Company experienced an increase in earnings of $27,000 due to a 27% increase in revenues. Earnings from Corning Realty Associates increased $60,500 due to implementation of some new policies and budgets.

Segment Overview:
Information concerning the Company's 5 operating segments for the second quarter of 2000 and 1999 is provided below. The table reflects the results of the segments on a basis that is consistent with the manner in which management evaluates the performance of each of the segments.

                  Gas    Appliance    Tax     Corning   Foodmart
                Company  Corporatio  Center    Realty    Plaza   Consolidated
               ------------------------------------------------------------
Revenue:
2000           7,404,771   619,204    92,139   826,427    69,950 9,012,491
1999           7,521,905   488,999    61,438   811,771    67,825 8,951,938
Net income (loss):
2000             471,355    52,305    15,413   (52,480)    6,134   492,727
1999             557,395    25,395    15,661  (117,684)    8,080   488,847
Interest income:
2000                 478    23,256        68        --        --    23,802
1999                 662    13,103        --        --        --    13,765
Interest expense:
2000             280,346     2,699     1,213    35,891    22,509   342,658
1999             240,052       179     1,279    28,896    23,071   293,477
Identifiable assets*:
2000          20,563,446 3,044,522   187,064 1,941,345 1,207,704 26,944,081
1999          22,087,245 2,573,469   139,812 2,017,247 1,231,175 28,048,948
Depreciation and
amortization:
2000             118,006    58,935     2,889    39,762    15,578   235,170
1999             108,036    59,050     2,451    33,591     7,152   210,280
Income tax expense
(benefit):
2000             293,512    40,772     6,702   (34,899)    4,080   310,167
1999             284,483    21,390    10,278   (54,561)    5,374   266,964

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

On January 1, 1999 the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income(Statement 130).Statement 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains on marketable securities and is presented in a statement of comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

The year 2000 issue (Y2K) refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999. Corning Natural Gas Corporation has identified those areas within the Company where the potential exists for computer system failure or miscalculations by computer programs could cause a disruption in the Company's operations or services. A Y2K Coordinator, Thomas S. Roye, was assigned and a Y2K plan was developed. The event has passed, without any significant problems, and although problems may still occur, the Company anticipates no further problems.

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

The statements contained herein have not been examined or certified by a firm ofcertified public accountants.

There were no sales of unregistered securities (debt or equity) during the quarter ending March 31, 2000.

As reported on Form 8-K, dated April 19, 2000, the Board of Directors voted on April 13, 2000 to terminate KPMG LLP's appointment as principal accountants and Deloitte & Touche LLP were engaged as principal accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  May 12, 2000              /S/THOMAS K. BARRY
                                Thomas K. Barry, Chairman of the Board,
                                President and CEO.

Date  May 12, 2000              /S/ GARY K. EARLEY
                                Gary K. Earley, Treasurer

CORNING NATURAL GAS CORPORATION
Condensed Consolidated Balance Sheets
Form 10-QSB

                                              March 30, 2000    Sept 30, 1999
Assets

Property, plant & equipment, at
original cost:
    Utility                                    $  21,913,797      21,667,115
    Non-Utility-principally rented
       appl and plaza property                     4,148,956       3,941,231
                                               ------------------------------
                                                  26,062,753      25,608,346
       Less accumulated depreciation             ( 9,443,445)    ( 9,113,046)
                                               ------------------------------
                                                  16,619,308      16,495,300
                                               ------------------------------

Current assets:
     Cash                                            229,658         205,787
     Marketable securities available for sale,
       at fair value                               1,235,770       1,021,696
     Accounts receivable, less allowance for
       uncollectibles                              2,503,034       1,883,915
     Gas stored underground, at average cost         610,944         134,650
     Gas and appliance inventories                   573,623         634,348
     Prepaid income taxes                             80,194         340,328
     Deferred income tax assets                       11,000          11,000
     Prepaid expenses                                559,065         402,883
                                                   -------------------------
                                                   5,983,288       4,634,607
                                                   -------------------------
Deferred charges:
     Prepaid pension & other                       1,572,642       1,380,984
     Regulatory assets                                     0         196,707
     Deferred debits-accounting for income taxes   1,016,661       1,016,661
     Unrecovered gas costs                           131,905               0
                                                   -------------------------
                                                   2,721,208       2,594,352
Goodwill, net of amortization                      1,793,109       1,851,625
Long-term debt issuance costs                        360,538         371,317
Other assets                                         522,148         541,994
                                                   --------------------------
                                                $ 27,819,599       26,489,195
                                                  ===========================
Capitalization and Liabilities
  Common stock                                  $  2,300,000        2,300,000
  Additional paid-in capital                         653,346          653,346
  Accumulated Comprehensive Income
    Net unrealized gain on securities
    available for sale                               145,235           64,883
  Retained earnings                                2,689,367        2,093,937
                                                  ---------------------------
                                                   5,787,948        5,112,166
  Long-term debt,less curr installments           10,958,632       11,223,256
                                                  ---------------------------
    Total capitalization                          16,746,580       16,335,422
                                                  ---------------------------
Current liabilities:
  Borrowings under lines-of-credit                 2,455,000        2,165,000
  Accounts payable                                 1,810,731        1,404,370
  Dividends payable                                        0          149,500
  Current installments of long-term debt             202,774          202,774
  Customers' deposits and accrued interest           341,874          665,990
  Accrued general taxes                              473,183           94,441
  Supplier refunds due customers                     284,919          268,862
  Accrued expenses                                   725,541          668,224
                                                   --------------------------
     Total current liabilities                     6,294,022        5,619,161
                                                   --------------------------
Deferred credits:
  Deferred income tax liabilities                  2,531,126        2,413,080
  Deferred compensation, postretirement benefits,
    and other                                      1,519,142        1,519,142
  Other                                              728,729          602,390
                                                   --------------------------
                                                   4,778,997        4,534,612
                                                   --------------------------
                                                $ 27,819,599       26,489,195
                                                =============================

CORNING NATURAL GAS CORPORATION
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB


                                 03/31/00   03/31/99   03/31/00   03/31/99
                               ------------------------------------------------
Utililty Operating Revenues    $ 7,404,771  $7,521,905 $11,318,118 $11,649,203

Cost and Expense
    Operating Expenses           6,360,186   6,431,452  9,861,946   10,256,977
    Interest Expense               277,297     244,109    551,785      498,952
    Income Tax                     293,512     284,483    334,444      266,871
    Other Deductions, Net            3,049     ( 4,056)     2,222          986
                               -----------------------------------------------
Total Costs and Expenses         6,934,043   6,955,988 10,750,396   11,023,786

Utility Operating Income           470,727     565,917    567,721      625,417
                                 ---------------------------------------------
Other Income                           628     ( 8,522)     5,799      (7,712)
                                ----------------------------------------------

Corning Natural Gas Appliance Corp.
     Operating Revenues            619,204     488,999  1,383,180    1,151,913
     Depreciation                   58,935      59,050    121,483      117,471
     Operating Expense             476,379     387,984  1,034,983      897,931
     Federal Income Tax             31,585      16,570     79,946       49,749
     Equity in Earnings
      of Assoc. Cos.               (30,933)    (93,943)   (13,171)    (52,297)
                                 ---------------------------------------------
     Net Income of Appliance Co.   21,372      (68,548)   133,597      34,465
                                 ---------------------------------------------
                                 $492,727     $488,847   $707,117    $652,170
                                 ============================================
Earnings Per Share-
   basic & diluted               $  1.071     $  1.063   $  1.537    $  1.418

Dividends Per Share              $  0.000     $  0.000   $  0.325    $  0.650

Dividends Declared               $      0     $      0   $ 149,500   $ 299,000

Shares of common stock outstanding were 460,000 at March 31, 2000.
Earnings per share=Net Income as shown above divided by 460,000 shares. Dividends per share=Dividends declared divided by shares outstanding at time.

CORNING NATURAL GAS CORPORATION
Statement of Comprehensive Income
Unaudited
Form 10 QSB
                                     Quarter Ended          Six Months Ended
                                   03/31/00    03/31/99    3/31/00  03/31/99
                                --------------------------------------------
Net Income(loss)                 $  492,727   $ 488,847  $ 707,117 $ 652,170


Other comprehensive income, net
  of tax:
  Unrealized gains on securities:    36,393      19,312      80,352    71,999
                                 --------------------------------------------
Comprehenisve Income             $  529,120   $ 508,159    $787,469  $724,169
                                 ============================================



CORNING NATURAL GAS CORPORATION
Condensed Consolidated Statements of Cash Flows
For Six Months Ended March 31, 2000
Form 10-QSB
                                                        03/31/00    03/31/99
Cash flows from operating activities:                  ---------------------
Net Income                                              $707,117     652,170
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                         476,135     414,778
   (Gain)loss on Sale of marketable securities          ( 10,836)     11,704
Changes in assets and liabilities:
 (Increase)decrease in:
  Accounts receivable                                   (619,119) (1,476,952)
  Gas stored underground                                (476,294)    962,535
  Gas and appliance inventories                           60,725      15,251
  Prepaid expenses                                      (156,182)   (181,719)
  Unrecovered gas costs                                 (131,905)    191,819
  Prepaid income taxes                                   260,134      11,003
  Deferred charges-pension & other                      (191,658)   (290,821)
  Other assets                                            19,846    (  7,966)
Increase(decrease) in:
  Accounts payable                                       406,361    ( 52,211)
  Accrued general taxes                                  378,742     200,112
  Supplier refunds due customers                          16,057    ( 70,731)
  Deferred income taxes                                  118,046      23,227
  Other liabilities & deferred credits                  (180,113)    895,563
                                                        ---------------------
    Net cash provided by operating activities            677,056   1,297,762

Cash flows from investing activities:
  Purchase of securities available for sale, net               0    ( 77,584)
  Acquisitions of businesses, net of cash acquired             0    (468,334)
  Capital expenditures, net of minor disposals         ( 529,061)   (699,456)
                                                       -----------------------
    Net cash used in investing activities              (529,061)   (1,245,374)
Cash flows from financing activities:
  Net borrowings(repayments)under
    line-of-credit agreements                           290,000     (115,000)
  Dividends paid                                       (149,500)    (299,000)
  Borrowings(repayments) under long-term debt
    agreements                                         (264,624)     415,779
                                                      -----------------------
       Net cash provided by (used in)
       financing activities                            (124,124)       1,779
       Net increase in cash                              23,871       54,167
Cash at beginning of period                             205,787      284,426
                                                       ---------------------
Cash at end of period                                 $ 229,658      338,593
                                                       ---------------------

Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                          $ 301,269      561,935
    Income taxes                                        158,600       56,357
  Non cash investing and finacing activities:
    Aquisition of business financed by seller         $       0    1,056,666