Form 10QSB
period 2000-06-30
CORNING NATURAL GAS CORP
filed 2000-08-14
CIK 24751

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended    JUNE 30, 2000
                  ----------------

Commission File Number    0-643
                        ------------

                         Corning Natural Gas Corporation
             (Exact name of registrant as specified in its charter)

         NEW YORK                           16-0397420
-----------------------------           -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)            No.)

330 W. WILLIAM STREET, PO BOX 58, CORNING, NEW YORK  14830
----------------------------------------------------------
607-936-3755
------------
(Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ----    ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes              No
                                       ----           ----

        There were 460,000 shares of Common Stock outstanding at the end of the quarter. There is only one class of Common Stock and no Preference Stock outstanding.

         As the Company's business is seasonal, the interim results should not be used as an indication of what results for the twelve months of the fiscal year 2000 may be.

         Net consolidated loss for the quarter ended June 30, 2000 was $65,187, compared to a loss of $89,276 in the same quarter the previous year. The Company typically experiences a third quarter loss, due to the seasonality of its gas utility business. Earnings from gas operations decreased $10,816 due to increased costs, particularly interest and wages. The Foodmart Plaza and Tax Center International produced earnings that met forecasted levels, contributing an additional $35,905 to consolidated net income. The Appliance Company experienced an increase in earnings of $5,642 due to a 9% increase in revenues. Earnings from Corning Realty Associates increased $16,982 due to implementation of some new policies and budgets.

         The Company has recently formed a mortgage banking company, Choice One Lending, which is still in the process of obtaining the necessary regulatory approvals. Hence, there have been no mortgages written or revenues generated to date. The Company has incurred some expenses, although insignificant at this point.

Segment Overview:

Information concerning the Company's 5 operating segments for the third quarter of 2000 and 1999 is provided below. The table reflects the results of the segments on a basis that is consistent with the manner in which management evaluates the performance of each of the segments.

                  Gas         Appliance     Tax         Corning      Foodmart
                Company     Corporation   Center         Realty       Plaza      Consolidated
                -------     -----------   ------         ------       -----      ------------
Revenue:
2000            3,350,548     549,323    102,994     1,268,473        70,500     5,341,838
1999            3,184,562     503,928     71,853     1,217,203        67,850     5,045,396

Net Income (Loss):
2000             (138,319)     37,862     25,673          (635)        10,232      (65,187)
1999             (127,503)     32,220     15,014       (17,617)         8,610      (89,276)

Interest Income:
2000                  352      25,025        485           ---            ---       25,862
1999                  359      16,844        ---           ---            ---       17,203

Interest Expense:
2000              270,211       7,571        282        36,657         22,427      337,148
1999              229,676        (179)     1,402        31,889         23,708      286,496

Identifiable Assets*
2000           21,034,895   3,262,784    227,440     2,051,620      1,212,094   27,788,833
1999           20,664,079   2,554,957    147,322     1,910,542      1,212,295   26,489,195

Depreciation and
Amortization:
2000              118,839       7,612      2,891        48,415          7,789      235,546
1999              108,510      58,562      2,128        33,894          7,316      210,410

Income Tax Expense
(Benefit):
2000             (41,793)      32,320     17,073          (423)         5,395       12,572
1999              (2,712)      28,358      9,987       (13,522)         7,597       29,708

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

The information furnished herewith reflects all adjustments which are in the opinion of management necessary to a fair statement of the results of the period. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

The statements contained herein have not been examined or certified by a firm of certified public accountants.

There were no sales of unregistered securities (debt or equity) during the quarter ending June 30, 2000.

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

Date     August 11, 2000            /s/ THOMAS K. BARRY
      ---------------------         ---------------
                                    Thomas K. Barry, Chairman of
                                    the Board, President and C.E.O.



Date     August 11, 2000            /s/ GARY  K. EARLEY
      ---------------------         ---------------
                                    Gary K. Earley, Treasurer

CORNING NATURAL GAS CORPORATION
Condensed Consolidated Balance Sheets
Form 10-QSB

                                                                 June 30, 2000      September 30, 1999
                                                                ---------------    -------------------
Assets
Property, plant and equipment, at original cost:
  Utility                                                        $    22,071,532    $   21,667,115
  Non-Utility-principally rented appl and plaza property               4,286,024         3,941,231
                                                                 ----------------   ---------------
                                                                      26,357,556        25,608,346
    Less accumulated depreciation                                     (9,581,177)       (9,113,046)
                                                                 ----------------   ---------------
                                                                      16,776,379        16,495,300
                                                                 ----------------   ---------------

Current assets:
  Cash                                                                   293,329           205,787
  Marketable securities available for sale, at fair value              1,289,661         1,021,696
  Accounts receivable, less allowance for uncollectibles               1,502,506         1,883,915
  Gas stored underground, at average cost                              1,046,785           134,650
  Gas and appliance inventories                                          616,506           634,348
  Prepaid income taxes                                                    80,616           340,328
  Deferred income tax assets                                              11,000            11,000
  Prepaid expenses                                                       508,808           402,883
                                                                 ----------------   ---------------
                                                                       5,349,211         4,634,607
                                                                 ----------------   ---------------

Deferred charges:
  Prepaid pension & other                                              1,621,552         1,380,984
  Regulatory assets                                                            0           196,707
  Deferred debits-accounting for income taxes                          1,016,661         1,016,661
  Unrecovered gas costs                                                  401,713                 0
                                                                 ----------------   ---------------
                                                                       3,039,926         2,594,352
Goodwill, net of amortization                                          1,763,851         1,851,625
Long-term debt issuance costs                                            355,148           371,317
Other assets                                                             504,318           541,994
                                                                 ----------------   ---------------
                                                                 $    27,788,833    $   26,489,195
                                                                 ================   ===============

CAPITALIZATION AND LIABILITIES

  Common stock                                                   $     2,300,000    $    2,300,000
  Additional paid-in capital                                             653,346           653,346
  Accumulated Comprehensive Income
    Net unrealized gain on securities available for sale                 160,003            64,883
  Retained earnings                                                    2,360,445         2,093,937
                                                                 ----------------   ---------------
                                                                       5,473,794         5,112,166
  Long-term debt, less current installments                           10,888,656        11,223,256
                                                                 ----------------   ---------------
    Total Capitalization                                              16,362,450        16,335,422
                                                                 ================   ===============

Current liabilities:
  Borrowings under lines-of-credit                                     2,756,947         2,165,000
  Accounts payable                                                     1,913,439         1,404,370
  Dividends payable                                                      149,500           149,500
  Current installments of long-term debt                                 202,774           202,774
  Customers' deposits and accrued interest                               343,760           665,990
  Accrued general taxes                                                  194,181            94,441
  Supplier refunds due customers                                         289,771           268,862
  Accrued expenses                                                       790,720           668,224
                                                                 ----------------   ---------------
    Total current liabilities                                          6,641,092         5,619,161
                                                                 ----------------   ---------------

Deferred credits:
  Deferred income tax liabilities                                      2,501,006         2,413,080
  Deferred compensation, post-retirement benefits, and other           1,519,142         1,519,142
  Other                                                                  765,143           602,390
                                                                 ----------------   ---------------
                                                                       4,785,291         4,534,612
                                                                 ----------------   ---------------
                                                                 $    27,788,833    $   26,489,195
                                                                 ================   ==============

CORNING NATURAL GAS CORPORATION
Condensed Consolidated Statements of Income
Unaudited

Form 10 QSB

                                                          Quarter Ended                           Nine Months Ended
                                                          -------------                           -----------------
                                               June 30, 2000        June 30, 1999       June 30, 2000        June 30, 1999
                                               -------------        -------------       -------------        -------------

Utility Operating Revenues                $        3,350,548   $        3,184,562   $      14,668,666   $       14,833,765
                                          -------------------  -------------------  ------------------   ------------------

Cost and Expense

  Operating Expenses                               3,267,838            3,102,033          13,129,784           13,359,010
  Interest Expense                                   264,382              227,921             816,167              726,873
  Income Tax                                         (41,793)                 104             292,651              266,975
  Other Deductions, Net                                5,830                1,755               8,052                2,741
                                          -------------------  -------------------  ------------------   ------------------

Total Costs and Expenses                           3,496,257            3,331,813          14,246,654           14,355,599

Utility Operating Income                            (145,709)            (147,251)            422,012              478,166
                                          -------------------  -------------------  ------------------   ------------------

Other Income                                           7,390               19,748              13,189               12,036
                                          -------------------  -------------------  ------------------   ------------------

Corning Natural Gas Appliance Corporation

  Operating Revenues                                 549,325              506,928           1,932,505            1,658,841
  Depreciation                                        57,616               58,563             179,099              176,034
  Operating Expense                                  428,810              396,794           1,463,793            1,294,725
  Federal Income Tax                                  25,037               19,351             104,983               69,100
  Equity in Earnings of Assoc. Cos.                   35,270                6,007              22,099              (46,290)
                                          -------------------  -------------------  ------------------   ------------------

  Net Income of Appl. Corp                            73,132               38,227             206,729               72,692
                                          -------------------  -------------------  ------------------   ------------------

  Net Income                              $          (65,187)  $          (89,276)  $         641,930    $         562,894
                                          ===================  ===================  ==================   ==================

Earnings Per Share-
  Basic & diluted                         $           (0.142)  $           (0.194)  $           1.396    $           1.224

Dividends Per Share                       $            0.650   $            0.650   $           0.975    $           1.300

Dividends Declared                        $          299,000   $          299,000   $         448,500    $         598,000

Shares of common stock outstanding were 460,000 at June 30, 2000.
Earnings per share = Net Income as shown above divided by 460,000 shares. Dividends per share = Dividends declared divided by shares outstanding at the time.

CORNING NATURAL GAS CORPORATION
Statement of Comprehensive Income
Unaudited

Form 10 QSB

                                                      Quarter Ended                         Nine Months Ended

                                                June 30, 2000       June 30, 1999      June 30, 2000      June 30, 1999
                                             -----------------  ------------------  -----------------  -----------------
Net Income (loss)                            $        (65,187)  $         (89,276)  $        641,930   $        562,893

Other comprehensive income, net of tax:

  Unrealized gains on securities:                      14,769               2,588             95,121             77,586
                                             -----------------  ------------------  -----------------  -----------------
Comprehensive Income                         $        (50,418)  $         (86,688)  $        737,051   $        640,479
                                             =================  ==================  =================  =================

CORNING NATURAL GAS CORPORATION
Condensed Consolidated Statements of Cash Flows
For Nine Month Ended June 30, 2000
Form 10-QSB

                                                                                     June 30, 2000           June 30, 1999
                                                                                     -------------           -------------
Cash flows from operating activities:
     Net Income                                                               $            641,930                 562,893
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                     704,819                 643,219
         (Gain)loss on Sale of marketable securities                                       (30,489)                 18,237


Changes in assets and liabilities:
     (Increase)decrease in:
       Accounts Receivable                                                                 381,409                (102,883)
       Gas stored underground                                                             (912,135)                743,345
       Gas and appliance inventories                                                        17,842                  10,081
       Prepaid expenses                                                                   (105,925)               (111,376)
       Unrecovered gas costs                                                              (401,713)                191,819
       Prepaid income taxes                                                                259,712                  55,534
       Deferred charges-pension and other                                                 (240,568)                590,474
       Other assets                                                                         37,676                  (1,372)
     (Increase)decrease in:
       Accounts payable                                                                    509,069                 206,586
       Accrued general taxes                                                                99,740                 112,630
       Supplier refunds due customers                                                       20,909                 (70,731)
       Deferred income taxes                                                                87,926                (486,447)
       Other liabilities and deferred credits                                               86,101                 579,391
                                                                              ---------------------  ----------------------
          Net cash provided by operating activities                                      1,156,303               2,941,400

Cash flows from investing activities:
       Purchase of securities available for sale, net                                            0                 (74,033)
       Acquisitions of businesses, net of cash acquired                                          0                (468,334)
       Capital expenditures, net of minor disposals                                       (877,608)             (1,049,018)
                                                                              ---------------------  ----------------------
          Net cash used in investing activities                                           (877,608)             (1,591,385)

Cash flows from financing activities:
       Net borrowings(repayments) under line-of-credit agreements                          591,947              (1,145,000)
       Dividends paid                                                                     (448,500)               (598,000)
       Borrowings(repayments) under long-term debt agreements                             (334,600)                368,524
                                                                              ---------------------  ----------------------
          Net cash provided by (used in) financing activities                             (191,153)             (1,374,476)
          Net increase in cash                                                              87,542                 (24,461)
Cash at beginning of period                                                                205,787                 284,426
                                                                              ---------------------  ----------------------
Cash at end of period                                                         $            293,329                 259,965
                                                                              ---------------------  ----------------------
Supplemental disclosures of cash flow information:
     Cash paid during period for:
          Interest                                                            $            337,148                 857,131
          Income taxes                                                                     231,500                 221,357

     Non cash investing and financing activities:
          Acquisition of business financed by seller                          $                  0               1,056,666