Form 10KSB
period 2000-09-30
CORNING NATURAL GAS CORP
filed 2001-01-09
CIK 24751

U.S. Securities and Exchange Commission
Washington, D.C. 20549

	(X)				ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
		EXCHANGE ACT OF 1934 (Fee Required)

	For the twelve month period ended September 30, 2000

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

Revenues for 12 month period ended September 30, 2000 $24,303,894

The aggregate market value of the 394,674 shares of the Common Stock held by non-affiliates of the Registrant at the $20.00 average of bid and asked prices as of November 1, 2000 was $7,893,480.

Number of shares of Common Stock outstanding as of the close of business on
November 1, 2000 - 460,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the twelve month period ended September 30, 2000, and definitive proxy statement and notice of annual meeting of shareholders, dated January 2, 2000 are incorporated by reference into Part I, Part II and Part III hereof.

Information contained in this Form 10-KSB and the Annual Report to shareholders for fiscal 2000 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

CORNING NATURAL GAS CORPORATION
FORM 10-KSB
For the 12 Month Period Ended September 30, 2000
Part I

ITEM 1 - DESCRIPTION OF BUSINESS
(a) Business Development
Corning Natural Gas Corporation (the "Company" or "Registrant" ), incorporated in 1904, is a natural gas utility. The Company operates as six operating segments, the Gas Company,
Appliance Corporation, Tax Center International, Corning Mortgage, Corning Realty and Foodmart Plaza.
The Gas Company purchases its entire supply of gas, and distributes it through its own pipeline distribution and transmission systems to residential, commercial, industrial and municipal customers in the Corning, New York area and to two other gas utilities which service the Elmira and Bath, New York areas. The Gas Company is under the jurisdiction of the Public Service Commission of New York State
which oversees and sets rates for New York gas distribution companies. The Appliance Corporation sells, rents and services primarily gas burning appliances. The Tax Center provides tax preparation, accounting and payroll services to approximately 1000 clients. Corning Realty is a residential and commercial real estate business with approximately 80 agents operating in three neighboring counties.
Foodmart Plaza is a retail complex consisting of eight tenants under multi-year leases anchored by a major supermarket. An equal joint venture between Elmira Savings & Loan(a local commercial bank) and
Corning Mortgage Company, LLC (a subsidiary of Corning Natural Gas Appliance Corporation) has been formed to start a mortgage lending services company, Choice One Lending LLC.
(b) Business of Issuer
(1) The Gas Company maintains a gas supply portfolio of numerous contracts and is not dependent on a single supplier. Additionally, the Gas Company has capabilities for storing 793,000 Mcf through storage operations with two of its suppliers. The Gas Company had no curtailments during fiscal 2000 and expects to have an adequate supply available for its customers during fiscal 2001 providing that no abnormal conditions or actions occur.
(2) The Gas Company is franchised to supply gas service in all of the political subdivisions in which it operates.
(3) Since the Gas Company's business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales for different periods vary depending on variations in temperature, but the Company's Weather Normalization Clause (WNC) serves to stabalize net revenue from the effects of temperature variations. The WNC allows the Company to adjust customer billings to compensate for fluctuations in net revenue caused by temperatures which are higher or lower than the thirty year average temperature for the period. Degree days, which represent the number of degrees that the average daily temperature falls below 65 degrees Fahrenheit totaled 6,333 for the period October 1, 1999 through
September 30, 2000 and 6,241 for the same period ended September 30, 1999.
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
Additionally, under an increasingly deregulated environment there is opportunity for the Company to increase revenue by selling its upstream pipeline capacity to transportation customers. The Company is authorized to retain 15% of such revenue and 85% is returned to firm customers in the form of lower gas costs. Transportation customers that pay for this capacity are virtually assured that their supply will not be interrupted. Revenues derived from the resale of this capacity were $92,818 for the 12 months ended September 30, 2000 and $128,445 for the 12 months ended September 30, 1999.
On November 3, 1998 the New York State Public Service Commission (PSC) issued a Policy Statement in which they provided their view as to how to best ensure a competitive market, eliminate barriers to competition, provide guidance to LDC's and marketers and address customer inertia. A detailed .
discussion appears in the Industry Restructuring section of the enclosed Annual Report to Shareholders
The Appliance Corporation faces the challenges of local competition. The home center chains which have been opened in our vicinity offer competition, however, the Appliance Corporation continues to depend on its long standing reputation in the area as a top quality sales and service company. As for the rental section of the appliance business, there really isn't a great deal of competition in our very strong rental water heater market. This stabilizes a substantial portion of our net income.
The real estate business is clearly a highly competitive market in which Corning Realty is well positioned.
Prudential Ambrose & Shoemaker Real Estate maintains approximately 55% of the local market. Local economy and interest rates play a factor in the outcome of the market, however, Corning Realty continues to hold strong.
There is a considerable amount of competition in the mortgage lending business, however, the business plan for Choice One Lending was compiled recognizing that this company will utilize the relationships with another subsidiary, Prudential Ambrose & Shoemaker Real Estate, the areas largest residential real estate business that is involved in over 1,000 real estate closings annually.
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
(7) Ninety-two persons were employed by the Company in 2000 and 1999.

(8) The Gas Company expects no shortage of raw materials to impact our business over the next 5 - 10 years. The Energy Information Administration indicates an increase in the efficiency of gas exploration and development is expected to result in increased gas productive capacity. As for the availability of the necessary pipes and valves for safe distribution of natural gas, the Gas Company likewise anticipates no shortages and continues to receive both gas supply and material inventory from various reliable sources.
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
The Gas Company's pipeline system is thoroughly surveyed each year. Any necessary replacements are included in the construction budget. Approximately 105 miles of transmission main, 292 miles of distribution main, 13,513 services and 86 measuring and regulating stations, along with various other property are owned by the Gas Company, except for one short section of 10" gas main which is under a long-term lease and is used primarily to serve Corning Incorporated. All of the above described property, which is owned by the Gas Company, is adequately insured and is subject to the lien of the Company's first mortgage indenture.
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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

Additional Item
Executive Officers of the Registrant
(Including Certain Significant Employees)

Name	Age	Business Experience			Years Served
		During Past 5 Years			in This Office

Thomas K. Barry	55	Chairman of the Board of Directors			7
		President & CEO			16
Russell S. Miller	37	Vice President - Operations			1

Kenneth J. Robinson	56	Executive Vice President			9

Phyllis J. Groeger	59	Secretary			13

Thomas S. Roye	47	Vice President - Administration			9

Gary K. Earley	46	Treasurer			9

Term of office is for one year. (Normally from April to April)

Part II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The principal market on which the Registrant's common stock is traded, the range of high and low bid quotations for each quarterly period during the past two years, the amount and frequency of dividends, and a description of restrictions upon the Registrant's ability to pay dividends, appear in the table below. The number of stockholders of record of the Registrant's Common
Stock was 324 at September 30, 2000. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

MARKET PRICE - (OTC)				Dividend
		High	Low	Declared
Quarter Ended
December 31, 1998		20	20	$0.325
March 31, 1999		21 1/2	20	0.325
June 30, 1999		21 1/2	21 1/2	0.325
30/Sep/99		21 1/2	21 1/2	0.325
December 31, 1999		22 1/2	21 1/2	0.325
March 31, 2000		25	20	0.325
June 30, 2000		21	19 1/2	0.325
September 30, 2000		21	18	0.325

Under the terms of a $4,700,000 senior note issued September 5, 1997, the Company may not declare or pay any dividend, or cause any other payment from retained earnings except to the extent that consolidated tangible net worth of the Company exceeds $2,000,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion of financial condition and results of operations of the Company appears in the 2000 Annual Report to Shareholders which is incorporated by reference.

ITEM 7 - FINANCIAL STATEMENTS
The consolidated financial statements, together with the independent auditors' report thereon of Deloitte & Touche LLP dated November 17, 2000 are included in the 2000 Annual Report to Shareholders attached hereto, and are incorporated in this Form 10-KSB by reference thereto.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K, dated April 19, 2000, the Board of Directors voted on April 13, 2000 to terminate KPMG LLP's appointment as principal accountants and Deloitte & Touche LLP was engaged as principal accountants. No disagreements with accountants and finacial disclosure exist.

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
	Exhibits
(a)
	The following exhibits are filed with this Form 10-KSB or incorporated
	herein by reference: (Exhibit numbers correspond to numbers assigned to exhibits in Item 601 of Regulation S-B)
	Name of Exhibit
Exhibit
	A copy of the Corporation's Articles of Incorporation,
3	as currently in effect, including all amendments, was
	filed with the Company's Form 10-K for December 31, 1987.

	A copy of the Corporation's complete by-laws, as
3	currently in effect, was filed with the Corporation's
	report on Form 10-Q for the quarter ended March 31, 1984.

	A copy of the "Agreement Between Corning Natural Gas
10	Corporation and Local 139", dated September 1, 1998
	was filed with Form 10-KSB for December 31, 1998.

	Consulting Agreement and Employment Contracts with
10	three executive officers were filed with the Company's
	Form 10-K for December 31, 1987.

10	A copy of the Service Agreement with CNG
	Transmission Corporation was filed with the Company's
	Form 10-KSB for December 31, 1993.

10	A copy of the Sales Agreement with Bath Electric, Gas
	and Water was filed with the Company's Form 10-K for
	December 31, 1989.

10	A copy of the Transportation Agreement between the Company
	and New York State Electric and Gas Corporation was filed
	with the Company's Form 10-KSB for December 31, 1992.

10	A copy of the Transportation Agreement between the
	Company and Corning Incorporated was filed with the
	Company's Form 10-KSB for December 31, 1992.

10	A copy of the Service Agreement with Columbia Gas
	Transmission Co. was filed with the Company's
	10-KSB for December 31, 1993.

13	A copy of the Corporation's Annual Report to
	Shareholders for 2000, is filed herewith.

22	Information regarding the Company's sole subsidiary was
	filed as Exhibit 22 with the Company's Form 10-K for
	the period ended December 31, 1981.

28	Corning Natural Gas Corporation Proxy Statement is filed herewith.

99	Order from the U.S. Bankruptcy Court, Northern District of
	New York re: Approval of Acquisition of Finger Lakes Gas
Company was filed with the Company's 10-KSB for the period ended
December 31, 1995.

99	Order from the Public Service Commission of New York State
	with the Company's 10-KSB for the period ended December 31, 1995.
re: Approval of Acquisition of Finger Lakes Gas Company was filed

(b) Reports on Form 8-K

	The Company filed no reports on Form 8-K during the three month period ended September 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	CORNING NATURAL GAS CORPORATION
	(Registrant)

Date December 27, 2000		THOMAS K. BARRY
		Thomas K. Barry, Chairman of the Board, President and C.E.O.

Date December 27, 1999		GARY K. EARLEY
		Gary K. Earley, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date December 27, 2000		K.J. ROBINSON
		K.J. Robinson, Director

Date December 27, 2000		DONALD R. PATNODE
		Donald R. Patnode, Director

Date December 27, 2000		T.H. BILODEAU
		T.H. Bilodeau, Director