Form 10QSB
period 2000-12-31
CORNING NATURAL GAS CORP
filed 2001-02-14
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2000

0-643 Corning Natural Gas Corporation

(Commission File Number) (Exact name of registrant as specified in its charter)

New York 16-0397420

(State or other jurisdiction of (IRS Employer ID No)

incorporation or organization)

330 W William Street, PO Box 58, Corning, New York 14830

(Address of principal executive offices)

607-936-3755

(Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes __ X__ No _____

Number of shares of Common Stock outstanding at the end of the quarter -- 460,000. There is only one class of Common Stock and no Preference Stock outstanding.

CORNING NATURAL GAS CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2000

As the Company's business is seasonal, the interim results should not be used as an indication of what results for the twelve months of the fiscal year 2001 may be.

Consolidated revenue of $8,200,000 for the quarter ended December 31, 2000 increased $2,200,000 from the quarter ended December 31, 1999 due primarily to an increase in Gas Company revenue. Gas Company revenue increased $2,200,000 due to an increase in the cost of gas at the wellhead, which is billed to customers. Increases and decreases in gas costs are passed through to customers, and are profit-neutral to the company.

Consolidated net income for the quarter ended December 31, 2000 was $91,800, compared to $214,400 in the same quarter the previous year . Earnings from gas operations decreased $111,800 due primarily to a decrease in capacity assignment revenues and increased interest costs. The Appliance Company earnings of $109,400 are up $15,000 due to an increase in merchandise sales margins and interest income. The Tax Center International and The Foodmart Plaza earnings continue to meet forecast levels, contributing an additional $20,800 to consolidated earnings. Corning Realty experienced a loss of $19,000 due to one-time costs incurred in December 2000. Corning Mortgage experienced a loss of $9,800 as expected as its license approval from the New York State banking authority was just received in November, 2000.

Segment Overview:

The following table reflects the first quarter results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.

	Gas	Appliance	Tax	Corning	Foodmart	Corning
	Company	Corporation	Center	Realty	Plaza	Mortgage	Consolidated

Revenue:
2001	6,093,333	735,691	89,218	1,237,842	56,634	--	8,212,718
2000	3,913,347	744,692	67,787	1,199,660	69,699	--	5,995,185
Net income (loss):(1)
2001	(9,681)	109,418	19,831	(18,986)	985	(9,779)	91,788
2000	102,165	94,463	13,779	(4,675)	8,658	--	214,390
Interest income:
2001	1,637	31,919	1,878	--	--	--	35,434
2000	2,001	19,284	--	--	--	--	21,285
Interest expense:
2001	350,760	7,491	262	36,300	22,286	--	417,099
2000	273,661	0	835	35,535	23,008	--	333,039
Total assets:(2)
2001	27,791,211	3,226,451	216,279	1,910,633	1,208,558	--	34,353,132
2000	23,681,852	2,817,923	186,154	1,949,242	1,203,404	--	29,838,575
Depreciation and amortization:
2001	121,877	60,209	3,175	44,899	9,420	--	239,580
2000	118,385	62,548	2,743	38,884	7,789	--	230,349
Income tax expense:
2001	31,669	59,825	10,216	(9,722)	(507)	(3,012)	88,469
2000	40,932	48,361	660	(2,482)	6,561	--	94,032

(1) Before elimination of intercompany interest. (2)Total assets include property, plant and equipment, accounts receivable, inventories, cash and other amounts specifically related to each identified segment.

Interest income and expense have been displayed in the segment in which it has been earned or incurred. Segment interest expense other than the Gas Company is included within unregulated expenses in the consolidated statements of income.

In June 1998, June 1999 and June 2000 the Financial Accounting Standards Board ("FASB")issued Statements of Financial Accounting Standards ("SFAS")No. 133, Accounting for Derivative Instruments and Hedging Activities", SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133"and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No.133". These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivate's gains and losses to offset related results on the hedged item in the statement of operations, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This accounting is effective for the Company beginning in 2001. It is management's belief that this statement has no impact on consolidated cash flows.

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

The condensed financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB. These statements have not been examined or certified by a firm of certified public accountants. There were no sales of unregistered securities (debt or equity) during the quarter ending December 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

February 12, 2001 /S/ THOMAS K. BARRY

Thomas K. Barry, Chairman of the Board,

President and CEO.

Date:

February 12, 2001 /S/GARY K. EARLEY

Gary K. Earley, Treasurer