Form 10QSB
period 2001-05-15
CORNING NATURAL GAS CORP
filed 2001-05-16
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001

0-643 Corning Natural Gas Corp

(Commission File Number) (Exact name of registrant as specified in its charter)New York 16-0397420(State or other jurisdiction of (IRS Employer ID No)

incorporation or organization)

330 W William Street, PO Box 58, Corning, New York 14830

(Address of principal executive offices)

607-936-3755

(Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 Or 15(d) of the Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes ___X___ No ______.

Number of shares of Common Stock outstanding at the end of the quarter-460,000.

There is only one class of Common Stock and no Preference Stock outstanding.

CORNING NATURAL GAS CORPORATIONFORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2001

Managements Discussion and Analysis

As the Company's business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2001 may be.

Consolidated revenue of $13,863,000 for the quarter ended March 31, 2001 increased $4,880,000 from the quarter ended March 31, 2000 due primarily to an increase in Gas Company revenue. Gas Company revenue increased $4,945,000 due to an increase in the cost of gas at the wellhead, which is billed to customers. Increases and decreases in gas costs are passed through to customers, and are profit-neutral to the company.

Consolidated net income for the quarter ended March 31, 2001 was $712,587 compared to $492,727 in the same quarter the previous year. Earnings from gas operations increased $252,762 primarily as a result of a petition to the PSC to defer interest costs in excess of those predicted. This deferral resulted in reduced Gas Company expense of $173,000. The Appliance Company earnings of $52,306 are equal to same quarter last year. The Tax Center International and The Foodmart Plaza earnings continue to meet forecast levels, contributing an additional $21,780 to consolidated earnings. Corning Realty experienced a loss of $76,495 due to one-time costs involved in restructuring management. Corning Mortgage experienced a loss of $4,808 as expected as its license approval from the New York State banking authority was received in November 2000.

Segment Overview:

The following table reflects the year to date results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.
Gas	Appliance	Tax	Corning	Foodmart	Corning
Company	Corporation	Center	Realty	Plaza	Mortgage	Total
Revenue:
2001: 18,420,225	1,294,541	215,073	2,033,191	112,547	---	22,075,577
2000: 11,311,583	1,340,640	159,926	2,026,087	139,649	---	14,977,885

Net income (loss): 1)
2001: 710,123	161,723	48,166	-95,481	-5,569	-14,587	804,375
2000: 573,520	146,768	29,192	-57,155	14,792	---	707,117

Interest Income:
2001: 35,205	56,903	3,329	---	---	---	95,437
2000: 1,198	42,540	68	---	---	---	43,806

Interest Expense:
2001: 484,365	4,021	515	82,922	47,633	---	619,456
2000: 551,785	2,699	1,213	71,426	45,517	---	672,640

Total assets: (2)
2001: 28,539,945	3,319,675	243,164	1,961,513	1,115,431	173,545	35,353,273
2000: 23,305,696	3,044,522	187,064	1,941,345	1,207,704	---	29,686,331

Depreciation and amortization:
2001:243,119	116,775	6,360	90,111	16,985	---	473,350
2000:236,391	121,483	5,632	78,646	15,578	---	457,730

Income tax expense:
2001:417,548	87,151	24,813	-49,128	1,238	-5,489	476,133
2000:332,222	79,946	3,661	-29,517	-8,243	---	378,069

(1) Before elimination of intercompany interest.

(2) Total assets include property, plant and equipment, accounts receivable, inventories, cash and other amounts specifically related to each identified segment.

Interest income and expense have been displayed in the segment in which it has been earned or incurred. Segment interest expense other than the Gas Company is included within unregulated expenses in the consolidated statements of income.

In June 1998, June 1999 and June 2000 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivate's gains and losses to offset related results on the hedged item in the statement of operations, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not identified any derivatives that meet criteria for a derivative instrument and does not participate in any hedging activities. As a result, management of the Company concluded that there was no material effect on the Companys consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133 at March 31, 2001.

The information furnished herewith reflects all adjustments, which are in the opinion of management necessary to a fair statement of the results for the period. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB. These statements have not been examined or certified by a firm of certified public accountants.

There were no sales of unregistered securities (debt or equity) during the quarter ended March 31, 2001.

SIGNATURESIn accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

May 14, 2001 /S/ THOMAS K. BARRY

Thomas K. Barry, Chairman of the Board,

President and CEO.

Date:

May 14, 2001 /S/GARY K. EARLEY

Gary K. Earley, Treasurer

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2001

	March 31, 2001	September 30, 2000
Assets
Utility plant:
Utility property, plant and equipment:	$22,589,046	$22,251,342
Non-utility - property, plant and equipment	4,199,656	4,176,447
Less accumulated depreciation	10,087,376	9,734,579
Total plant utility and non-utility net	16,701,326	16,693,210

Investments:
Marketable securities available for sale at fair value	1,207,614	1,334,094
Investment in joint venture	170,885	174,794
Total investments	1,378,499	1,508,888

Current assets:
Cash and cash equivalents	231,385	257,035
Customer A/R, less allowance for uncollectibles	4,854,034	1,310,689
Gas stored underground, at average cost	453,136	2,194,436
Gas and appliance inventories	596,160	638,891
Prepaid expenses	669,278	529,905
Prepaid income taxes	(112,214)	354,619
Total current assets	6,691,779	5,285,575

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Prepaid pension costs	2,024,537	1,833,979
Unrecovered gas costs	801,748	1,362,394
Goodwill net of amortization	1,688,724	1,763,338
Unamortized debt issuance cost	338,979	349,759
Other	709,531	512,708
Total deferred debits and other assets	6,580,180	6,838,839

Total assets	31,351,784	30,326,512
	=========	=========

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2001

Capitalization and liabilities:	March 31, 2001	September 30, 2000

Common stockholders' equity:
Common stock(common stock $5.00 par
value per share. Authorized 1,000,000
shares;issued and outstanding 460,000 shares)	2,300,000	2,300,000
Other paid-in capital	653,346	653,346
Retained earnings	2,622,318	1,967,389
Accumulated other comprehensive income-
net unrealized gain on securities available
for sale (net of income taxes)	19,098	130,790
Total common stockholders' equity	5,594,762	5,051,525

Long-term debt, less current installments	10,933,045	11,429,421

Current liabilities:
Current portion of long term debt	614,339	374,335
Borrowings under lines-of-credit	5,825,000	5,175,359
Accounts payable	2,195,721	1,715,628
Accrued expenses	582,630	591,221
Customer deposits and accrued interest	305,934	674,458
Deferred income taxes	0	120,103
Accrued general taxes	394,396	119,331
Supplier refunds	4,805	294,676
Dividends payable	0	149,500
Total current liabilities	9,922,825	9,214,611

Deferred credits and other liabilities:
Deferred income taxes	2,732,318	2,448,994
Deferred compensation and post-retirement
Benefits	2,094,952	2,089,854
Other	73,882	92,107
Total deferred credits and other liabilities	4,901,152	4,630,955

Total capitalization and liabilities	31,351,784	30,326,512
	=========	==========

Corning Natural Gas Corporation
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB	Quarter Ended		Six Months Ended
	March 31, 2001	March 31, 2000	March 31, 2001	March 31, 2000
	---------------------	---------------------	---------------------	---------------------
Utility Operating Revenues	$12,350,289	$7,404,771	$18,420,225	$11,318,118
	---------------------	---------------------	---------------------	---------------------
Cost and Expense
Operating Expenses	11,083,905	6,360,186	16,789,710	9,861,946
Interest Expense	144,184	277,297	484,365	551,785
Income Tax	404,432	293,512	428,146	334,444
Other Deductions, Net	11,394	3,049	21,972	2,222
	---------------------	---------------------	---------------------	---------------------
Total Costs and Expenses	11,643,915	6,934,044	17,724,193	10,750,397

Utility Operating Income	706,374	470,727	696,031	567,721
	---------------------	---------------------	---------------------	---------------------
Other Income	13,430	628	14,091	5,799
	---------------------	---------------------	---------------------	---------------------

Corning Natural Gas Appliance Corp.
Operating Revenues	583,832	619,204	1,351,442	1,383,180
Depreciation	56,567	58,935	116,776	121,483
Operating Expense	447,633	476,379	985,792	1,034,983
Federal Income Tax	27,326	31,585	87,151	79,946
Equity in Earnings of Assoc. Cos.	(59,523)	(30,933)	(67,471)	(13,171)
	--------------------	---------------------	---------------------	---------------------
Net Income of Appliance Corp.	(7,217)	21,372	94,252	133,597
	---------------------	---------------------	---------------------	---------------------
Net Income	$712,587	$492,727	$804,375	$707,117
	============	============	============	============

Earnings Per Share-basic & diluted	$1.549	$1.071	$1.749	$1.537

Dividends Per Share	$0	$0	$0.325	$0.325

Dividends Declared	$0	$0	$149,500	$149,500

Shares of common stock outstanding were 460,000 at March 31, 2001
Earnings per share=Net Income as shown above divided by 460,000 shares.
Dividends per share=Dividends declared divided by shares outstanding at the time.

CORNING NATURAL GAS CORPORATION
Statement of Comprehensive Income
Unaudited
Form 10 QSB	Quarter Ended		Six Months Ended

	March 31,2001	March 31, 2000	March 31, 2001	March 31, 2000
	--------------------	----------------------	-----------------------	-----------------------
Net Income	$712,577	$492,727	$804,375	$707,117

Other comprehensive income, net of tax:
Unrealized gains on securities:	91,461	36,393	71,230	80,352
	--------------------	-----------------------	----------------------	------------------------
Comprehensive Income	$804,038	$529,120	$875,605	$787,469
	===========	============	=============	===============

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2001 & 2000
Form 10-QSB
	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net income	$804,375	$707,117
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	473,350	476,135
Loss(gain) on sale of marketable securities	126,479	(10,836)
Deferred income taxes	283,324	0
Loss on joint venture	3,909	0
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,543,345)	(619,119)
Gas stored underground	1,741,300	(476,294)
Gas and appliance inventories	42,731	60,725
Prepaid expenses	(139,373)	(156,182)
Unrecovered gas costs	560,646	(131,905)
Prepaid income taxes	466,833	260,134
Deferred income tax asset	(120,103)	118,046
Deferred charges-pension and other	(185,460)	(191,658)
Other assets	(196,823)	19,846
Increase(decrease) in:
Accounts payable	480,093	406,361
Customer deposit liability	(368,524)	0
Accrued general taxes	275,065	378,742
Supplier refunds due customers	(289,872)	16,057
Other liabilities and deferred credits	(26,816)	(180,113)
	----------------------	----------------------
Net cash provided by operating activities	387,789	677,056
	----------------------	----------------------
Cash flows from investing activities:
Capital expenditures, net of minor disposals	(657,208)	(529,061)
	----------------------	----------------------
Net cash used in investing activities	(657,208)	(529,061)
	----------------------	----------------------
Cash flows from financing activities:
Net borrowings under lines-of-credit	649,641	290,000
Dividends paid	(149,500)	(149,500)
Repayment of long-term debt	(256,372)	(264,624)
	----------------------	----------------------
Net cash provided by (used in) financing activities	243,769	(124,124)

Net (decrease) increase in cash	(25,650)	23,871

Cash and cash equivalents at beginning of period	257,035	205,787
	----------------------	----------------------
Cash and cash equivalents at end of period	$231,385	$229,658
	=============	=============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$469,317	301,269
Income taxes	153,618	158,600
	=============	=============