Form 10QSB
period 2001-06-30
CORNING NATURAL GAS CORP
filed 2001-08-15
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001
0-643 Corning Natural Gas Corp Exact name of registrant as specified in its charter)
New York 16-0397420 (State or other jurisdiction of (IRS Employer ID No)

incorporation or organization)

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

CORNING NATURAL GAS CORPORATIONFORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2001

Management's Discussion & Analysis

As the Company's business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2001 may be.

Consolidated revenue of $5,579,400 for the quarter increased $275,700 from the same quarter last year due primarily to an increase in Gas Company revenue. Gas Company revenue increased $615,600 due primarily to an increase in the cost of gas at the wellhead, which is billed to customers. Increases and decreases in gas costs are passed through to customers, and are profit-neutral to the company.

Consolidated net loss for the quarter was $121,600 compared to a loss of $65,200 in the same quarter the previous year. Earnings from gas operations decreased $24,700 primarily as a result of a one time billing adjustment in April 2000. The Appliance Company earnings of $19,400 compared to $37,900 in the same quarter last year as a result of slowed sales. Corning Realty experienced a loss of $32,600 for the quarter for the same reason, slowed sales. The Tax Center International and The Foodmart Plaza contributed an additional $59,400 to consolidated earnings for the quarter. Corning Mortgage the newest business segment, experienced a loss of $4,900 for the quarter, having just received its license approval from the New York State banking authority in November 2000.

The Company finances its capital additions as well as gas purchased through a combination of internally generated funds and short-term borrowing. The Company has $7,500,000 available through lines of credit at local banks, the terms of which are disclosed in the Companys latest annual report on form 10-KSB. It is expected that current capital resources will continue to be sufficient for planned operations.

Segment Overview:

The following table reflects the year to date results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.

Gas	Appliance	Tax	Corning	Foodmart	Corning
Company	Corporation	Center	Realty	Plaza	Mortgage	Total

Revenue:
2001: 22,373,290	1,732,069	363,349	3,005,736	180,533	---	27,654,977
2000: 14,668,666	1,864,939	262,920	3,294,560	210,149	---	20,301,234

Net income (loss): (1)
2001: 547,065	181,160	100,380	(128,081)	1,648	(19,475)	682,695
2000: 435,210	184,626	54,865	(57,795)	250,245	---	641,930

Interest Income:
2001: 41,535	78,454	5,867	---	---	---	125,856
2000: 1,549	67,565	553	---	---	---	69,667

Interest Expense:
2001: 714,616	5,610	757	120,249	66,540	---	907,772
2000: 816,167	10,269	1,495	108,083	67,944	---	1,003,958

Total assets: (2)
2001: 25,736,947	3,264,555	302,569	1,918,984	1,092,223	186,869	32,347,537
2000: 21,034,895	3,262,784	227,440	2,051,620	1,212,094	---	27,788,833

Depreciation and amortization:
2000: 365,225	173,527	9,569	135,338	24,550	---	708,209
2000: 355,229	179,098	8,523	127,061	23,678	---	693,278

Income tax expense:
2001: 359,478	97,937	51,711	(65,966)	(2,485)	(9,330)	431,345
2002: 285,969	104,983	20,734	(29,940)	(2,848)	---	378,898

(1) Before elimination of intercompany interest.

(2) Total assets include property, plant and equipment, accounts receivable, inventories, cash and other amounts specifically related to each identified segment.

Interest income and expense are displayed in the segment in which they have been earned or incurred. Segment interest expense other than the Gas Company is included within unregulated expenses in the consolidated statements of income.

In June 1998, June 1999 and June 2000 the Finacial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivate's gains and losses to offset related results on the hedged item in the statement of operations, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not identified any derivatives that meet the criteria for a derivative instrument and does not participate in any hedging activities. As a result, management of the Company concluded that there was no material effect on the Companys consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133 during the nine months June 30, 2001.

The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Both statements are scheduled to be published in July 2001. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company may elect early adoption of this statement on October 1, 2001, the beginning of its 2002 fiscal year. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of Operations.

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

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB. These unaudited interim financial statements have not been examined or certified by a firm of certified public accountants.

There were no sales of unregistered securities (debt or equity) during the quarter ending June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

August 14, 2001 /S/ THOMAS K. BARRY

Thomas K. Barry, Chairman of the Board,

President and CEO.

Date:

August 14, 2001 /S/GARY K. EARLEY

Gary K. Earley, Treasurer

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	June 30, 2001	September 30, 2000
	Unaudited
Assets
Utility plant:
Utility property, plant and equipment:	$22,836,047	$22,251,342
Non-utility - property, plant and equipment	4,230,606	4,176,447
Less accumulated depreciation	10,270,079	9,734,579
Total plant utility and non-utility net	16,796,574	16,693,210

Investments:
Marketable securities available for sale at fair value	1,274,120	1,334,094
Investment in joint venture	184,209	174,794
Total investments	1,458,329	1,508,888

Current assets:
Cash and cash equivalents	203,765	257,035
Customer A/R, less allowance for uncollectibles	1,964,606	1,310,689
Gas stored underground, at average cost	484,476	2,194,436
Gas and appliance inventories	637,796	638,891
Prepaid expenses	635,894	529,905
Total current assets	3,926,537	4,930,956

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Prepaid pension costs	2,066,365	1,833,979
Unrecovered gas costs	475,463	1,362,394
Goodwill net of amortization	1,651,895	1,763,338
Unamortized debt issuance cost	333,590	349,759
Other	791,841	512,708
Total deferred debits and other assets	6,335,815	6,838,839

Total assets	28,517,255	29,971,893
	==============	==================

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

Capitalization and liabilities:	June 30, 2001	September 30, 2000
	Unaudited
Common stockholders' equity:
Common stock(common stock $5.00 par
value per share. Authorized 1,000,000
shares;issued and outstanding 460,000 shares)	2,300,000	2,300,000
Other paid-in capital	653,346	653,346
Retained earnings	2,201,701	1,967,389
Accumulated other comprehensive income-
net unrealized gain on securities available
for sale (net of income taxes)	30,830	130,790
Total common stockholders' equity	5,185,877	5,051,525

Long-term debt, less current installments	10,918,934	11,429,421

Current liabilities:
Current portion of long term debt	579,808	374,335
Borrowings under lines-of-credit	3,574,692	5,175,359
Accounts payable	1,654,329	1,715,628
Accrued expenses	583,011	591,221
Customer deposits and accrued interest	410,352	674,458
Deferred income taxes	120,103	120,103
Accrued general taxes	382,787	119,331
Supplier refunds	78,809	294,676
Prepaid income taxes	154,610	(354,619)
Dividends payable	149,500	149,500
Total current liabilities	7,688,001	8,859,992

Deferred credits and other liabilities:
Deferred income taxes	2,460,407	2,448,994
Deferred compensation and post-retirement
benefits	2,163,785	2,089,854
Other	100,251	92,107
Total deferred credits and other liabilities	4,724,443	4,630,955

Total capitalization and liabilities	$28,517,255	$29,971,893
	==============	==================

Corning Natural Gas Corporation
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB	Quarter Ended		Nine Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	---------------------	---------------------	---------------------	---------------------
Utility Operating Revenues	$3,953,065	$3,350,548	$22,373,290	$14,668,666
	---------------------	---------------------	---------------------	---------------------
Cost and Expense
Operating Expenses	3,963,692	3,267,838	20,753,402	13,129,784
Interest Expense	230,251	264,382	714,616	816,167
Income Tax	(68,668)	(41,793)	359,478	292,651
Other Deductions, Net	2,792	5,830	24,764	8,052
	---------------------	---------------------	---------------------	---------------------
Total Costs and Expenses	4,128,067	3,496,257	21,852,260	14,246,654

Utility Operating Income (Loss)	(175,002)	(145,709)	521,030	422,012
	---------------------	---------------------	---------------------	---------------------
Other Income	12,027	7,390	26,118	13,189
	---------------------	---------------------	---------------------	---------------------

Corning Natural Gas Appliance Corp.
Operating Revenues	459,080	549,325	1,810,522	1,932,505
Depreciation	56,753	57,616	173,529	179,099
Operating Expense	372,104	428,810	1,357,896	1,463,793
Federal Income Tax	10,786	25,037	97,937	104,983
Equity in Earnings of Assoc. Cos.	21,857	35,270	(45,614)	22,099
	---------------------	---------------------	---------------------	---------------------
Net Income of Appliance Corp.	41,294	73,132	135,546	206,729
	---------------------	---------------------	---------------------	---------------------
Net Income (Loss)	$(121,681)	$(65,187)	$682,694	$641,930
	============	============	============	============

Earnings (Loss) Per Share-basic & diluted	$(0.265)	$(0.142)	$1.484	$1.396

Dividends Per Share	$0.650	$0.650	$0.975	$0.975

Dividends Declared	$299,000	$299,000	$448,500	$448,500

Shares of common stock outstanding were 460,000 at June 30, 2001
Earnings per share=Net Income as shown above divided by 460,000 shares.
Dividends per share=Dividends declared divided by shares outstanding at the time.

CORNING NATURAL GAS CORPORATION
Statement of Comprehensive Income(Loss)
Unaudited
Form 10 QSB	Quarter Ended		Nine Months Ended

	June 30,2001	June 30, 2000	June 30,2001	June 30, 2000
	---------------------	--------------------	-------------------	-------------------
Net Income(loss)	$(121,680)	$(65,187)	$682,695	$641,930

Other comprehensive income(loss), net of tax:
Unrealized gains(losses) on securities:	(11,732)	14,769	99,960	95,121
	---------------------	---------------------	-------------------	-------------------
Comprehensive Income (loss)	$(133,412)	$(50,418)	$782,655	$737,051
	=============	=============	============	============

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2001 & 2000
Unaudited
Form 10 QSB
	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net income	$682,695	$641,930
Adjustments to reconcile net income to net cash(used in)
provided by operating activities:
Depreciation and amortization	708,209	693,278
Loss(gain) on sale of marketable securities	59,974	(30,489)
Deferred income taxes	131,516	0
Loss on joint venture	(9,415)	0
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(653,917)	381,409
Gas stored underground	1,709,960	(912,135)
Gas and appliance inventories	1,095	17,842
Prepaid expenses	(105,989)	(105,925)
Unrecovered gas costs	886,931	(401,713)
Prepaid income taxes	509,229	259,712
Deferred income tax asset	0	87,926
Deferred charges-pension and other	(158,455)	(240,568)
Other assets	(279,133)	37,676
Increase(decrease) in:
Accounts payable	(61,299)	509,069
Customer deposit liability	(264,106)	0
Accrued general taxes	263,456	99,740
Supplier refunds due customers	(215,868)	20,909
Other liabilities and deferred credits	(65)	86,101
	----------------------------	----------------------------
Net cash provided by operating activities	3,204,818	1,144,762
	----------------------------	----------------------------
Cash flows from investing activities:
Capital expenditures, net of minor disposals	(783,803)	(866,067)
	----------------------------	----------------------------
Net cash used in investing activities	(783,803)	(866,067)
	---------------------------	----------------------------
Cash flows from financing activities:
Net borrowings under lines-of-credit	(1,600,667)	591,947
Dividends paid	(448,500)	(448,500)
Repayment of long-term debt	(305,015)	(334,600)
	----------------------------	----------------------------
Net cash provided by financing activities	(2,354,182)	(191,153)
	------------------------	------------------------
Net (decrease) increase in cash	(53,269)	87,542

Cash and cash equivalents at beginning of period	257,035	205,787
	----------------------------	----------------------------
Cash and cash equivalents at end of period	$203,765	$293,329
	================	================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$754,072	337,148
Income taxes	153,618	231,500
	================	================