Form 10QSB/A
period 2001-06-30
CORNING NATURAL GAS CORP
filed 2001-09-04
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2001


0-643                                           Corning Natural Gas Corp
(Commission file Number                         (Exact name of registrant as
                                                specified in its charter)

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


      Gas         Appliance  Tax      Corning    Foodmart   Corning   Total
      Company     Corp.      Center   Realty     Plaza      Mortgage

Revenue:
2001: 22,373,290  1,732,069  363,349  3,005,736  180,533      ---    27,654,977
2000: 14,668,666  1,864,939  262,920  3,294,560  210,149      ---    20,301,234

Net income (loss): (1)
2001: 547,063     181,160    100,380  (128,081)  1,648      (19,475)   682,695
2000: 435,210     184,626    54,865   (57,795)   25,024       ---      641,930

Interest Income:
2001: 41,535      78,454     5,867      ---       ---         ---     125,856
2000: 1,549       67,565     553        ---       ---         ---     69,667

Interest Expense:
2001: 714,616     5,610      757      120,249    66,540       ---     907,772
2000: 816,167     10,269     1,495    108,083    67,944       ---     1,003,958

Total assets: (2)
2001: 25,736,947  3,264,555  302,569  1,918,984  1,092,223  186,869  32,502,147
2000: 21,034,895  3,262,784  227,440  2,051,620  1,212,094    ---    27,788,833

Depreciation and amortization:
2000: 365,225     173,527    9,569    135,338    24,550       ---     708,209
2000: 355,229     179,098    8,523    127,061    23,678       ---     693,278

Income tax expense:
2001: 359,478     97,937     51,711   (65,966)   (2,485)    (9,330)   431,345
2002: 285,969     104,983    20,734   (29,940)   (2,848)      ---     378,898


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

In June 1998, June 1999 and June 2000 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance heet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivate's gains and losses to offset related results on the hedged item in the statement of operations, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not identified any derivatives that meet the criteria for a derivative instrument and does not participate in any hedging activities. As a result, management of the Company concluded that there was no material effect on the Companys consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS
No. 133 during the nine months ended June 30, 2001.

The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Both statements are scheduled to be published in July 2001. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company may elect early adoption of this statement on October 1, 2001, the beginning of its 2002 fiscal year. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of Operations.

The information furnished herewith reflects all adjustments, which are in the opinion of management necessary to a fair statement of the results for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures which are made are adequate to make the informationpresented not misleading.

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
Thomas K. Barry, Chairman of the Board,
President and CEO.
Date:
August 14, 2001    /S/GARY K. EARLEY
Gary K. Earley, Treasurer




CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
                                  June 30, 2001           September 30, 2000
                              -----------------           ------------------
                                  Unaudited
Assets
------

Utility plant:
 Utility property, plant and      $22,836,047             $22,251,342
 equipment:
 Non-utility - property,            4,230,606               4,176,447
 plant and equipment
 Less accumulated depreciation     10,270,079               9,734,579
  Total plant utility and          16,796,574              16,693,210
  non-utility net

Investments:
 Marketable securities available    1,274,120               1,334,094
 for sale at fair value
 Investment in joint venture          184,209                 174,794
  Total investments                 1,458,329               1,508,888

Current assets:
 Cash and cash equivalents            203,765                 257,035
 Customer A/R, less allowance       1,964,606               1,310,689
 for uncollectibles
 Gas stored underground, at           484,476               2,194,436
 average cost
 Gas and appliance inventories        637,796                 638,891
 Prepaid expenses                     635,894                 529,905
                                   ----------              ----------
  Total current assets              3,926,537               4,930,956
                                   ----------              ----------

Deferred debits and other assets:
 Regulatory assets:
  Income taxes recoverable         1,016,661                1,016,661
  through rates
  Prepaid pension costs            2,066,365                1,833,979
  Unrecovered gas costs              475,463                1,362,394
  Goodwill net of amortization     1,651,895                1,763,338
  Unamortized debt issuance cost     333,590                  349,759
  Other                              791,841                  512,708
                                  ----------               ----------
Total deferred debits and          6,335,815                6,838,839
other assets                      ----------               ----------

  Total assets                    28,517,255               29,971,893
                                  ==========               ==========






CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Capitalization and liabilities:        June 30, 2001     September 30, 2000
-------------------------------    -----------------     ------------------
                                        Unaudited

Common stockholders' equity:
 Common stock(common stock $5.00
 par value per share. Authorized
 1,000,000 shares;issued and
 outstanding 460,000 shares)           2,300,000         2,300,000
 Other paid-in capital                   653,346           653,346
 Retained earnings                     2,201,701         1,967,389
 Accumulated other comprehensive
 income-net unrealized gain on
 securities availablefor sale
 (net of income taxes)                    30,830           130,790
  Total common stockholders' quity     5,185,877         5,051,525
                                      ----------        ----------

Long-term debt, less current          10,918,934        11,429,421
installments


Current liabilities:
 Current portion of long term debt       579,808           374,335
 Borrowings under lines-of-credit      3,574,692         5,175,359
 Accounts payable                      1,654,329         1,715,628
 Accrued expenses                        583,011           591,221
 Customer deposits and accrued           410,352           674,458
 interest
 Deferred income taxes                   120,103           120,103
 Accrued general taxes                   382,787           119,331
 Supplier refunds                         78,809           294,676
 Prepaid income taxes                    154,610          (354,619)
 Dividends payable                       149,500           149,500
                                      ----------        ----------
  Total current liabilities            7,688,001         8,859,992
                                      ----------        ----------

Deferred credits and other liabilities:
 Deferred income taxes                 2,460,407         2,448,994
 Deferred compensation and
 post-retirement benefits              2,163,785         2,089,854
 Other                                   100,251            92,107
  Total deferred credits and other
  liabilities                          4,724,443         4,630,955
                                      ----------        ----------
  Total capitalization and
  liabilities                        $28,517,255       $29,971,893
                                     ===========       ===========





Corning Natural Gas Corporation
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB                     Quarter Ended             Nine Months Ended
                      June 30,2001   June 30,2000   June 30,2001   June 30,2000
                      -------------  -------------  -------------  -------------
Utility Operating
Revenues              $   3,953,065  $   3,350,548  $  22,373,290  $ 14,668,666
                      -------------  -------------  -------------  ------------
Cost and Expense
 Operating Expenses       3,963,692      3,267,838     20,753,402    13,129,784
 Interest Expense           230,251        264,382        714,616       816,167
 Income Tax                 (68,668)       (41,793)       359,478       292,651
 Other Deductions, Net        2,792          5,830         24,764         8,052
                      -------------  -------------  -------------  ------------
Total Costs and Expenses  4,128,067      3,496,257     21,852,260    14,246,654


Utility Operating
Income (Loss)             (175,002)       (145,709)       521,030       422,012
                      -------------  -------------  -------------  ------------
Other Income                12,027           7,390         26,118        13,189


Corning Natural Gas
Appliance Corp.
 Operating Revenues        459,080         549,325      1,810,522     1,932,505
 Depreciation               56,753          57,616        173,529       179,099
 Operating Expense         372,104         428,810      1,357,896     1,463,793
 Federal Income Tax         10,786          25,037         97,937       104,983
 Equity in Earnings of
 Assoc. Cos.                21,857          35,270        (45,614)       22,099
                     -------------  --------------  -------------  ------------

 Net Income of Appliance
 Corp.                      41,294          73,132        135,546       206,729
                     -------------  --------------  -------------  ------------
 Net Income (Loss)   $    (121,681) $      (65,187) $     682,694  $    641,930
                     =============  ==============  =============  ============

Earnings (Loss) Per
Share-basic & diluted $     (0.265) $       (0.142)   $       1.484  $    1.396
Dividends Per Share  $       0.650  $        0.650    $       0.975  $    0.975
Dividends Declared   $     299,000  $      299,000    $     448,500  $  448,500

Shares of common stock outstanding were 460,000 at June 30, 2001
Earnings per share=Net Income as shown above divided by 460,000 shares. Dividends per share=Dividends declared divided by shares outstanding at the time.








CORNING NATURAL GAS CORPORATION
Statement of Comprehensive Income(Loss)
Unaudited
Form 10 QSB

                               Quarter Ended                Nine Months Ended
                         June 30,2001  June 30,2000  June 30,2001  June 30,2000
                         ------------  ------------   ------------  -----------
Net Income(loss)         $ (121,680)   $    (65,187) $    682,695  $    641,930
Other comprehensive
income(loss), net of tax:
 Unrealized gains(losses)
 on securities:              (11,732)        14,769         99,960       95,121
Comprehensive Income(loss)  (133,412)       (50,418)       782,655      737,051







CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2001 & 2000
Unaudited
Form 10 QSB                                      June 30, 2001    June 30, 2000
                                                 -------------    -------------
Cash flows from operating activities:
 Net income                                    $       682,695   $      641,930
  Adjustments to reconcile net income
  to net cash(used in)provided by
  operating activities:
   Depreciation and amortization                       708,209          693,278
   Loss(gain) on sale of marketable securities          59,974          (30,489)
   Deferred income taxes                                11,413                0
   Gain on joint venture                                (9,415)               0
  Changes in assets and liabilities:
   Increase (decrease) in:
     Accounts receivable                              (653,917)         381,409
     Gas stored underground                          1,709,960         (912,135)
     Gas and appliance inventories                       1,095           17,842
     Prepaid expenses                                 (105,989)        (105,925)
     Unrecovered gas costs                             886,931         (401,713)
     Prepaid income taxes                              509,229          259,712
     Deferred income tax asset                               0           87,926
     Deferred charges-pension and other               (158,455)        (240,568)
     Other assets                                     (279,133)          37,676
   Increase(decrease) in:
     Accounts payable                                  (61,299)         509,069
     Customer deposit liability                       (264,106)               0
     Accrued general taxes                             263,456           99,740
     Supplier refunds due customers                   (215,868)          20,909
     Other liabilities and deferred credits                (65)          86,101
                                                 --------------   -------------
     Net cash provided by operating activities       3,084,715        1,144,762
                                                 --------------   -------------
    Cash flows from investing activities:
     Capital expenditures, net of minor disposals     (783,803)        (866,067)
                                                 --------------   -------------
     Net cash used in investing activities            (783,803)        (866,067)
                                                 --------------    ------------
    Cash flows from financing activities:
     Net borrowings under lines-of-credit           (1,600,667)         591,947
     Dividends paid                                   (448,500)        (448,500)
     Repayment of long-term debt                      (305,015)        (334,600)
                                                 --------------   -------------
     Net cash used in financing activities          (2,354,182)        (191,153)
                                                 --------------   -------------
     Net (decrease) increase in cash                   (53,270)          87,542

     Cash and cash equivalents at beginning
     of period                                         257,035          205,787
                                                 --------------   -------------
     Cash and cash equivalents at end of period  $     203,765     $    293,329
                                                 ==============   =============


Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                       $      54,072          337,148
  Income taxes                                         153,618          231,500
                                                 ==============   =============