Form 10KSB
period 2001-09-30
CORNING NATURAL GAS CORP
filed 2001-12-31
CIK 24751

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(x) REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT
OF 1934 (Fee Required)
For the twelve month period ended September 30, 2001
Corning Natural Gas Corporation	0-643

(Name of small business issuer in its charter)

New York	16-0397420
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 W. William St., Corning NY 14830

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (607) 936-3755

Securities registered under Section 12(b) of the ExchangeAct: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock - $5.00 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-ISV. (X)

Revenues for 12 month period ended September 30, 2001 $31,300,864

The aggregate market value of the 392,692 shares of the Common Stock held by non-affiliates of the Registrant at the $20.00 average of bid and asked prices as of November 1, 2001 was

$7,853,840.

Number of shares of Common Stock outstanding as of the close of business on November 1, 2001 - 460,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the twelve month period ended September 30, 2001, and definitive proxy statement and notice of annual meeting of shareholders, dated January 2, 2002 are incorporated by reference into Part I, Part II and Part III hereof.

Information contained in this Form 10-KSB and the Annual Report to shareholders for fiscal 2001 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

CORNING NATURAL GAS CORPORATION

FORM 10-KSB

For the 12 Month Period Ended September 30, 2001

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

(b) Business of Issuer

(1) The Gas Company maintains a gas supply portfolio of numerous contracts and is not dependent on a single supplier. Additionally, the Gas Company has capabilities for storing 793,000 Mcf through storage operations with two of its suppliers. The Gas Company had no curtailments during fiscal 2001 and expects to have an adequate supply available for its customers during fiscal 2002 providing that no abnormal conditions or actions occur.

(2) The Gas Company is franchised to supply gas service in all of the political subdivisions in which it operates.

(3) Since the Gas Companys business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales for different periods vary depending on variations in temperature, but the Companys Weather Normalization Clause (WNC) serves to stabilize net revenue from the effects of temperature variations. The WNC allows the Company to adjust customer billings to compensate for fluctuations in net revenue caused by temperatures which are higher or lower than the thirty year average temperature for the period. Degree days, which represent the number of degrees that the average daily temperature falls below 65 degrees Fahrenheit, totaled 6,809 for the period October 1, 2000 through September 30, 2001 and 6,333 for the same period ended September 30, 2000.

(4) The Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG), and Bath Electric, Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Companys financial results.

(5) Historically, the Companys competition in the residential market has been primarily from electricity in cooking, water heating and clothes drying, and to a very small degree, in heating. The price of gas remains low in comparison to that of electricity in the Companys service territory and the Companys competitive position in the residential market continues to be very strong. Approximately 99% of the Companys general service customers heat with gas.

Competition from oil still exists in the industrial market. The Company has been able to counteract much of this competition, to date, through the transportation of customer owned gas for a transportation charge. The customer arranges for their own gas supply, then moves it through the Companys facilities for a transportation fee. The Companys transportation rate is equal to the lowest unit rate of the appropriate rate classification, exclusive of gas costs, hence the profit margin is maintained.

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

There is a considerable amount of competition in the mortgage lending business, however, the business plan for Choice One Lending was compiled recognizing that this company will utilize the relationships with another subsidiary, Corning Realty, the areas largest residential real estate business that is involved in over 1,000 real estate closings annually.

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

(7) Ninety-two persons were employed by the Company in 2001 and 2000.

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

The Gas Companys pipeline system is thoroughly surveyed each year. Any necessary replacements are included in the construction budget. Approximately 105 miles of transmission main, 294 miles of distribution main, 13,693 services and 86 measuring and regulating stations, along with various other property are owned by the Gas Company, except for one short section of 10" gas main which is under a long-term lease and is used primarily to serve Corning Incorporated. All of the above described property, which is owned by the Gas Company, is adequately insured and is subject to the lien of the Companys first mortgage indenture.

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

The Appliance Corporation, Tax Center and Realty businesses are operated out of the Companys West William Street complex in combination with rented office space in various locations. The Tax Center and Realty companies own no buildings at this time.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, nor is the Company aware of any problems of any consequence which it anticipates may result in legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

Additional Item

Executive Officers of the Registrant

(Including Certain Significant Employees)
		Business Experience	Years Served
Name	Age	During Past 5 Years	In This Office

Thomas K. Barry	56	Chairman of the Board	8
of Directors		President & C.E.O.	17

Russell S. Miller	38	Vice President - Operations	2
		Gas Supply Manager	3

Kenneth J. Robinson	57	Executive Vice President	10
Phyllis J. Groeger	60	Secretary	14
Thomas S. Roye	47	Vice President - Administration	10
Gary K. Earley	47	Treasurer	10
Stanley G. Sleve	51	Vice President-Business Dev	4

Term of office is one year.(Normally from February to February)

Part II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market on which the Registrant's common stock is traded, the range of high and low bid quotations for each quarterly period during the past two years, the amount and frequency of dividends, and a description of restrictions upon the Registrant's ability to pay dividends, appear in the table below. The number of stockholders of record of the Registrant's Common

Stock was 316 at September 30, 2001. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

MARKET PRICE - (OTC)
			Dividend
Quarter Ended	High	Low	Declared
December 31, 1999	22 1/2	21 1/2	$0.325
March 31, 2000	25	20	0.325
June 30, 2000	21	19 1/2	0.325
September 30, 2000	21	18	0.325
December 31, 2000	22 7/8	20 1/4	0.325
March 31, 2001	30 1/8	21	0.325
June 30, 2001	24	21 3/4	0.325
September 30, 2001	21	21	0.325

Under the terms of a $4,700,000 senior note issued September 5, 1997, the Company may not declare or pay any dividend, or cause any other payment from retained earnings except to the extent that consolidated tangible net worth of the Company exceeds $2,000,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion of financial condition and results of operations of the Company appears in the 2001 Annual Report to Shareholders which is incorporated by reference.

ITEM 7 - FINANCIAL STATEMENTS

The consolidated financial statements, together with the independent auditors' report thereon of Deloitte & Touche LLP dated November 20, 2001 are included in the 2001 Annual Report to Shareholders attached hereto, and are incorporated in this Form 10-KSB by reference thereto.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K, dated April 19, 2000, the Board of Directors voted on April 13, 2000 to terminate KPMG LLPs appointment as principal accountants and Deloitte & Touche LLP was engaged as principal accountants. No disagreements with accountants and financial disclosure exist.

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

(3) A copy of the Corporation's Articles of Incorporation,

as currently in effect, including all amendments, was

filed with the Companys Form 10-KSB for December 31, 1987.

(3) A copy of the Corporation's complete by-laws, as

currently in effect, was filed with the Corporation's

report on Form 10-QSB for the quarter ended March 31, 1984.

(10) A copy of the "Agreement Between Corning Natural Gas

Corporation and Local 139", dated September 1, 1998

was filed with Form 10-KSB for December 31, 1998.

(10) Consulting Agreement and Employment Contracts with

three executive officers were filed with the Companys

Form 10-KSB for December 31, 1987.

(10) A copy of the Service Agreement with CNG

Transmission Corporation was filed with the Companys

Form 10-KSB for December 31, 1993.

(10) A copy of the Sales Agreement with Bath Electric, Gas

and Water was filed with the Companys Form 10-KSB for

December 31, 1989.

(10) A copy of the Transportation Agreement between the

Company and New York State Electric and Gas Corporation

was filed with the Companys Form 10-KSB for

December 31, 1992.

(10) A copy of the Transportation Agreement between the

Company and Corning Incorporated was filed with the

Companys Form 10-KSB for December 31, 1992.

(10) A copy of the Service Agreement with Columbia Gas

Transmission Co. was filed with the Companys

10-KSB for December 31, 1993.

(13) A copy of the Corporation's Annual Report to

Shareholders for 2001, is filed herewith.

(22) Information regarding the Companys sole subsidiary was

filed as Exhibit 22 with the Companys Form 10-KSB for

the period ended December 31, 1981.

(28) Corning Natural Gas Corporation Proxy Statement is

filed herewith.

(99) Order from the U.S. Bankruptcy Court, Northern District of New

York re: Approval of Acquisition of Finger Lakes Gas Company

was filed with the Companys 10-KSB for the period ended

December 31, 1995.

(99) Order from the Public Service Commission of New York State re:

Approval of Acquisition of Finger Lakes Gas Company was filed with the Company 10-KSB for the period ended December 31, 1995.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CORNING NATURAL GAS CORPORATION
(Registrant)

Date December 28, 2001	THOMAS K. BARRY
Thomas K. Barry, Chairman of the Board,
President and C.E.O.

Date December 28, 2001	GARY K. EARLEY
Gary K. Earley, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date	December 28, 2001	K.J. ROBINSON
K.J. Robinson, Director

Date	December 28, 2001	DONALD R. PATNODE
Donald R. Patnode, Director

Date	December 28, 2001	T.H. BILODEAU
T.H. Bilodeau, Director

HIGHLIGHTS AND COMMON STOCK DATA
Highlights-12 Months Ended September 30

	2001	2000
Operating Revenue	$31,301,000	24,304,000
Net Income	$606,600	471,500
Earnings Per Common Share	$1.32	1.02
Gas Deliveries( Mcf)	8,545,000	8,047,000
Degree Days	6,809	6,333
Total Customers	14,454	14,246
Capital Expenditures	$913,000	675,000
Property, Plant and Equipment	$27,222,100	26,427,800

Common Stock Data-Market Price(OTC)

				Dividend
Quarter Ended		High	Low	Paid
December 31, 1999		22 1/2	21 1/2	0.325
March 31, 2000		25	20	0.325
June 30, 2000		21	19 1/2	0.325
September 30, 2000		21	18	0.325

December 31, 2000		21 7/8	20 1/4	0.325
March 31, 2001		30 1/8	21	0.325
June 30, 2001		24	21 3/4	0.325
September 30, 2001		21	21	0.325

LETTER TO SHAREHOLDERS

This was a year that started out with high expectations and then began to sink with a declining economy and then was struck like lightning in January 2001 with the price of natural gas soaring to new, outrageous and unexpected peaks. The general economy continued its gradual downhill movement and then the bottom dropped in demand for fiber optics products that forced this areas largest employer to cut back and lay off large numbers of employees. As we approached our September 30 fiscal year end, the horrible tragedies in New York City and Washington D.C. depressed us personally and further eroded the national economy. Through it all the employees at Corning Natural Gas and each of its subsidiaries maintained their focus in an effort to improve our position over the prior two years.

Consolidated earnings for fiscal 2001 amounted to $606,600 compared with $471,500 the prior year representing a 29 percent increase. Per share earnings were $1.32 or just above the $1.30 in dividends that were paid throughout the year. For all of the negative circumstances that we have had to deal with, these earnings are better than what might have been but certainly much less than our overall potential. The huge spike in natural gas prices not only placed a large burden on our customers but also put financial pressure on the Company. The Company was placed in the position of significantly increasing its short term debt due to the lag time involved when the Company pays for its gas supplies and the time it bills and then receives payment from its customers. The excess interest expense above the amount allowed in the prior rate filing seriously eroded earnings month by month. Additionally, write offs of uncollectible accounts were much higher than forecast. The Company filed a petition with the New York State Public Service Commission to request that these extraordinary costs be deferred until the next rate application is filed and approved. The Commission agreed with the petition and approved a deferral in the amount of $263,960. This obviously had a very positive impact upon net income.

Net income of the Gas Company before subsidiaries was $315,872 in 2001, which is well ahead of fiscal 2000 but still well shy of the 10 to 11 percent return on equity that is the objective. The Companys last rate filing was not approved until late February 2001 and the new rate structure became effective in March 2001 at the end of the winter heating season. Total natural gas deliveries throughout 2001 were 8,545,000 Mcf, representing an increase of about 498,000 Mcf from the prior year. Much of this increase in deliveries came from fixed contract customers thereby having no impact upon earnings. However, there was a slight increase of 130,000 Mcf to residential and commercial customers. New housing construction remained very active throughout the fiscal year as the Company installed 176 new service lines during this period. The Company negotiated a new fixed payment contract to serve New York State Electric and Gas Corporation in Elmira, NY and we also made a one-year extension to the contract to serve Corning, Inc. Both of these contracts were modified to provide the Company with a financial benefit that it did not have in the prior contracts.

In previous years we have reported on the efforts of the Public Service Commission to restructure the way utilities provide service to customers. The ultimate goal of restructuring is to remove the utility from the sale of the product, both natural gas and electricity, and have that service provided by unregulated marketers. In theory, having that service provided by competing marketers, with the customer having the ability to choose its service provider, should reduce the price of energy. In the initial stages Corning Natural Gas will continue to provide all of the services to customers it has always provided, with the exception of the actual sale of natural gas. Along with a major rate filing to be made prior to the end of the year the Company will be filing its plan to move into the competitive environment. This restructuring and unbundling of services plan is very complex and has required many hours of staff time as well as the use of utility consultants and legal counsel.

This was an exceptionally active year in constructing new service mains and replacing old mains. The City of Corning is in the second year of a program to upgrade its old water mains, storm pipes and sewer system. Whenever the city digs up paved streets the Company usually takes advantage of this opportunity to upgrade it own service mains and the service lines leading to the buildings on these streets. This saves the Company the very costly replacement of the paved streets and some curbing and driveway replacements. During the year we replaced 7,878 feet of old main of which over 40 percent was directly related to city projects. Over one half of all this replaced main was pipe installed prior to 1910. These opportunities allow us to get very old pipeline off the books and improve the safety of the system. Due to the demand for new housing the Company installed 13,729 feet of new service mains. Over 90 percent of these pipelines are standard two inch plastic lines that are expected to have a very long life. While we added 176 new customers to these pipelines this season, we also have the capacity to add many more as various developments are completed in the future. In total, we replaced and added approximately 4 miles of pipeline during the year. While this extra construction places additional strain on cash flow it also serves to add new customers and add to rate base.

Corning Natural Gas Appliance Corporation

The Appliance subsidiary experienced some difficult situations during the year but still managed to show a very solid $241,500 in after tax profits that compares with $255,800 in the prior year. Revenues generated from the sale and installation of merchandise of $1,265,000 was down a full 10 percent from fiscal 2000 primarily due to turnover in the sales staff. The Company typically operates with three retail stores and four full-time "outside" sales representatives, who visit the job site, prepare bids and follow up on the sale or rental of major appliances. Throughout the year three representatives left the Company to pursue new vocations and we ended the year short one sales person. Our two new representatives are progressing very well and are ahead of expectations. Revenue generated by the service business improved by nearly 9 percent over the prior year. There is an increasing demand for knowledgeable, well-trained service technicians, as heating and cooling systems become more energy efficient and more complex. The Company recently purchased duct cleaning equipment to add a new service for our customers and to provide an additional source of revenue. This new service is a natural tie in with our heating service program as well as the replacement of forced air furnaces and cooling equipment. The rental of major appliances remained stable, producing revenues approximately equal to fiscal 2000. This portion of the appliance business contributed $189,700 to net earnings representing a decline of three percent from the prior year due to inflationary increases in general expenses. Toward the end of the year the Company moved its Elmira store from a shopping plaza to a building on one of the citys busiest streets commonly referred to as the miracle mile. This store is now in a stand-alone building with excellent signage and very high visibility in an area of high traffic count. All indications point toward another year of active demand for major appliances that we look upon positively as we move ahead with our new sales team.

Tax Center International

This business generated nearly one third more in revenues in 2001 than in the prior year with the same number of employees. Net earnings of $130,600 eclipsed the prior years income by 54 percent. Operating overhead is carefully managed as evidenced by a 27 percent net return on revenues. The Company provides income tax, accounting, and consulting services to professional offices, small businesses, and individuals in the Southern Tier of New York. The Company currently serves about 1,000 clients and all new business is generated through word of mouth, as there is no general ongoing advertising or marketing program. TCI maintains one office that is located within the office building of Corning Natural Gas. Most of the increase in earnings were produced directly by Ms. Firouzeh Sarhangi, the Companys Vice President and principal manager, through her efforts in providing individual consulting services. Ms. Sarhangi has a background in the tax department of the Internal Revenue Service and is often called upon to act as an expert witness and consultant in complex tax disputes with the IRS. She also provides business plans and business evaluations, as well as merger and acquisition consulting services. During the year her consulting activities have stretched from New York City all the way to San Francisco.

Foodmart Plaza

The Companys local shopping plaza generated net earnings of just over $25,000 during fiscal 2001. Towards the end of fiscal year 2000, management opted to accept a lump sum payout of 50% of the remaining 45 months on a lease with Eckerd Drug Store. Eckerd had vacated the store earlier in the year to move into a new location. This created additional pretax earnings in the amount of $109,500 during the prior year and placed this vacant building back into the Companys control. The Company managed to lease this space to Family Dollar Store but did not receive rent until the month of March, 2001 or six months into the fiscal year. Thus, we readily traded lower than average revenues for 2001 for the large, lump sum gain in the prior year. The Family Dollar Store opened on March 22, 2001 after it had invested approximately $75,000 in capital improvements to our building. The Plaza was successful in its lawsuit with the Town of Corning to reduce its tax assessment to equal the original purchase price of the Plaza. It took three years to resolve this issue, but the Plaza eventually received a 36 percent reduction in property taxes. The town and school district were required to return three years of overpayments and the revised assessment cannot be adjusted for three more years into the future. Sixty percent of the returned tax payments were distributed to the Foodmart anchor store as it is directly responsible for this portion of the property tax liability and the remaining 40 percent of these refunds contributed toward the Plazas gross earnings. Ownership of the Plazas automatic car wash business changed hands recently and will soon reopen with all new car washing equipment. All of the other properties are currently leased and no major capital expenditures are planned for the upcoming year.

Corning Realty

The real estate business remained quite robust throughout most of fiscal 2001 as total revenues amounted to $4,196,000. Total revenues were down 9.8 percent from the prior year due to downsizing activities initiated toward the end of the prior year and due to generally reduced activity in the residential marketplace. There was a restructuring of management in this subsidiary, Prudential Ambrose and Shoemaker Real Estate, throughout the year that created some substantial nonrecurring costs as the Company repositioned itself for the future. As a result, a net loss of $82,800 was realized for 2001 versus a net loss of $33,400 in the prior twelve months. The Company did produce $254,000 of income before fixed cost overhead. The Company booked $389,100 in amortization, depreciation and interest costs that also included $61,600 in charges allocated from the Parent Corporation. Results for the final quarter ended September 30, 2001 indicate that restructuring efforts earlier in the year are paying off, as the Company made after tax earnings of over $45,000 during this three month period.

The restructuring changes have brought about several long-term benefits to the Company. First of all, we managed to reduce total salary, wage and benefit costs by over 30 percent during the year and this overhead will be further reduced as we work our way through the next year. The two former managers agreed to establish and operate a commercial real estate division that had previously been relatively neglected. At the end of September, 2001 this new division had already contracted $7 million in commercial real estate listings. The Company hired an experienced real estate sales manager who devotes his full time in working with agents to improve customer service and promote listings and sales. An existing manager was assigned to oversee the administration duties of the Company. The larger offices in Corning and Elmira received interior upgrades during the year and additional capital was spent to improve communications and technology. Mr. Gary Kelly, sales manager, developed a new, impressive Homes magazine exclusive to our business in the Southern Tier. This magazine, which is upgraded and produced every two weeks, shows every listing within the Company and provides excellent advertising and promotional opportunities for every Prudential agent. While this new tool contributed toward increased advertising overhead for the year, it positions the Company to greatly reduce its print advertising in all other areas as we move forward. Prudential Ambrose and Shoemaker is the only realtor in this market area large enough to produce and distribute its own residential and commercial listings guide. The Company also was successful in re-establishing a relocation department with experienced personnel. We are the only agency in the area that devotes employees strictly to provide this service, which is a real benefit to the companies and agents that we serve. The relocation department brings listings to the Company that might otherwise go to competing firms and it also assists to maintain expiring listings as they flow into corporate relocation services.

As previously reported, the Company established a mortgage banking business that is operated as an equal partnership with a local bank. This bank provides the expertise and tools required while the Company provides potential customers and an active real estate office for the physical location. Starting this organization took much longer than anticipated and unfortunately the original manager left the Company shortly after getting underway. It took some time and more costs to employ an experienced loan originator that had managerial skills to essentially start over. Thus, the Company recorded a loss of $23,700 for fiscal 2001. On the bright side, we did manage to employ an excellent, experienced manager for this business who now has the business up and running and headed in the right direction. This mortgage bank is another important tool for our sales agents as it is primarily devoted to pre-approve buyers for mortgage loans and obtain the best package for the client in the shortest period of time.

Local Economy

Corning Natural Gas serves customers stretching from the Town of Southport (the southern side of Elmira) on the eastern end of its distribution system through Corning on to Campbell, Savona and then to Hammondsport on the western end of the system. The Appliance subsidiary serves this area and more through its three stores located in Elmira, Corning and Bath, NY. The real estate business serves the three county areas of Steuben, Schuyler and Chemung. Thus, when we discuss the condition of the local economy we are referring to an area that is touched by more than just the areas largest employer, Corning, Inc. A year ago Corning, Inc. was riding an exciting high technology wave that hit upon unexpected hard times and was pulled back into a reality check. The demand for one of Cornings primary products, fiber optic cable, decreased suddenly and Corning, Inc. has had to make adjustments to its employment levels both locally and around the globe. We expect these adjustments to have an impact on all businesses in the Corning valley. Many other businesses in the area have also seen some declines due to the general slowdown in the economy nationwide. We have been through these down cycles before and we can probably expect to see demands for some of our products and services to decline in the near future until an economic turnaround begins. This is one of the reasons that Corning Natural Gas has taken measures to diversify its businesses.

So, what is in store for the area on the positive side? First, let us remember that this is an important tourist center. The Finger Lakes area with its beauty, charm, and many diverse wineries has been reporting record numbers of visitors. The Corning Museum of Glass has completed a $60 million renovation and expansion plan and has an aggressive marketing plan. The local Rockwell Western Art Museum also just completed a $7 million renovation of this unique museum located in downtown Corning. The area also boasts three other interesting museums dedicated to aviation industry and history. Expectations for the tourist business run high considering many families will be traveling by automobile and how closely this area is to major cities in New York, Pennsylvania, Ohio and Canada. It is also important to note that while employment levels are down from a year ago that the area still employs nearly the same number of people it did three years ago before the quick run up in new jobs that occurred at that time. The Corning school district is moving forward to renovate many of its existing schools and to construct one major new facility, a four- unit high school. This entire project is expected to cost $135 million of which Corning, Inc. is going to contribute $60 million over 10 years. Local building projects completed in 2001 included a new 115 unit Staybridge Suites Hotel; a $8.5 million HealthWorks fitness center in Erwin; a $3.2 million aquatics and fitness addition to the Corning YMCA; a new Post Office center; a Wal-Mart Superstore in Erwin; and over 100 new homes. Perhaps the brightest indicator pointing the way toward economic recovery is the announcement made by Corning, Inc. on October 18, 2001 that it will build a $200 million diesel engine pollution devices plant in the town of Erwin. Construction of this 250,000 square foot plant will begin in the spring of 2002 and will eventually create 200 to 250 new jobs. Considering all that has taken place during 2001 and all that is planned for the near future, the City of Corning and the surrounding small communities we serve are in an envious position compared with other small communities all across this country.

Managements Discussion and Analysis of Financial Condition and Results of Operations

Earnings

Consolidated net income amounted to $606,600 or $1.32 per share in 2001 compared to $471,500 or $1.02 per share in 2000. Significant items affecting the companys operating results are discussed below.

Operating Revenue

Utility operating revenue increased $7,624,400 or 46 percent due to a substantial increase in gas costs. Such increases are billed to customers through the Companys Gas Adjustment Clause discussed in note 1(d) to the financial statements.

Unregulated revenue decreased $627,400 or 8 percent due primarily to reduced activity in the residential marketplace of the Companys real estate operating segment. A complete discussion of the segment results appears in the Letter to Shareholders section of this report. Revenue by operating segment can be found in note 3 to the financial statements.

Utility Operating Expenses

Purchased gas expense increased $7,460,900 or 78 percent as the result of a substantial market increase in the cost of natural gas. The Companys average cost of gas increased to $7.77 per mcf in 2001 from $4.73 per mcf the previous year.

Other operating and maintenance expense decreased 3 percent due primarily to reduced post-retirement expense. Depreciation expense increased 3 percent as the result of increased investment in plant. Interest expense decreased 11 percent as the New York Public Service Commission approved a petition to defer $234,000 of interest costs, as discussed in the Letter to Shareholders.

Operating Segments

A description of the Companys six operating segments can be found in note 3 to the financial statements, which also contains the results by segment for fiscal year 2001 and 2000. In addition, a detailed discussion of the operating segments can be found in the Letter to Shareholders at the beginning of this report.

Liquidity and Capital Resources

The Company financed its 2001 capital additions of $913,000 through a combination of internally generated funds and short-term borrowing. The Company experienced a significant reduction in gas stored underground and in short-term debt at September 30 as the result of an agreement with Mirant Energy to manage the Companys gas supply assets. Under the agreement the Company avoided the summer fill and funding of storage gas.

The Company has $8,500,000 available through lines of credit at local banks, the terms of which are disclosed in note 6 to the financial statements. It is expected that current capital resources will be sufficient for planned operations for 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Companys business and financial results could cause actual results to differ materially from those stated in the forward-looking statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
For the Years Ended September 30, 2001 and 2000

Utility Operations	2001	2000

Operating revenue:
Residential, commercial and industrial	$18,932,062	$12,489,634
Transportation	5,162,956	3,914,389
Capacity assignment	26,220	92,818

Total operating revenue	24,121,238	16,496,841

Operating expenses and taxes:
Natural gas purchased	17,035,326	9,574,415
Operating and maintenance	3,679,016	3,801,668
Taxes other than federal income taxes	1,505,948	1,508,090
Depreciation	516,975	503,248
Federal income taxes	142,040	12,077

Total operating expenses and taxes	22,879,305	15,399,498

Operating income from utility operations	1,241,933	1,097,343

Unregulated Operations

Unregulated revenue	7,179,626	7,807,053
Unregulated expenses(includes interest expense of	6,888,948	7,428,065
$156,238 for 2001 and $177,360 for 2000)
Operating income from unregulated operations	290,678	378,988

Other income (includes net realized (loss) gain on
marketable securities of ($55,707) and $30,500
in 2001 and 2000)	34,614	76,483

Income before interest expense	1,567,225	1,552,814

Interest expense - regulated	960,675	1,081,362

Net income	$606,550	$471,452

Weighted average number of shares outstanding-
basic and diluted	460,000	460,000
Basic and diluted earnings per common share	$1.32	$1.02
	=======	=======

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2001 and 2000

Assets	2001	2000

Plant:
Utility property, plant and equipment	$22,940,150	$22,251,342
Non-utility - property, plant and equipment	4,281,945	4,176,447
Less accumulated depreciation	10,287,225	9,734,579
Total plant utility and non-utility net	16,934,870	16,693,210

Investments:
Marketable securities available for sale at fair value	1,195,775	1,334,094
Investment in joint venture and associated companies	187,532	174,794
Total investments	1,383,307	1,508,888

Current assets:
Cash and cash equivalents	225,239	257,035
Customer accounts receivable, (net of allowance for
uncollectible accounts of $97,000 in 2001 and 2000)	1,244,121	1,310,689
Gas stored underground, at average cost	488,871	2,194,436
Gas and appliance inventories	635,792	638,891
Prepaid expenses	645,476	529,905
Prepaid income taxes	326,882	354,619
Total current assets	3,566,381	5,285,575

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Prepaid pension costs	2,108,193	1,833,979
Unrecovered gas costs	1,543,392	1,362,394
Other	263,960	---
Goodwill (net of accumulated amortization of $386,962
in 2001 and $251,675 in 2000)	1,628,051	1,763,338
Unamortized debt issuance cost (net of accumulated
amortization of $211,373 in 2001 and $189,814 in 2000)	328,200	349,759
Other	557,239	512,708
Total deferred debits and other assets	7,445,696	6,838,839

Total assets	$29,330,254	$30,326,512

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2001 and 2000

	2001	2000
Capitalization and liabilities:

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000
shares; issued and outstanding 460,000 shares)	$2,300,000	$2,300,000
Other paid-in capital	653,346	653,346
Retained earnings	1,975,939	1,967,389
Accumulated other comprehensive income(loss)-
net unrealized(loss) gain on securities available for
sale (net of income tax expense (credit) of $(20,415)
in 2001 and $67,376 in 2000)	(39,630)	130,790
Total common stockholders' equity	4,889,655	5,051,525

Long-term debt, less current installments	10,905,093	11,429,421

Current liabilities:
Current portion of long term debt	534,894	374,335
Borrowings under lines-of-credit	3,925,233	5,175,359
Accounts payable	2,163,274	1,715,628
Accrued expenses	593,786	591,221
Customer deposits and accrued interest	911,470	674,458
Deferred income taxes	172,763	120,103
Accrued general taxes	46,333	119,331
Supplier refunds	74,095	294,676
Dividends payable	149,500	149,500
Total current liabilities	8,571,348	9,214,611

Deferred credits and other liabilities:
Deferred income taxes	2,463,608	2,448,994
Deferred compensation and post-retirement
benefits	2,206,038	2,089,854
Other	294,512	92,107
Total deferred credits and other liabilities	4,964,158	4,630,955

Concentrations and commitments (notes 3 and 11)

Total capitalization and liabilities	$29,330,254	$30,326,512

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2001 and 2000

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balances at October 1, 1999	$2,300,000	$653,346	$2,093,937	$64,883	$5,112,166

Comprehensive Income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $33,952	---	---	---	65,907	65,907
Net income	---	---	471,452	---	471,452

Total comprehensive income					537,359
Dividends - $1.30 per share	---	---	(598,000)	---	(598,000)
Balances at September 30, 2000	2,300,000	653,346	1,967,389	130,790	5,051,525

Comprehensive Income:
Change in unrealized gain(loss) on
securities available for sale, net of
income tax credits of ($88,330)	---	---	---	(170,420)	(170,420)
Net income	---	---	606,550	---	606,550

Total comprehensive income					436,130
Dividends - $1.30 per share	---	---	(598,000)	---	(598,000)
Balances at September 30, 2001	$2,300,000	$653,346	$1,975,939	($39,630)	$4,889,655

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net income	$606,550	$471,452
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	960,331	964,958
Unrealized loss on investment	23,326	---
Loss (gain) on sale of marketable securities	55,707	(30,500)
Deferred income taxes	67,274	156,017

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	66,568	573,226
Gas stored underground	1,705,565	(2,059,786)
Gas and appliance inventories	3,099	(4,543)
Prepaid expenses	(115,571)	(102,447)
Unrecovered gas costs	(180,998)	(1,362,394)
Prepaid income taxes	27,737	(14,291)
Deferred income tax asset	---	11,000
Deferred charges - pension and other	(658,177)	(649,702)
Increase (decrease) in:
Accounts payable	447,646	311,258
Customer deposit liability	(149)	7,860
Accrued general taxes	(72,998)	24,890
Supplier refunds	(220,581)	25,814
Other liabilities and deferred credits	558,313	391,819
Net cash provided by (used in) operating activities	3,273,642	(1,285,369)

Cash flow from investing activities:
Purchase of securities available for sale	(144,019)	(135,362)
Investment in joint venture	(18,076)	(195,000)
Investment other	(17,988)	----
Capital expenditures, net of minor disposals	(913,460)	(674,773)
Net cash used in investing activities	(1,093,543)	(1,005,135)

Cash flows from financing activities:
Net (repayments) borrowings under lines-of-credit	(1,250,126)	3,010,359
Dividends paid	(598,000)	(598,000)
Borrowings under long-term debt agreements	----	299,000
Repayment of long-term debt	(363,769)	(369,607)
Net cash (used in) provided by financing activities	(2,211,895)	2,341,752
Net (decrease) increase in cash	(31,796)	51,248

Cash and cash equivalents at beginning of year	257,035	205,787

Cash and cash equivalents at end of year	$225,239	$257,035

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,119,070	$1,287,100

Income taxes	$787,909	$480,600

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2001 and 2000

1. Summary of Significant Accounting Policies

Corning Natural Gas Corporation (the Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (PSC) which has jurisdiction over and sets rates for New York State gas distribution companies. The Companys regulated operations meet the criteria and accordingly, follow the accounting and reporting of Statement of Financial Accounting Standards No. 71 (SFAS No. 71) Accounting for the Effects of Certain Types of Regulation. The Companys financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.
    Principles of Consolidation and Presentation

    The consolidated financial statements include the Company and its wholly owned subsidiary, the Corning Natural Gas Appliance Corporation. The Corning Natural Gas Appliance Corporation owns four businesses which have been established as New York State limited liability subsidiary corporations, as follows: Tax Center International, LLC; The Foodmart Plaza, LLC; Corning Realty Associates, LLC and Corning Mortgage, LLC. Hereinafter the Appliance Corporation and its limited liability subsidiary corporations are collectively referred to as "Appliance Corporation". All significant inter-company accounts and transactions have been eliminated in consolidation. The results of the Appliance Corporation are reported separately as unregulated operations in the consolidated statements of income. Shared expenses are allocated to the Appliance Corporation.

    It is the Companys policy to reclassify amounts in the prior year financial statements to conform with the current years presentation.

    Property, Plant and Equipment

    Utility plant is stated at the historical cost of construction. Those costs include payroll, fringe benefits, materials and supplies and transportation costs. The Company charges normal repairs to maintenance expense. The Appliance Corporation capitalizes the cost of appliances and the original installation to rented gas appliances. Subsequent repairs are expensed.

    Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property, was 2.7% in 2001 and 2000. At the time utility properties are retired, the original cost plus costs of removal less salvage, are charged to accumulated depreciation.

(d) Revenue and Natural Gas Purchased

The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers meters are read at the end of each month. Pursuant to the most recent rate order, capacity assignment revenue is recorded at a rate of 15% of the amount received from released capacity and is recognized upon notification of capacity release from the pipeline company while the remaining 85% is returned to customers through reduced gas cost. The Company secured a weather normalization clause in the last major rate filing as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2% greater or less than a 30 year average. As a result, the effect on revenue fluctuations in weather related gas sales is somewhat neutralized.

Gas purchases are recorded on readings of suppliers meters as of the end of the month. The Companys rate tariffs include a Gas Adjustment Clause (GAC) which adjusts rates to reflect changes in gas costs from levels established in the rate setting process. In order to match such costs and revenue, the PSC has provided for an annual reconciliation of recoverable GAC costs with applicable revenue billed. Any excess or deficiency in GAC revenue billed is deferred and the balance at the reconciliation date is either refunded to or recovered from customers over a subsequent 12-month period.

Real estate commissions are recognized at closing while professional services revenues are recognized as services are performed.
    Marketable Securities

Marketable securities, which are intended to fund the Companys deferred compensation plan, are classified as available for sale at September 30, 2001 and 2000. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders equity until realized. The cost of securities sold was determined using the specific identification method.

A summary of the marketable securities at September 30, 2001 and 2000 is as follows:
Net
2001
2000
	Market	Cost	Unrealized	Unrealized	Unrealized
	Value	Basis	Gains	Losses	Gains(Loss)

	$1,195,775	$1,255,820	$136,233	($196,278)	($60,045)
	$1,334,094	$1,135,389	$249,278	($50,573)	$198,705

(f) Investment in Joint Venture

Corning Mortgage, a subsidiary of The Corning Natural Gas Appliance Corporation holds a 50% equity interest in a joint venture, Choice One Lending which began operations in August, 2000. Investment by the Company in the joint venture is recorded using the equity method of accounting. The Companys pro-rata share of the results of operations of the joint venture was a loss of $23,326 in 2001 and $20,206 in 2000.

(g) Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.
    Federal Income Tax

    The Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Companys assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates.

    Dividends

    Dividends are accrued when declared by the Board of Directors. Dividends declared were $598,000 or $1.30 per share in 2001 and 2000. Dividends paid were $598,000 or $1.30 per share in 2001 and 2000.

    Under the most restrictive long-term debt covenants, the Company may not declare or pay annual dividends except to the extent that consolidated net worth exceeds $2,000,000.

    Goodwill

    Goodwill represents the excess of purchase price over the fair value of the identified net assets of acquired businesses. Goodwill is amortized over 15 years, the estimated period of benefit, on a straight-line basis. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value, which is determined based on undiscounted future cash flows.

    Accounting for Impairment

    SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under SFAS No. 121 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 121 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2001 and 2000.

    Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Under SFAS No. 130, the Companys comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders equity.

(m) Recently Issued Accounting Standards

In July 2001 the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No.142 on its financial position and results of operations.

2. Information About Operating Segments

The Companys reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Corning Natural Gas Corporation (the Gas Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Appliance Corporation sells, rents and services primarily gas burning appliances. The Tax Center provides tax preparation, accounting and payroll services to approximately 1,000 clients. Corning Realty is a residential and commercial real estate business with approximately 80 agents operating in three neighboring counties. Foodmart Plaza is a retail complex consisting of eight tenants under multi-year leases anchored by a major supermarket. Corning Mortgage is a mortgage service company working closely with the realty relationship.

The following table reflects the results of the segments consistent with the Companys internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.
	Gas	Appliance	Tax	Corning	Foodmart	Corning	Corning
	Company	Corporation	Center	Realty	Plaza	Mortgage	Consolidated

Revenue:(1)
2001	$24,121,238	$2,391,141	$483,320	$4,195,535	$244,810	($23,326)	$31,412,718
2000	16,496,841	2,514,971	364,203	4,653,112	389,364	(20,206)	24,398,285
Net income (loss):(1)
2001	315,872	241,503	130,599	(82,813)	25,086	(23,697)	606,550
2000	85,652	255,844	84,857	(33,434)	100,066	(21,533)	471,452
Interest income:(1)
2001	54,308	99,241	10,264	-	-	-	163,813
2000	1,846	94,695	1,024	-	-	-	97,565
Interest expense:(1)
2001	960,674	7,948	989	158,695	84,693	15,767	1,228,766
2000	1,081,362	16,831	1,767	148,943	90,295	7,103	1,346,301

Total assets:(2)
2001	21,266,123	1,976,903	138,225	1,815,100	1,175,903	-	26,372,254
2000	23,035,108	2,150,502	188,522	2,015,860	1,311,921	-	28,701,913
Depreciation and amortization:
2001	516,975	229,619	12,777	168,845	32,115	-	960,331
2000	503,248	237,896	11,730	180,927	31,157	-	964,958
Federal income tax expense:
2001	142,040	166,338	86,613	(55,051)	(16,881)	(14,654)	308,403
2000	12,077	175,083	44,256	(21,605)	(66,276)	(14,401)	129,134

(1)Before elimination of intercompany interest.

(2)Total assets include property, plant and equipment, accounts receivable, inventories, cash and other amounts specifically related to each identified segment. All other assets of the Company not specifically related to a segment as of September 30, 2001 & 2000 totaled $2,958,000 and $1,624,599 respectively.

Interest income and expense have been displayed in the segment in which it has been earned or incurred. Segment interest expense other than the Gas Company is included within unregulated expenses in the consolidated statements of income.

3. Major Customers

The Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Companys financial results. Total revenue and deliveries to these customers were as follows:
		Deliveries		Revenue
	Mcf	% of Total	Amount	% of Total
Corning Inc.

Year ended September 30, 2001	1,958,000	23	$875,000	4
Year ended September 30, 2000	2135000	27	$836,000	5
NYSEG
Year ended September 30, 2001	2,973,000	35	$285,000	1
Year ended September 30, 2000	2,414,000	30	$275,000	2
BEGWS
Year ended September 30, 2001	707,000	8	$2,870,000	12
Year ended September 30, 2000	740,000	9	$1,770,000	11

4. Regulatory Matters

Certain costs are deferred and recognized as expenses when they are reflected in rates and recovered from customers as permitted by SFAS No. 71. These costs are shown as deferred debits and other assets. Such costs arise from the traditional cost-of-service rate setting approach whereby all prudently incurred costs are generally recoverable through rates. Deferral of these costs is appropriate while the Companys rates are regulated under a cost-of-service approach.

In a purely competitive environment, such costs might not have been incurred or deferred. Accordingly, if the Companys rate setting were changed from a cost-of-service approach and it was no longer allowed to defer these costs under SFAS No. 71, certain of these assets may not be fully recoverable. However, the Company cannot predict the impact, if any, of competition and continues to operate in a cost-of-service based regulatory environment. Accordingly, the Company believes that accounting under SFAS No. 71 is still appropriate.

Below is a summarization of the Companys regulatory assets as of September 30, 2001 and 2000:

2001 2000

Deferred pension and other $2,372,153 $1,833,979

Deferred debits accounting for income taxes 1,016,661 1,016,661

Unrecovered gas costs 1,543,392 1,362,394

Total-regulatory assets $4,932,206 $4,213,034

======== =======

Deferred pension and other Approximately $10,000 and $0 of these balances represents deferred pension and post-retirement costs in excess of the amounts currently recoverable through rates at September 30, 2001 and 2000, respectively. The PSC requires such excess costs to be deferred. Remaining balances represent miscellaneous regulatory assets.

Deferred debits These amounts represent the expected future

accounting for income taxes recovery from ratepayers of the tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities

Unrecovered gas costs These costs are recoverable over future years and arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1).

The Company expects that its regulatory assets will be fully recoverable from customers.

5. Long-Term Debt

A summary of long-term debt at September 30, 2001 and 2000 follows:
	2001	2000
Unsecured senior note, 7.9% due serially with annual payments of
$355,000 beginning in 2006 through 2016 and $795,500 due in 2017	$4,700,000	$4,700,000
First mortgage bonds, 8.25% series all due 2018, secured by
substantially all utility plant	3,100,000	3,100,000
Unsecured senior note, 9.83% due serially with annual payments of
$100,000 beginning in 2007 through 2015 and $700,000 due in 2016	1,600,000	1,600,000
Mortgage note 8.02% monthly installments through April 2008	866,625	890,347
Unsecured promissory note 6.5% monthly installments through April 2006	108,507	128,597
Note payable 6.5% monthly installments through January 2004 secured
by assets of Corning Realty	287,942	407,796
Note payable 7.75% monthly installments through January 2009 secured
by assets of Corning Realty	363,936	395,864
Mortgage note payable 9.24% monthly installments through 2010	98,192	102,093
Note payable at the prime rate, 6.00% at September 2001	125,000	125,000
Note payable at the prime rate, 6.00% at September 2001	70,000	70,000
Earned out payable 3.93% of Ambrose & Shoemaker revenues	119,785	284,059
Total long-term debt	11,439,987	11,803,756

Less current installments	534,894	374,335
Long-term debt less current installments	$10,905,093	$11,429,421
	========	=========

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2001 are as follows:

2002 $534,894 2003 $243,416 2004 $ 120,631

2005 $106,971 2006 $459,368 2007 and thereafter $9,974,707

6. Lines of Credit

The Company has consolidated lines of credit with local banks to borrow up to $8,500,000 on a short-term basis. Borrowings outstanding under these lines were $3,925,233 and $5,175,359 at September 30, 2001 and 2000, respectively. The maximum amount outstanding during the year ended September 30, 2001 and 2000 was $7,175,000 and $5,175,359 respectively. The lines of credit are unsecured and payable on demand with interest at rates which range from the prime rate (6.00% on September 30, 2001) to the prime rate less 3/4%. The weighted average interest rates on outstanding borrowings during fiscal 2001 and 2000 were 7.29% and 7.62% respectively.

7. Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows:
	2001	2000
Utility Operations:
Current	$220,214	($142,745)
Deferred	-68,644	148,708
Investment Tax Credits	6,054	6,114
	157,624	12,077

Unregulated Operations:
Current	164,994	117,321
Deferred	1,370	18,309
	166,364	135,630
Total Income Tax Expense	$323,988	$147,707
	========	=========

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% to income before income tax expense) as follows:
	2001	2000
Expected federal tax expense	$316,383	$210,514
Investment tax credits	6,054	6,114
Other, net	(33,254)	(68,921)
State tax expense 34,805 -
Actual tax expense	$323,988	$147,707
	========	========

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:
	2001	2000
Deferred income tax assets:
Unbilled revenue	$25,264	$26,741
Deferred compensation reserve	404,580	312,661
Post-retirement benefit obligations	294,549	257,334
Allowance for uncollectible accounts	38,422	32,980
Inventories	33,425	59,308
Other	22,192	109,604
Total deferred income tax assets	818,432	798,628

	2001	2000
Deferred income tax assets:
Unbilled revenue	$25,264	$26,741
Deferred compensation reserve	404,580	312,661
Post-retirement benefit obligations	294,549	257,334
Allowance for uncollectible accounts	38,422	32,980
Inventories	33,425	59,308
Other	22,192	109,604
Total deferred income tax assets	818,432	798,628

Deferred income tax liabilities:
Property, plant and equipment, principally due to
differences in depreciation	2,463,608	2,263,177
Pension benefit obligations	677,282	524,540
Deficiency of GAC revenue billed	56,763	329,047
Other	257,150	250,961
Total deferred income tax liabilities	3,454,803	3,367,725
Net deferred income tax liability	$2,636,371	$2,569,097
	===========	=========

Beginning January 1, 2000, the regulated operations of the company became subject to state income tax. Based on the results of these regulated operations, and because of the states prescribed method regarding how the new tax rules are to be adopted, the effect of this tax on the results of 2001 and 2000 operations is immaterial.

8. Pension and Other Post-retirement Benefit Plans

In 1997, the Company established a trust to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $1,195,775 and $1,334,094 at September 30, 2001 and 2000, respectively, and the plan liability, which is included in deferred compensation, post-retirement benefits and other credits on the balance sheet, was $1,070,118 and $919,590 at September 30, 2001 and 2000, respectively. The assets of the trust are available to general creditors in the event of insolvency.

The Company has defined benefit pension plans covering substantially all of its employees. The benefits are based on years of service and the employees highest average compensation during a specified period. The Company makes annual contributions to the plans equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974. Contributions are intended to provide for benefits attributed for service to date, and those expected to be earned in the future.

In addition to the Companys defined benefit pension plans, the Company offers post-retirement benefits comprised of medical and life coverages to its employees who meet certain age and service criteria. Currently, the retirees under age 65 pay 60% of their health care premium until Medicare benefits commence at age 65. After age 65, Medicare supplemental coverage is offered with Company payment of the premium. For participants who retire on or after September 2, 1992, the Company cost, as stated above, shall not exceed $150 per month. In addition, the Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Companys pension and post-retirement plan benefits as of September 30:

		Pension Benefits	Post-retirement Benefits
	2001	$2,000	2001	2001
Change in benefit obligations
Benefit obligation at beginning of year	$8,464,053	$7,632,638	$911,923	$893,062
Service cost	266,987	247,226	23571	22,852
Interest cost	$658,804	$577,004	70,460	66,621
Participant contributions	-	-	-70,463	51,107
Actuarial (gain)loss	691,798	385,698	125,335	-9,868
Benefits paid	-545124	-378,513	-135,946	-111,851
Amendments	268,050	-	-	-
Benefit obligation at end of year	$9,804,568	$8,464,053	$1,065,806	$911,923
	=========	=========	=========	=========
Change in plan assets
Fair value of plan assets at beginning of year	$11,280,165	10,528,613	$ -	$ -
Actual return on plan assets	-689,067	923389	-	-
Company contributions	106,900	206,676	65483	60,744
Participant contributions	-	-	70,463	51,107
Benefits paid	-545,124	-378513	-135,946	-111,851
Fair value of plan assets at end of year	$10,152,874	$11,280,165	$ -	$ -
	=========	=========	=========	=========

Funded status	348,306	2,816,112	-1,065,806	-911,923
Unrecognized actuarial loss (gain)	887351	-1,726,788	-213,798	-376,814
Unrecognized PSC adjustment	252,092	292,427	-	-
Unrecognized prior service cost	886,586	738,674	32,553	37,978
Unrecognized net transition asset (obligation)	-246,936	-286,446	688,250	745,250
Prepaid (accrued) benefit cost	$2,127,399	$1,833,979	($558,801)	($505,509)
	=========	=========	=========	=========

Weighted average assumptions as of
September 30, 2001 and 2000
Discount rate	7.5%	8.0%	7.5%	8.0%
Expected return on assets	8.0%	8.00%	-	-
Rate of compensation increase	5.0%	5.00%	-	-

For measurement purposes, a 12% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2001. The rate is assumed to decrease gradually to 5% by the year 2008 and remain at that level thereafter. A 1% increase in the actual health care cost trend would result in approximately a 3.7% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.6% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.2% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.2% decrease in the accumulated post-retirement benefit obligation.
	Pension Beneifts		Post Retirement Benefits
	2001	2000	2001	2000

Components of net periodic benefit cost (benefit)
Service cost	$266,987	$247,226	$23,571	$22,852
Interest cost	658,804	577,004	70,460	66,621
Expected return on plan assets	-884,014	-826,613	-	-
Amortization of prior service	100,017	100,017	5,425	5,425
Amortization of transition obligation	-39,510	-39,510	57,000	57,000
Amortization of PSC adjustment	40,335	40,335	-	-
Amortization of unrecognized actuarial
(gain)loss	(313,511)	(344,778)	(37,681)	(40,772)
Net periodic benefit cost (benefit)	($167,427)	($246,319)	$118,775	$111,126
	=========	========	=========	=========

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Companys most recently approved rate case. Pension expense for ratemaking and financial statement purposes was approximately ($149,000) and $42,000 for the years ended September 30, 2001 and 2000 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal ($156,000) and ($171,000) as of September 30, 2001 and 2000 respectively.

The PSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Companys rate case filings and financial reporting period, a regulatory liability of $381,468 and $364,635 has been recognized at September 30, 2001 and 2000 respectively.

9. Rentals Under Operating Leases

Foodmart Plaza receives income from the rental of retail store space under operating leases. The following is a schedule of minimum future non-cancellable rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) of operating leases as of September 30, 2001:

2002 $265,747

2003 296,188

2004 303,594

Total minimum future rentals $865,529

========

All leases contain renewal options at the end of their respective lease terms.

(10) Commitments

The Company has agreements with seven pipeline companies providing for pipeline capacity for terms that extend through 2006. These agreements require the payment of a demand charge for contracted capacity at Federal Energy Regulatory Commission approved rates. Purchased gas costs incurred under these pipelines capacity agreements during 2001 and 2000 amounted to $3,198,489 and $3,759,627, respectively. The Company also has short-term gas purchase agreements averaging three months in length, with prices tied to various indices. The Company does not anticipate these agreements to be significantly in excess of normal capacity requirements.

INDEPENDENT AUDITORS REPORT

The Board of Directors

Corning Natural Gas Corporation

Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Corporation and Subsidiary, ("the Company") as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Rochester, New York
November 20, 2001

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
SUMMARY OF FINANCIAL AND OPERATING STATISTICS

	2001	2000	1999	1998	1997
Total assets	$29,330,254	30,326,512	26,513,771	24,798,172	22,495,696
Long-term debt, less current installments	$10,905,093	11,429,421	11,507,315	10,459,351	9,400,000
Summary of earnings:
Utility operating revenue	$24,121,238	16,496,841	16,276,170	16,673,295	17,835,687
Total operating expenses and taxes	22,879,305	15,399,498	15,154,747	15,354,527	16,440,231
Net utility operating income	1,241,933	1,097,343	1,121,423	1,318,768	1,395,456
Other income	34,614	76,483	63,353	31,885	22,977
Appliance Corporation Earnings	290,678	378,988	208,302	248,665	221,856
Interest expense-regulated	960,675	1,081,362	955,130	959,161	884,538
Net Income	$606,550	471,452	437,948	640,157	755,751
Number of common shares	460,000	460,000	460,000	460,000	460,000
Earnings per common share	$1.32	1.02	0.95	1.39	1.64
Dividends paid per common share	$1.30	1.30	1.30	1.30	1.28
Statistics (unaudited)-
Gas delivered (MMcf)
Residential	1,507	1,501	1,519	1,519	1,673
Commercial	273	255	271	366	343
Industrial	16	17	23	21	29
Municipal	18	19	20	52	80
Other utilities	339	319	309	309	369
Transportation deliveries	6,392	5,936	5,875	5,068	5,404
Total deliveries	8,545	8,047	8,017	7,335	7,898
Number of customers-end of period	14,454	14,246	13,993	13,919	13,837
Average Mcf use per
residential customer	119.1	117.4	117.8	116.8	129.4
Average revenue per residential
customer	$1250.44	819.00	822.57	814.33	851.45
Number of degree days (1)	6,809	6,333	6,241	5,979	6,831
Percent (warmer) colder than avg.	5.0	(2.6)	(4.3)	(9.3)	3.6
Peak day deliveries (Mcf)	53,523	57,642	51,770	44,250	55,190
Number of rental appliances in service	6,213	6,263	6,430	6,409	6,568
Miles of mains	398.4	396.5	394.6	391.7	388.7
Investment in gas plant (at cost)	$22,940,150	22,251,342	21,667,115	21,396,130	20,378,449
Stockholders' equity per share	$10.63	10.98	11.11	11.73	11.32

(1)	Fifeteen year average degree days: 6,485

OFFICERS

Thomas K. Barry

Chairman of the Board, President

and Chief Executive Officer

Kenneth J. Robinson

Executive Vice President

Russell S. Miller

Vice President-Operations

Thomas S. Roye

Vice President-Administration

Stanley G. Sleve

Vice President-Business Development

Gary K. Earley

Treasurer

Phyllis J. Groeger

Corporate Secretary

DIRECTORS

Thomas K. Barry

Chairman of the Board, President and Chief Executive Officer of the Company

Thomas H. Bilodeau

Vice President-Finance, Medical & Environmental Coolers, Inc.

Bradford J. Faxon

Senior Consultant of Southern Union Gas Company, Former President of Fall River Gas Company

Donald R. Patnode

Former President, Industrial Filters and Equipment Corporation

Kenneth J. Robinson

Executive Vice President of the Company

Registrar and Stock Transfer Agent

Corning Natural Gas Corporation

Corning, New York

Counsel

Rich, May, Bilodeau and Flaherty

Boston, Massachusetts