Form 10QSB
period 2001-12-31
CORNING NATURAL GAS CORP
filed 2002-02-14
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For The Quarter Ended December 31, 2001
0-643 (Commission File Number) New York (State or other jurisdiction of incorporation or organization)	Corning Natural Gas Corporation (Exact name of registrant as specified in its charter) 16-0397420 (IRS Employer ID No)

330 W William Street, PO Box 58, Corning, New York 14830

(Address of principal executive offices)

607-936-3755

(Registrants telephone number, including area code)

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 Or 15(d) of the Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No ______.

Number of shares of Common Stock outstanding at the end of the quarter. 460,000

There is only one class of Common Stock and no Preference Stock outstanding.

CORNING NATURAL GAS CORPORATIONFORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2001

Managements Discussion & Analysis

As the Companys business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2002 may be.

Consolidated revenue of $5,833,900 for the quarter decreased $2,410,700 from the same quarter last year due primarily to the $1,987,700 decrease in Gas Company revenue as a result of lower gas costs. Changes in gas costs are passed through to customers, and are profit-neutral to the company.

Consolidated net income for the quarter was $133,900 compared to $91,800 in the same quarter the previous year. Earnings from gas operations increased $35,800 primarily as a result of a reduction in interest costs due to interest rate reductions on the Companys short-term credit lines. The Appliance Company earnings of $72,500 compared to $109,400 the same quarter last year as a result of the general slowdown in the economy. Corning Realty experienced a loss of $6,300 for the quarter compared to a loss of $19,000 for the same quarter last year, reflecting the benefits of recent restructuring efforts, but the residential marketplace activity remains slow. The Foodmart Plaza earnings were $21,400 compared to $1,000 last year due to a reduction in real estate taxes and full occupancy this year. Last year there was a vacant store in the Plaza during the first quarter. The Tax Center International produced earnings of $21,800 vs. $19,800 last year and Corning Mortgage experienced a loss of $1,700 compared to a loss of $9,800 last year.

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

Segment Overview:

The following table reflects first quarter results of the segments consistent with the Companys internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.
	Gas	Appliance	Tax	Corning	Foodmart	Corning
	Company	Corporation	Center	Realty	Plaza	Mortgage	Consolidated
Revenue:(1)

02:	4,105,626	714,371	97,171	847,500	67,768	1,485	5,833,921
01:	6,093,333	767,610	89,218	1,237,842	56,634	--	8,244,637

Net income (loss):(1)
02:	26,128	72,512	21,786	-6,275	21,394	-1,685	133,860
01:	-9,681	109,418	19,831	-18,986	985	-9,779	91,788

Interest Income: (1)
02:	25,671	23,944	2,634	--	--	--	52,249
01:	1,637	31,919	1,878	--	--	--	35,434

Interest Expense: (1)
02:	288,332	4,157	124	36,819	12,908	3,917	346,257
01:	350,760	7,491	262	36,300	22,286	--	417,099
Total assets: (1)&(2)
02:	31,450,277	4,192,343	351,832	1,910,678	1,142,299	219,764	39,267,193
01:	29,986,912	3,205,593	216,279	1,910,633	1,208,558	166,630	36,694,605

Depreciation and amortization:
02:	122,830	57,305	3,209	43,694	7,565	--	234,603
01:	121,877	60,209	3,175	44,899	9,420	--	239,580

Income tax expense:
02:	36,570	37,677	11,269	-3,233	-11,021	-868	70,394
01:	31,669	59,825	10,216	-9,722	-507	-3,012	88,469

(1) Before elimination of intercompany transactions.

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

In June 1998, June 1999 and June 2000 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivates gains and losses to offset related results on the hedged item in the statement of operations, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not identified any derivatives that meet the criteria for a derivative instrument and does not participate in any hedging activities. As a result, management of the Company concluded that there was no material effect on the Companys consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133 during the quarter ended December 31, 2001.

The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Companys latest annual report on Form 10-KSB. These unaudited interim financial statements have not been audited or certified by a firm of certified public accountants.

There were no sales of unregistered securities (debt or equity) during the quarter ended December 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

February 14, 2002 /S/ THOMAS K. BARRY

Thomas K. Barry, Chairman of the Board,

President and CEO.

Date:

February 14, 2002 /S/GARY K. EARLEY

Gary K. Earley, Treasurer

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Assets	December 31, 2001	September 30, 2001

Plant:
Utility property, plant and equipment	$23,170,485	$22,940,150
Non-utility - property, plant and equipment	4,312,100	4,281,945
Less accumulated depreciation	10,490,980	10,287,225
Total plant utility and non-utility net	16,991,605	16,934,870

Investments:
Marketable securities available for sale at fair value	1,319,420	1,195,775
Investment in joint venture and associated companies	191,341	187,532
Total investments	1,510,761	1,383,307

Current assets:
Cash and cash equivalents	518,723	225,239
Customer accounts receivable, less allowance for uncollectibles	2,316,247	1,244,121
Gas stored underground, at average cost	2,792,150	488,871
Gas and appliance inventories	594,583	635,792
Prepaid expenses	370,760	645,476
Prepaid income taxes	405,447	326,882
Total current assets	6,997,910	3,566,381

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Prepaid pension costs	2,040,955	2,108,193
Unrecovered gas costs	2,379,315	1,543,392
Other	263,960	263,960
Goodwill net of amortization	1,615,935	1,628,051
Unamortized debt issuance cost	322,811	328,200
Other	554,688	557,239
Total deferred debits and other assets	8,194,325	7,445,696

Total assets	$33,694,601	$29,330,254

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

	December 31, 2001	September 30, 2001
Capitalization and liabilities:

Common stockholders equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000
shares; issued and outstanding 460,000 shares)	$2,300,000	$2,300,000
Other paid-in capital	653,346	653,346
Retained earnings	1,960,299	1,975,939
Accumulated other comprehensive income(loss)-
net unrealized gain(loss) on securities available for sale	8,090	(39,630)
Total common stockholders equity	4,921,735	4,889,655

Long-term debt, less current installments	10,805,803	10,905,093

Current liabilities:
Current portion of long term debt	530,893	534,894
Borrowings under lines-of-credit	8,149,384	3,925,233
Accounts payable	1,862,380	2,163,274
Accrued expenses	541,649	593,786
Customer deposits and accrued interest	1,129,154	911,470
Deferred income taxes	--	172,763
Accrued general taxes	54,028	46,333
Supplier refunds	81,992	74,095
Dividends payable	149,500	149,500
Total current liabilities	12,498,980	8,571,348

Deferred credits and other liabilities:
Deferred income taxes	3,010,319	2,463,608
Deferred compensation and post-retirement
benefits	2,091,169	2,206,038
Other	366,595	294,512
Total deferred credits and other liabilities	5,468,083	4,964,158

Concentrations and commitments

Total capitalization and liabilities	$33,694,601	$29,330,254

See accompanying notes to consolidated financial statements.

	$0	$0

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB

	Quarter Ended
	December 31, 2001	December 31, 2000
Utility Operating Revenues	$4,105,626	$6,069,936

Cost and Expense
Operating Expense	3,783,955	5,705,805
Interest Expense	281,927	340,181
Income Tax	36,570	23,714
Other Deductions, Net	6,405	10,578
Total Costs and Expenses	4,108,857	6,080,278

Utility Operating Loss	(3,231)	(10,342)

Other Income	29,359	661

Corning Natural Gas Appliance Corp
Operating Revenues	714,371	767,610
Depreciation	(57,305)	(60,209)
Operating Expense	(546,877)	(538,159)
Federal Income Tax	(37,677)	(59,825)
Equity in Earnings of Assoc Cos	35,220	(7,948)
Net Income Of Appliance Corp.	107,732	101,469
Net Income	$133,860	$91,788

Earnings per Share-
basic & diluted	$0.291	$0.200
Dividends Per Share	$0.325	$0.325
Dividends Declared	$149,500	$149,500

Shares of common stock outstanding were 460,000 at December 31, 2001 & 2000.
Earnings per share= Net Income as shown above divided by 460,000 shares.
Dividends per share=Dividends declared by shares outstanding at the time.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Quarter Ended December 31, 2001
Unaudited
Form 10-QSB

	December 31, 2001	December 31, 2000

Cash flows from operating activities:
Net income	$133,860	$91,788
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	234,603	227,605
Unrealized loss on investment	1,441	10,824
(Gain) loss on sale of marketable securities	(3,371)	17,912
Deferred income taxes	349,365	299,276

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,072,126)	(2,074,771)
Gas stored underground	(2,303,279)	428,624
Gas and appliance inventories	41,209	141,605
Prepaid expenses	274,716	58,416
Unrecovered gas costs	(835,923)	(1,164,649)
Prepaid income taxes	(78,565)	(267,634)
Deferred charges - pension and other	67,238	27,385
Increase (decrease) in:
Accounts payable	(300,894)	752,467
Customer deposit liability	217,684	45,104
Accrued general taxes	7,695	538
Supplier refunds	7,897	16,823
Other liabilities and deferred credits	(94,921)	12,442
Net cash used in operating activities	(3,353,371)	(1,376,245)

Cash flow from investing activities:
Purchase of securities available for sale	(47,971)	(43,182)
Investment in joint venture	(5,250)	----
Capital expenditures, net of minor disposals	(271,284)	(263,110)
Net cash used in investing activities	(324,505)	(306,292)

Cash flows from financing activities:
Net borrowings under lines-of-credit	4,224,151	1,694,641
Dividends paid	(149,500)	(149,500)
Repayment of long-term debt	(103,291)	(48,194)
Net cash provided by financing activities	3,971,360	1,496,947
Net increase (decrease) in cash	293,484	(185,590)

Cash and cash equivalents at beginning of period	225,239	257,035

Cash and cash equivalents at end of period	$518,723	$71,445

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$311,954	$319,388

Income taxes	$29,500	$15,000

See accompanying notes to consolidated financial statements.