Form 10QSB
period 2002-03-30
CORNING NATURAL GAS CORP
filed 2002-05-15
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2002

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

CORNING NATURAL GAS CORPORATION FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2002

Managements Discussion & Analysis

As the Companys business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2002 may be.

Consolidated revenue of $9,611,000 for the quarter decreased $4,276,900 from the same quarter last year due primarily to the $4,222,200 decrease in Gas Company revenue as a result of lower gas costs. Changes in gas costs are passed through to customers, and are profit-neutral to the company.

Consolidated earnings for the quarter are $658,200 compared to $712,600 in the same quarter the previous year. Earnings from gas operations decreased $78,200 primarily as a result of a benefit received in March 2001 from a petition to the PSC to defer certain interest costs in excess of those contained in rates. The deferral resulted in reduced expense of $173,000 for the period October 2000 through March 2001. The Appliance Company loss of $6,100 compares to earnings of $52,300 the same quarter last year as a result of the general slowdown in the economy. Corning Realty experienced a loss of $32,700 for the quarter compared to a loss of $76,500 for the same quarter last year, reflecting the benefits of recent restructuring efforts, but the residential marketplace activity remains slow. The Foodmart Plaza produced earnings of $18,100 compared to a loss of $6,600 last year due to a reduction in real estate taxes and full occupancy this year. The Tax Center International produced earnings of $34,500 compared to $28,300 last year and Corning Mortgage produced earnings of $2,700 compared to a loss of $4,800 last year.

Pursuant to votes adopted at a meeting of the Board of Directors held on April 18, 2002, the Companys policy concerning dividends has been temporarily changed. Effective immediately, the policy of the Company will be to pay dividends in the Common Stock of the Company for a period of time to be determined by the Board of Directors. Common Stock dividends will be payable when and if declared by the Board of Directors. Concurrent with the adoption of the policy described herein, the Company intends to issue a five (5%) percent Common Stock dividend that will be payable in shares of the Companys Common Stock. Such stock dividend will be declared and paid once a year shortly after the conclusion of the fiscal year ending September 30.

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

Segment Overview:

The following table reflects year to date results of the segments consistent with the Companys internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.
	Gas	Appliance	Tax	Corning	Foodmart	Corning	Consolidated
	Company	Corporation	Center	Realty	Plaza	Mortgage

Revenue:(1)

02:	12,210,347	1,202,012	228,931	1,659,282	136,035	8,283	15,444,890
01:	18,420,225	1,351,442	215,073	2,033,191	112,547	-------	22,132,478

Net income (loss):(1)

02:	667,728	66,383	56,324	(38,969)	39,527	1,030	792,023
01:	710,122	161,723	48,166	(95,481)	(5,569)	(14,587)	804,374

Interest Income: (1)

02:	37,799	42,317	4,777	--------	--------	--------	84,893
01:	35,205	56,903	3,329	--------	--------	--------	95,437

Interest Expense: (1)

02:	560,802	11,870	236	66,862	30,867	6,103	676,740
01:	484,365	4,021	515	82,922	47,633	--------	619,456

Total assets: (1)&(2)

02:	29,238,476	3,601,353	396,880	1,908,894	1,158,667	218,952	36,523,222
01:	28,539,945	3,319,675	243,164	1,961,513	1,115,431	173,545	35,353,273

Depreciation and amortization:

02:	254,812	116,593	6,440	88,316	15,231	--------	481,392
01:	243,118	116,776	6,360	90,111	16,985	--------	473,350

Income tax expense:

02:	402,062	37,626	29,016	(20,075)	(20,362)	531	428,798
01:	428,146	87,151	24,813	(49,128)	1,238	(5,489)	486,731

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

There were no sales of unregistered securities (debt or equity) during the quarter ended March 31, 2002.

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
May 13, 2002	/S/ THOMAS K. BARRY
Thomas K. Barry, Chairman of the Board,
President and CEO.
Date:
May 13, 2002	/S/GARY K. EARLEY
Gary K. Earley, Treasurer

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Assets	March 31, 2002	September 30, 2001

Plant:
Utility property, plant and equipment	$23,315,373	$22,940,150
Non-utility - property, plant and equipment	4,338,672	4,281,945
Less accumulated depreciation	10,639,078	10,287,225
Total plant utility and non-utility net	17,014,967	16,934,870

Investments:
Marketable securities available for sale at fair value	1,385,595	1,195,775
Investment in joint venture and associated companies	192,874	187,532
Total investments	1,578,469	1,383,307

Current assets:
Cash and cash equivalents	338,452	225,239
Customer accounts receivable, less allowance for uncollectibles	3,133,092	1,244,121
Gas stored underground, at average cost	1,306,126	488,871
Gas and appliance inventories	599,319	635,792
Prepaid expenses	599,186	645,476
Prepaid income taxes	543,140	326,882
Total current assets	6,519,315	3,566,381

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Prepaid pension costs	1,974,969	2,108,193
Unrecovered gas costs	667,615	1,543,392
Other	263,960	263,960
Goodwill net of amortization	1,560,886	1,628,051
Unamortized debt issuance cost	317,421	328,200
Other	578,678	557,239
Total deferred debits and other assets	6,380,190	7,445,696

Total assets	$31,492,941	$29,330,254

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

	March 31, 2002	September 30, 2001
Capitalization and liabilities:

Common stockholders equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000
shares; issued and outstanding 460,000 shares)	$2,300,000	$2,300,000
Other paid-in capital	653,346	653,346
Retained earnings	2,618,462	1,975,939
Accumulated other comprehensive income(loss)-
net unrealized gain(loss) on securities available for sale	8,118	(39,630)
Total common stockholders equity	5,579,926	4,889,655

Long-term debt, less current installments	10,587,972	10,905,093

Current liabilities:
Current portion of long-term debt	528,268	534,894
Borrowings under lines-of-credit	5,970,000	3,925,233
Accounts payable	2,107,604	2,163,274
Accrued expenses	571,846	593,786
Customer deposits and accrued interest	548,290	911,470
Deferred income taxes	0	172,763
Accrued general taxes	159,680	46,333
Supplier refunds	277	74,095
Dividends payable	0	149,500
Total current liabilities	9,885,965	8,571,348

Deferred credits and other liabilities:
Deferred income taxes	3,269,309	2,463,608
Deferred compensation and post-retirement
benefits	1,872,367	2,206,038
Other	297,402	294,512
Total deferred credits and other liabilities	5,439,078	4,964,158

Concentrations and commitments

Total capitalization and liabilities	$31,492,941	$29,330,254

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB

	Quarter Ended		Six Months Ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
Utility Operating Revenues	$8,104,721	$12,350,289	$12,210,347	$18,420,225

Cost and Expense
Operating Expense	6,834,118	11,083,905	10,618,073	16,789,711
Interest Expense	278,875	144,184	560,802	484,365
Income Tax	365,492	404,432	402,062	428,146
Other Deductions, Net	4,180	11,394	10,585	21,972
Total Costs and Expenses	7,482,665	11,643,915	11,591,522	17,724,194

Utility Operating Income	622,056	706,374	618,825	696,031

Other Income	19,544	13,430	48,903	14,091

Corning Natural Gas Appliance Corp
Operating Revenues	487,6410	583,832	1,202,012	1,351,442
Depreciation	(59,288)	(56,567)	(116,593)	(116,776)
Operating Expense	(434,533)	(447,633)	(981,410)	(985,792)
Federal Income Tax	51	(27,326)	(37,626)	(87,151)
Equity in Earnings of Assoc Cos	22,692	(59,523)	57,912	(67,471)
Net Income Of Appliance Corp.	16,563	(7,217)	124,295	94,252
Net Income	$658,163	$712,587	$792,023	$804,374

Earnings per Share-
basic & diluted	$1.431	$1.549	$1.722	$1.749
Dividends Per Share	$0	$0	$0.325	$0.325
Dividends Declared	$0	$0	$149,500	$149,500

Shares of common stock outstanding were 460,000 at March 31, 2002 & 2001.
Earnings per share= Net Income as shown above divided by 460,000 shares.
Dividends per share=Dividends declared by shares outstanding at the time.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Unaudited
Form 10 QSB
		Six Months Ended
	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net income	$792,023	$804,374
Adjustments to reconcile net income to net cash
(provided) by operating activities:
Depreciation and amortization	481,392	473,350
Unrealized (gain)loss on investment	(92)	3,909
(Gain) loss on sale of marketable securities	(10,638)	126,479
Deferred income taxes	608,341	283,324

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,888,971)	(3,543,345)
Gas stored underground	(817,255)	1,741,300
Gas and appliance inventories	36,473	42,731
Prepaid expenses	46,290	(139,373)
Unrecovered gas costs	875,777	560,646
Prepaid income taxes	(216,258)	346,730
Deferred charges - pension and other	111,501	(382,283)
Increase (decrease) in:
Accounts payable	(55,670)	480,093
Customer deposit liability	(363,180)	(368,524)
Accrued general taxes	113,347	275,065
Supplier refunds	(73,818)	(289,872)
Other liabilities and deferred credits	(352,719)	(26,815)
Net cash (used in)provided by operating activities	(713,457)	387,789

Cash flow from investing activities:
Purchase of securities available for sale	(106,837)	----
Investment in joint venture	(5,250)	----
Capital expenditures, net of minor disposals	(483,263)	(657,208)
Net cash used in investing activities	(595,350)	(657,208)

Cash flows from financing activities:
Net borrowings under lines-of-credit	2,044,767	649,641
Dividends paid	(299,000)	(149,500)
Repayment of long-term debt	(323,747)	(256,372)
Net cash provided by financing activities	1,422,020	243,769
Net increase (decrease) in cash and cash equivalents	113,213	(25,650)

Cash and cash equivalents at beginning of period	225,239	257,035

Cash and cash equivalents at end of period	$338,452	$231,385

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$645,681	$469,317

Income taxes	$119,500	$153,618

See accompanying notes to consolidated financial statements.