Form 10QSB
period 2002-06-30
CORNING NATURAL GAS CORP
filed 2002-08-14
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2002
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

CORNING NATURAL GAS CORPORATIONFORM 10 QSB FOR THE QUARTER ENDED JUNE 30, 2002

Managements Discussion & Analysis

As the Companys business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2002 may be.

Consolidated revenue of $5,081,800 for the quarter decreased $519,100 for a similar quarter as last year due primarily to a decrease in Gas Company revenue as a result of lower gas costs. Changes in gas costs are passed through to customers, and are profit-neutral to the company.

Consolidated net loss for the quarter was $130,400 compared to a net loss of $121,600 in the same quarter the previous year. A net loss of $170,300 was experienced in the gas operations compared to a loss of $163,000 last year. This segment of the Companys business typically experiences a loss in the third quarter due to the seasonality of this business. The Appliance Company loss of $9,300 compares to earnings of $19,400 the same quarter last year as a result of the general slowdown in the economy. Corning Realty experienced a loss of $1,200 for the quarter compared to a loss of $32,600 for the same quarter last year, reflecting the benefits of recent restructuring efforts, but the residential marketplace activity remains slow. The Foodmart Plaza produced earnings of $15,300 compared to $7,200 last year due to a reduction in real estate taxes and full occupancy this year. The Tax Center International earnings of $35,000 are down from $52,200 last year due to a reduction in consulting revenues. Corning Mortgage experienced a slight loss of $34 compared to a loss of $4,900 last year.

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

	Gas	Appliance	Tax	Corning	Foodmart	Corning
	Company	Corporation	Center	Realty	Plaza	Mortgage	Consolidated
Revenue:(1)
02:	15,640,648	1,664,183	362,204	2,643,983	202,291	13,390	20,526,699
01:	22,373,290	1,810,522	363,349	3,005,736	180,533	--------	27,733,430
Net income (loss):(1)
02:	497,452	57,105	91,393	(40,152)	54,850	996	661,644
01:	547,148	181,160	100,380	(128,167)	1,648	(19,475)	682,694
Interest Income: (1)
02:	48,658	59,343	7,236	--------	--------	--------	115,237
01:	41,535	78,454	5,867	--------	--------	--------	125,856
Interest Expense: (1)
02:	815,752	16,602	236	89,710	45,958	10,125	978,383
01:	714,616	5,610	757	120,249	66,540	--------	907,772
Total assets: (1)&(2)
02:	27,244,657	3,613,066	453,760	1,912,208	1,147,435	218,608	34,589,734
01:	25,736,947	3,264,555	302,569	1,918,984	1,092,223	186,869	32,502,147
Depreciation and amortization:
02:	380,088	174,143	9,684	133,032	22,980	--------	719,927
01:	365,225	173,529	9,569	135,338	24,550	--------	708,211
Income tax expense:
02:	364,649	33,321	48,355	(20,745)	(29,037)	556	397,099
01:	359,478	97,937	51,711	(65,966)	(2,485)	(9,330)	431,345

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

Comprehensive income for the quarters ended June 30, 2002 and 2001 was ($227,880) and ($109,900) respectively. For the nine months ended June 30, 2002 and 2001 the company recorded comprehensive income of $611,900 and $582,700 respectively.

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, eliminating the use of the pooling-of-interest method. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Companys latest annual report on Form 10 KSB. These unaudited interim financial statements have not been audited or certified by a firm of certified public accountants.

There were no sales of unregistered securities (debt or equity) during the quarter ended June 30, 2002.

SIGNATURESIn accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
August 13, 2002	/S/ THOMAS K. BARRY
Thomas K. Barry, Chairman of the Board,
President and CEO.

Date:
August 13, 2002	/S/KENNETH J. ROBINSON
Kenneth J. Robinson, Chief Financial Officer

Corning Natural Gas Corporation Certification under Section 906 of the

Sarbanes/Oxley Act, filed as part of the 10 QSB for Quarter Ended June 30, 2002.

Presented on signature page of 10QSB

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Quarterly Report of the Company on Form 10 QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.
Dated: August 13, 2002

/s/ Thomas K. Barry
Chairman of the Board,
Chief Executive Officer

/s/Kenneth J. Robinson
Executive Vice President,
Chief Financial Officer

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Assets	June 30, 2002	September 30, 2001

Plant:
Utility property, plant and equipment	$23,623,917	$22,940,150
Non-utility - property, plant and equipment	4,383,776	4,281,945
Less accumulated depreciation	10,839,202	10,287,225
Total plant utility and non-utility net	17,168,491	16,934,870

Investments:
Marketable securities available for sale at fair value	1,285,121	1,195,775
Investment in joint venture and associated companies	192,508	187,532
Total investments	1,477,629	1,383,307

Current assets:
Cash and cash equivalents	174,431	225,239
Customer accounts receivable, less allowance for uncollectibles	1,573,766	1,244,121
Gas stored underground, at average cost	1,010,623	488,871
Gas and appliance inventories	595,456	635,792
Prepaid expenses	769,985	645,476
Prepaid income taxes	632,597	326,882
Total current assets	4,756,858	3,566,381

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Prepaid pension costs	1,907,731	2,108,193
Unrecovered gas costs	258,304	1,543,392
Other	263,960	263,960
Goodwill net of amortization	1,527,302	1,628,051
Unamortized debt issuance cost	312,032	328,200
Other	825,353	557,239
Total deferred debits and other assets	6,111,343	7,445,696

Total assets	$29,514,321	$29,330,254

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

	June 30, 2002	September 30, 2001
Capitalization and liabilities:

Common stockholders equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000
shares; issued and outstanding 460,000 shares)	$2,300,000	$2,300,000
Other paid-in capital	653,346	653,346
Retained earnings	2,488,083	1,975,939
Accumulated other comprehensive income(loss)-
on securities available for sale	(89,328)	(39,630)
Total common stockholders equity	5,352,101	4,889,655

Long-term debt, less current installments	10,532,166	10,905,093

Current liabilities:
Current portion of long-term debt	528,268	534,894
Borrowings under lines-of-credit	4,390,000	3,925,233
Accounts payable	1,790,923	2,163,274
Accrued expenses	629,819	593,786
Customer deposits and accrued interest	542,482	911,470
Deferred income taxes	0	172,763
Accrued general taxes	290,328	46,333
Supplier refunds	281	74,095
Dividends payable	0	149,500
Total current liabilities	8,172,101	8,571,348

Deferred credits and other liabilities:
Deferred income taxes	3,358,478	2,463,608
Deferred compensation and post-retirement
benefits	1,744,946	2,206,038
Other	354,529	294,512
Total deferred credits and other liabilities	5,457,953	4,964,158

Commitments

Total capitalization and liabilities	$29,514,321	$29,330,254

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB

	Quarter Ended		Nine Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Utility Operating Revenues	$3,430,301	$3,953,065	$15,640,648	$22,373,290

Cost and Expense
Operating Expense	3,406,272	3,963,692	14,024,345	20,753,402
Interest Expense	254,950	230,251	815,752	714,616
Income Tax	(37,413)	(68,668)	364,649	359,478
Other (Additions) Deductions, Net	(6,247)	2,792	4,338	24,764
Total Costs and Expenses	3,617,562	4,128,067	15,209,084	21,852,260

Utility Operating (Loss) Income	(187,261)	(175,002)	431,564	521,030

Other Income	16,985	12,027	65,888	26,118

Corning Natural Gas Appliance Corp
Operating Revenues	462,171	459,080	1,664,183	1,810,522
Depreciation	(57,550)	(56,753)	(174,143)	(173,529)
Operating Expense	(418,203)	(372,104)	(1,399,613)	(1,357,896)
Federal Income Tax	4,305	(10,786)	(33,321)	(97,937)
Equity in Earnings of Assoc Cos	49,174	21,857	107,086	(45,614)
Net Income Of Appliance Corp.	39,897	41,294	164,192	135,546
Net (Loss) Income	($130,379)	($121,681)	$661,644	$682,694

(Loss) Earnings per Share-
basic & diluted	($0.28)	($0.26)	$1.44	$1.48
Dividends Per Share	$0.000	$0.650	$0.325	$0.975
Dividends Declared	$0	$299,000	$149,500	$448,500

Shares of common stock outstanding were 460,000 at June 30, 2002 & 2001.
Earnings per share= Net Income as shown above divided by 460,000 shares.
Dividends per share=Dividends declared divided by shares outstanding at the time.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Unaudited
Form 10 QSB	Nine Months Ended

	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income	$661,644	$682,695
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	719,927	708,209
Unrealized loss (gain) on investment	274	(9,415)
(Gain)loss on sale of marketable securities	(37,585)	59,974
Deferred income taxes	747,710	11,413

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(329,645)	(653,917)
Gas stored underground	(521,752)	1,709,960
Gas and appliance inventories	40,336	1,095
Prepaid expenses	(124,509)	(105,989)
Unrecovered gas costs	1,285,088	886,931
Prepaid income taxes	(305,715)	509,229
Deferred charges - pension and other	(71,986)	(437,588)
Increase (decrease) in:
Accounts payable	(372,351)	(61,299)
Customer deposit liability	(368,988)	(264,106)
Accrued general taxes	243,995	263,456
Supplier refunds	(73,814)	(215,868)
Other liabilities and deferred credits	(365,040)	(65)
Net cash provided by operating activities	1,127,589	3,084,715

Cash flow from investing activities:
Purchase of securities available for sale	(127,062)	----
Investment in joint venture	(5,250)	----
Capital expenditures, net of minor disposals	(832,299)	(783,803)
Net cash used in investing activities	(964,611)	(783,803)

Cash flows from financing activities:
Net borrowings (repayments) under lines-of-credit	464,767	(1,600,667)
Dividends paid	(299,000)	(448,500)
Repayment of long-term debt	(379,553)	(305,015)
Net cash used in financing activities	(213,786)	(2,354,182)
Net decrease in cash and cash equivalents	(50,808)	(53,270)

Cash and cash equivalents at beginning of period	225,239	257,035

Cash and cash equivalents at end of period	$174,431	$203,765

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$912,402	$754,072

Income taxes	$129,500	$153,618

See accompanying notes to consolidated financial statements.