Form 10KSB
period 2002-09-20
CORNING NATURAL GAS CORP
filed 2002-12-30
CIK 24751

<cng-10ksb

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002
Commission file number	0-643
Corning Natural Gas Corporation
(Name of small business issuer in its charter)
New York	16-0397420
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 W. William St., Corning NY	14830
(Address of principal executive offices)	(Zip Code)
Issuers telephone number	(607) 936-3755

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock - $5.00 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for the fiscal year ended September 30, 2002 $23,846,000

The aggregate market value of the 390,916 shares of the Common Stock held by non-affiliates of the Registrant at the $11.60 average of bid and asked prices as of November 1, 2002 was $4,534,626.

Number of shares of Common Stock outstanding as of the close of business on November 30,2002 - 460,000

Transitional Small Business Disclosure Format (check one)

Yes _____ No __X____

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrants Annual Report to Shareholders for the twelve month period ended September 30, 2002, and definitive proxy statement to be dated on or about January 2, 2003 are incorporated by reference into Part I and Part II. Portions of Registrants definitive proxy statement, to be dated on or about January 2, 2003, are incorporated by reference into Part III hereof.

Information contained in this Form 10-KSB and the Annual Report to shareholders for fiscal 2002 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

CORNING NATURAL GAS CORPORATION

FORM 10-KSB

For the 12 Month Period Ended September 30, 2002

Part I

ITEM 1 DESCRIPTION OF BUSINESS

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

(b) Business of Issuer

(1) The Gas Company maintains a gas supply portfolio of numerous contracts and is not dependent on a single supplier. Additionally, the Gas Company has capabilities for storing 662,050 Mcf through storage operations with two of its suppliers. The Gas Company had no curtailments during fiscal 2002 and expects to have an adequate supply available for its customers during fiscal 2003 providing that no abnormal conditions or actions occur.

(2) The Gas Company is franchised to supply gas service in all of the political subdivisions in which it operates.

(3) Since the Gas Companys business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales for different periods vary depending on variations in temperature, but the Companys Weather Normalization Clause (WNC) serves to stabilize net revenue from the effects of temperature variations. The WNC allows the Company to adjust customer billings to compensate for fluctuations in net revenue caused by temperatures which are more than 2.2% higher or lower than the thirty year average temperature for the period. Degree days, which represent the number of degrees that the average daily temperature falls below 65 degrees Fahrenheit, totaled 5,629 for the period October 1, 2001 through September 30, 2002 and 6,809 for the same period ended September 30, 2001.

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

The Appliance Corporation faces the challenges of local competition. The home center chains which have been opened in our vicinity offer competition, however, the Appliance Corporation continues to depend on its long standing reputation in the area as a top quality sales and service company. As for the rental section of the appliance business, there really isnt a great deal of competition in our very strong rental water heater market. This stabilizes a substantial portion of our net income.

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

(7) Ninety-two persons were employed by the Company in 2002 and 2001.

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

ITEM 2 DESCRIPTION OF PROPERTY

The Company completed construction of a new office building at 330 West William Street, Corning, NY in the fall of 1991. This structure is physically connected to the operations center built three years earlier. The Company had outgrown its general offices at 27 East Denison Parkway. That property has been sold, and the gain on the sale was returned to ratepayers.

The Gas Companys pipeline system is thoroughly surveyed each year. Any necessary replacements are included in the construction budget. Approximately 106 miles of transmission main, 297 miles of distribution main, 13,734 services and 88 measuring and regulating stations, along with various other property are owned by the Gas Company, except for one short section of 10" gas main which is under a long-term lease and is used primarily to serve Corning Incorporated. All of the above described property, which is owned by the Gas Company, is adequately insured and is subject to the lien of the Companys first mortgage indenture.

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

ITEM 3 LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, nor is the Company aware of any problems of any consequence which it anticipates may result in legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

Additional Item

Executive Officers of the Registrant

(Including Certain Significant Employees)
		Business Experience	Years Served
Name	Age	During Past 5 Years	In This Office

Thomas K. Barry	57	Chairman of the Board of Directors	9
		President & C.E.O	18

Russell S. Miller	39	Vice President - Operations	3
		Gas Supply Manager	4

Kenneth J. Robinson	58	Executive Vice President	11

Phyllis J. Groeger	61	Secretary	15

Thomas S. Roye	48	Vice President - Administration	11

Gary K. Earley	48	Treasurer	11

Stanley G. Sleve	52	Vice President-Business Development	5

Term of office is one year. (Normally from February to February)

Part II

ITEM 5 MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Companys common stock is quoted on the OTC Bulletin Board (OTC-BB) under the symbol "CNIG". The range of high and low bid quotations for each quarterly period during the past two years, the amount and frequency of dividends, and a description of restrictions upon the Registrants ability to pay dividends, appear in the table below. The number of stockholders of record of the Registrants Common Stock was 303 September 30, 2002. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

MARKET PRICE (OTC)
			Dividend
Quarter Ended	High	Low	Declared
December 31, 2000	22 7/8	20 1/4	.325
March 31, 2001	30 1/8	21.325
June 30, 2001	24	21 3/4	.325
September 30, 2001	21	21.325
December 31, 2001	21 1/4	18 3/4	.325
March 31, 2002	24	21.325
June 30, 2002	22	18 1/2	0
September 30, 2002	19 1/4	11	0

Under the terms of a $4,700,000 senior note issued September 5, 1997, the Company may not declare or pay any dividend, or cause any other payment from retained earnings except to the extent that consolidated tangible net worth of the Company exceeds $2,000,000.

ITEM 6 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Managements discussion and analysis of financial condition and results of operations of the Company appears in the 2002 Annual Report to Shareholders and is incorporated by reference into this Form 10-KSB.

ITEM 7 FINANCIAL STATEMENTS

The consolidated financial statements, together with the independent auditors report thereon of Deloitte & Touche LLP dated November 22, 2002 are included in the 2002 Annual Report to Shareholders and are incorporated by reference into this Form 10-KSB.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Part III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required regarding the executive officers of the Registrant appears in the Definitive Proxy Statement, to be dated on or about January 2, 2003, and is incorporated by reference into this Form 10-KSB.

ITEM 10 EXECUTIVE COMPENSATION

The information required regarding the compensation of the executive officers appears in the Definitive Proxy Statement, to be dated on or about January 2, 2003, and is incorporated by reference into this Form 10-KSB.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required regarding the security ownership of certain beneficial owners and management appears in the Definitive Proxy Statement, to be dated on or about January 2, 2003, and is incorporated by reference into this Form 10-KSB.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required regarding certain relationships and related transactions appears in the Definitive Proxy Statement, to be dated on or about January 2, 2003, and is incorporated by reference into this Form 10-KSB.

Part IV

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed with this Form 10-KSB or incorporated herein by reference: (Exhibit numbers correspond to numbers assigned to exhibits in Item 601 of Regulation S-B)

Exhibit Name of Exhibit

3.1 A copy of the Corporations Articles of Incorporation, as currently in effect, including all amendments, was filed with the Companys Form 10-K for December 31, 1987.

3.2 A copy of the Corporations complete by-laws, as currently in effect, was filed with the Corporations report on Form 10-Q for the quarter ended March 31, 1984.

10.1 A copy of the "Agreement Between Corning Natural Gas Corporation and Local 139", dated September 1, 1998 was filed with Form 10-KSB for December 31, 1998.

10.2 Consulting Agreement and Employment Contracts with three executive officers were filed with the Companys Form 10-K for December 31, 1987.

10.3 A copy of the Service Agreement with CNG Transmission Corporation was filed with the Companys Form 10-K for December 31, 1993.

10.4 A copy of the Sales Agreement with Bath Electric, Gas and Water was filed with the Companys Form 10-K for December 31, 1989.

10.5 A copy of the Transportation Agreement between the Company and New York State Electric and Gas Corporation was filed with the Companys Form 10-K for December 31, 1992.

10.6 A copy of the Transportation Agreement between the Company and Corning Incorporated was filed with the Companys Form 10-K for December 31, 1992.

10.7 A copy of the Service Agreement with Columbia Gas Transmission Co. was filed with the Companys 10-K for December 31,1993.

13. A copy of the Corporations Annual Report to Shareholders for 2002, is filed herewith.

22. Information regarding the Companys sole subsidiary was filed as Exhibit 22 with the Companys Form 10-K for the period ended December 31, 1981.

99.1 Order from the U.S. Bankruptcy Court, Northern District of New York re: Approval of Acquisition of Finger Lakes Gas Company was filed with the Companys Form 10-K for the period ended December 31, 1995.

99.2 Order from the Public Service Commission of New York State re: Approval of Acquisition of Finger Lakes Gas Company was filed with the Companys Form 10-K for the period ended December 31, 1995.

99.3 Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

99.4 Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended September 30, 2002.

ITEM 14 CONTROLS AND PROCEDURES

Management of the Company, including the Companys Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Companys disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) during the 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Companys disclosure controls and procedures are effective. The Company did not conclude that any significant changes in the Companys internal controls were necessary subsequent to the date of their evaluation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

Date December 27, 2002 /s/ Thomas K. Barry

Thomas K. Barry, Chairman of the Board,

President and C.E.O.

(Principal Executive Officer)

Date December 27, 2002 /s/ Gary K. Earley

Gary K. Earley, Treasurer

(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date December 27, 2002 /s/ Thomas K. Barry

Thomas K. Barry, Chairman of the Board,

President and C.E.O.

(Principal Executive Officer)

Date December 27, 2002 /s/ Gary K. Earley

Gary K. Earley, Treasurer

(Principal Financial and Accounting Officer)

Date December 27, 2002 /s/ K.J. ROBINSON

K.J. Robinson, Director

Date December 27, 2002 /s/ DONALD R. PATNODE

Donald R. Patnode, Director

Date December 27, 2002 /s/ T.H. BILODEAU

T.H. Bilodeau, Director

CERTIFICATION

I, Thomas K. Barry, certify that:

1. I have reviewed this annual report on Form 10-KSB of Corning Natural Gas Corpoartion;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002 /s/ Thomas K. Barry

President and Chief Executive Officer

CERTIFICATION

I, Gary K. Earley, certify that:

1. I have reviewed this annual report on Form 10-KSB of Corning Natural Gas Corpoartion;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002 /s/ Gary K. Earley

Treasurer

EXHIBIT 99.3

CORNING NATURAL GAS CORPORATION

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Corning Natural Gas Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas K. Barry, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of September 30, 2002 (the last date of the period covered by the Report).

/s/ Thomas K Barry

Chairman of the Board,

President and Chief Executive Officer

December 27, 2002

EXHIBIT 99.4

CORNING NATURAL GAS CORPORATION

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Corning Natural Gas Corpoartion (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary K. Earley, Treasurer of the Company, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of September 30, 2002 (the last date of the period covered by the Report).

/s/ Gary K. Earley Treasurer

December 27, 2002

Highlights-12 Months Ended September 30

	2002		2001
Operating Revenue	$23,846,000		31,301,000
Net Income	$526,200		606,600
Earnings Per Common Share	$1.14		1.32
Gas Deliveries( Mcf)	7,538,000		8,545,000
Degree Days	5,629		6,809
Total Customers	14,388		14,454
Capital Expenditures	$1,366,000		913,000
Property, Plant and Equipment	$28,375,000		27,222,100

Common Stock Data-Market Price(OTC)

Quarter Ended	High	Low	Paid Dividend
December 31, 2000	21 7/8	20 1/4	0.325
March 31, 2001	30 1/8	21	0.325
June 30, 2001	24	21 3/4	0.325
September 30, 2001	21	21	0.325

December 31, 2001	21 1/4	18 3/4	0.325
March 31, 2002	24	21	0.325
June 30, 2002	22	18 1/2	-
September 30, 2002	19 1/4	11	-

LETTER TO SHAREHOLDERS

Draft #3 12/12/02

Annual Report - 2002

A mild winter combined with a weakened local economy resulted in reduced gas deliveries of over one billion cubic feet compared with fiscal 2001. Degree days, which are the industrys measuring stick for heat load requirements relating to daily temperatures, were 17 percent less in 2002 than in 2001 and were 13 percent less than the fifteen year average. Consolidated net earnings of $526,000 for the year are somewhat disappointing yet are reflective of the warmer weather and a weak economy. Earnings per share were $1.14 for fiscal 2002 compared with $1.32 in 2001 and $1.02 in fiscal 2000. Deliveries of natural gas were approximately 12 percent less than the prior year while revenues from utility operations of $17,242,000 were a considerable $6.9 million less than in 2001 or a 29 percent decrease. In most industries this sizable reduction in revenues would result in a major reduction to earnings but in this business the reduced revenues are a result of both a reduction in gas deliveries and lower costs for natural gas throughout the year. There was a rather severe price hike in 2001 but the market finally settled down creating more stable costs for gas in 2002 and these lower costs are passed on to our customers. Thus there was some good news for our customers during the year as they paid $6,499,000 less for gas than they did the prior year. While the Company is neutral as it pertains to gas costs, lower volumes definitely impact gross profit. Reductions in gas deliveries were partially offset as we were allowed to charge an additional $249,000 in weather normalization revenues as a result of the very mild temperatures. Regardless, the Company was faced with working with $380,000 less in gross profit throughout the year than in 2001 and still managed to produce a net profit.

Operations

Total capital expenditures for the Gas Company during fiscal 2002 amounted to $1,162,000 of which $955,000 was expended to replace and install new mains, transmission pipelines, services, meters and regulators. The City of Corning continues an aggressive construction program to replace old water and sewer lines. Meanwhile the State of New York continues its program to replace aging bridges in the counties we serve. The Company has gas mains in these city streets and on many county bridges and it is economical to change out these old lines as well as services connected to these lines when the streets are already under construction. Throughout the year we replaced more than three miles of old, unprotected bare steel distribution and transmission pipeline with polyethylene pipe or cathodically protected plastic coated steel pipe. The Company also installed over one mile of new polyethylene pipe to serve new customers. The replacement of old lines and installation of new lines encompassed a total of forty three separate projects. The single largest project involved the installation of 3,759 feet of 12 inch steel main and 316 feet of 10 inch steel main to serve a new diesel substrate plant being built by Corning, Inc. in Erwin. Another large project was on Bridge Street in the middle of the northside of Corning where the Company replaced nearly 2,400 feet of old 4,6 and 8 inch bare steel mains. In summary, it was a very active year for operations as the Company utilizes most of its capital resources toward maintaining its own infrastructure.

Rate Application

On December 31, 2001 the Company filed with the New York Public Service Commission a multi-year rate increase request and a separate restructuring proposal. After an extensive audit by the staff of the Public Service Commission negotiations ensued over several months that resulted in an agreement by all parties involved in the proceeding. The agreement results in a gas revenue increase of $874,518 annually, beginning January 1, 2003 and freezes rates for the second and third year of the agreement. The request for increased rates was necessitated by the overall increase in the cost of doing business in addition to several extraordinary increases in expense resulting from the downturn in the economy and the events of September 11, 2001. An example of extraordinary costs is the Companys various insurance policies which increased in cost by $140,000, or 47 percent, primarily as a result of September 11th. The downturn in the economy, both local and national, created significant increases in such costs as pension and uncollectible accounts and was compounded by reduced sales levels. This settlement allows the Company to earn a return on equity up to 11.5% before sharing with customers. The Company believes that the agreement allows for the opportunity to earn a fair rate of return and provides for an improvement to its debt to equity ratio.

The efforts of the Public Service Commission to restructure the utility industry, both natural gas and electric, in order to provide customers with a choice of suppliers has been previously reported. The Company has been methodically moving in the direction of providing open access to competitive marketers for all customers for some time. As of September 30th approximately 3,900 of our small volume residential and commercial customers were acquiring their supply from competitive marketers. The restructuring proposal filed on December 31st further defines the responsibilities of both the Company and customers in the new environment. There is no required timeline in which this proposal must be resolved nor is there an impact on the financial condition of the Company.

Pension Fund Accounting Adjustment

In the footnotes to the Companys financial statements there is information relating to a charge to common stockholders equity. Due to the size of this charge it seems appropriate to address this rather complex matter further in this letter. As a result of the decline in the market value of the assets of the Companys defined benefit pension plan it became necessary to make a year-end accounting entry that reduced common stockholders equity by $1,022,134. Statement of Financial Accounting Standards No. 87 ("SFAS 87") prescribes certain minimum liability requirements with respect to plan assets and the accumulated benefit obligation (ABO) of the plan. Through the ordinary operation of SFAS 87, when the balance sheet liability is less than the shortfall between the plan assets and the ABO, an additional liability must be recorded for this difference. The charge to common stockholders equity of $1,022,134 is recorded as other comprehensive loss and is offset by recording a long term liability on the balance sheet. This situation will be corrected as the market conditions and the value of the plan assets improve.

Managements Discussion and Analysis of Financial Condition and Results of Operations

Earnings

Consolidated net income amounted to $526,200 or $1.14 per share in 2002 compared to $606,600 or $1.32 per share in 2001. Significant items affecting the companys operating results are discussed below.

Operating Revenue

Utility operating revenue decreased $6,879,623 or 29 percent due primarily to a substantial decrease in gas costs. Such decreases are credited to customers through the Companys Gas Adjustment Clause discussed in note 1(d) to the financial statements. Additional discussion of utility operating revenue appears in the Letter to Shareholders section of this report.

Unregulated revenue decreased $574,795 or 8 percent due primarily to reduced activity in the residential marketplace of the Companys real estate operating segment. A complete discussion of the segment results appears in the Letter to Shareholders section of this report. Revenue by operating segment can be found in note 2 to the financial statements.

Utility Operating Expenses

Purchased gas expense decreased $6,271,513 or 37 percent as the result of a substantial market decrease in the cost of natural gas. The Companys average cost of gas decreased to $5.99 per mcf in 2002 from $7.77 per mcf the previous year.

Other operating and maintenance expense decreased 5 percent due primarily to reduced post-retirement expense. Taxes other than federal income taxes decreased 16 percent due to a rate reduction and the reduction in utility operating revenue. The Company is subject to the New York public utilities gross receipts tax that is levied on all revenue.

Operating Segments

A description of the Companys six operating segments can be found in note 3 to the financial statements, which also contains the results by segment for fiscal year 2002 and 2001. In addition, a detailed discussion of the operating segments can be found in the Letter to Shareholders at the beginning of this report.

Liquidity and Capital Resources

The Company financed its 2002 capital additions of $1,366,000 through a combination of internally generated funds and short-term borrowing. The Company experienced a significant increase in gas stored underground and in short-term debt at September 30 as the result of an expired agreement with Mirant Energy to manage the Companys gas supply assets. Under the agreement during 2001, the Company avoided the summer fill and funding of storage gas. The Company chose not to renew the agreement after its one-year term, and returned to the more conventional summer fill of storage gas in 2002. The Company has a total of $8,500,000 under lines of credit at local banks, the terms of which are disclosed in note 6 to the financial statements. The amount outstanding under these lines at September 30, 2002 is $5,475,000. It is expected that current capital resources will be sufficient for planned operations for 2003.

Regulatory Matters

On December 31, 2001 the Company filed a rate increase request with the New York Public Service Commission. A discussion appears in the rate application section of the Letter to the Shareholders section of this report.

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

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
For the Years Ended September 30, 2002 and 2001

Utility Operations	2002	2001

Operating revenue:
Residential, commercial and industrial	$12,096,506	$18,932,062
Transportation	5,142,463	5,162,956
Capacity assignment	2,646	26,220

Total operating revenue	17,241,615	24,121,238

Operating expenses and taxes:
Natural gas purchased	10,763,813	17,035,326
Operating and maintenance	3,491,141	3,679,016
Taxes other than federal income taxes	1,265,162	1,505,948
Depreciation	513,278	516,975
Federal income taxes	87,537	142,040

Total operating expenses and taxes	16,120,931	22,879,305

Operating income from utility operations	1,120,684	1,241,933

Unregulated Operations

Unregulated revenue	6,604,831	7,179,626
Unregulated expenses(includes interest expense of	6,297,190	6,888,948
$143,446 for 2002 and $156,238 for 2001)
Operating income from unregulated operations	307,641	290,678

Other income (includes net realized loss on
marketable securities of $28,197 and $55,707
in 2002 and 2001)	24,696	34,614

Income before interest expense	1,453,021	1,567,225

Interest expense - regulated	926,868	960,675

Net income	$526,153	$606,550
	===========	===========

Weighted average number of shares outstanding-
basic and diluted	460,000	460,000
Basic and diluted earnings per common share	$1.14	$1.32
	===========	===========

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2002 and 2001

Assets	2002	2001

Plant:
Utility property, plant and equipment	$23,980,978	$22,940,150
Non-utility property, plant and equipment	4,394,455	4,281,945
Less accumulated depreciation	10,846,228	10,287,225
Total plant utility and non-utility net	17,529,205	16,934,870

Investments:
Marketable securities available for sale at fair value	1,249,551	1,195,775
Investment in joint venture and associated companies	200,416	187,532
Total investments	1,449,967	1,383,307

Current assets:
Cash and cash equivalents	281,036	225,239
Customer accounts receivable, (net of allowance for
uncollectible accounts of $97,000 in 2002 and 2001)	1,398,496	1,244,121
Gas stored underground, at average cost	1,599,178	488,871
Gas and appliance inventories	654,839	635,792
Prepaid expenses	635,321	645,476
Prepaid income taxes	35,478	326,882
Total current assets	4,604,348	3,566,381

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Prepaid pension costs	0	2,108,193
Unrecovered gas costs	761,172	1,543,392
Other	485,034	263,960
Goodwill (net of accumulated amortization of $521,294
in 2002 and $386,962 in 2001)	1,493,719	1,628,051
Unamortized debt issuance cost (net of accumulated
amortization of $232,931 in 2002 and $211,373 in 2001)	306,642	328,200
Other	1,207,233	557,239
Total deferred debits and other assets	5,270,461	7,445,696

Total assets	$28,853,981	$29,330,254
	===========	===========

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2002 and 2001

	2002	2001
Capitalization and liabilities:

Common stockholders equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000
shares; issued and outstanding 460,000 shares)	$2,300,000	$2,300,000
Other paid-in capital	653,346	653,346
Retained earnings	2,352,592	1,975,939
Accumulated other comprehensive loss	(1,137,098)	(39,630)
Total common stockholders equity	4,168,840	4,889,655

Long-term debt, less current installments	10,593,738	10,905,093

Current liabilities:
Current portion of long term debt	416,005	534,894
Borrowings under lines-of-credit	5,475,000	3,925,233
Accounts payable	2,262,896	2,163,274
Accrued expenses	593,686	593,786
Customer deposits and accrued interest	795,061	911,470
Deferred income taxes	473,588	172,763
Accrued general taxes	57,513	46,333
Supplier refunds	59,212	74,095
Dividends payable	0	149,500
Total current liabilities	10,132,961	8,571,348

Deferred credits and other liabilities:
Deferred income taxes	1,581,536	2,463,608
Deferred compensation and post-retirement
benefits	1,724,658	2,206,038
Deferred pension costs	422,660	0
Other	229,588	294,512
Total deferred credits and other liabilities	3,958,442	4,964,158

Concentrations and commitments (notes 3 and 10)

Total capitalization and liabilities	$28,853,981	$29,330,254
	===========	===========

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders Equity
For the Years Ended September 30, 2002 and 2001

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balances at October 1, 2000	$2,300,000	$653,346	$1,967,389	$130,790	$5,051,525

Comprehensive Income:
Change in unrealized loss on
securities available for sale, net of
income tax credits of $88,330	---	---	---	(170,420)	(170,420)
Net income	---	---	606,550	---	606,550

Total comprehensive income					436,130
Cash dividends	---	---	(598,000)	---	(598,000)
Balances at September 30, 2001	2,300,000	653,346	1,975,939	(39,630)	4,889,655

Comprehensive Income:
Change in unrealized loss on
securities available for sale, net of
income tax credits of $38,809	---	---	---	(75,334)	(75,334)
Minimum pension liability	---	---	---	(1,022,134)	(1,022,134)
Net income	---	---	526,153	---	526,153

Total comprehensive loss					(571,315)
Cash dividends	---	---	(149,500)	---	(149,500)
Balances at September 30, 2002	$2,300,000	$653,346	$2,352,592	($1,137,098)	$4,168,840
	===========	===========	===========	===========	===========

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net income	$526,153	$606,550
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	933,297	960,331
Unrealized (gain) loss on investment	(10,022)	23,326
Loss on sale of marketable securities	28,197	55,707
Deferred income taxes	(15,884)	67,274

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(154,375)	66,568
Gas stored underground	(1,110,307)	1,705,565
Gas and appliance inventories	(19,047)	3,099
Prepaid expenses	10,155	(115,571)
Unrecovered gas costs	782,220	(180,998)
Prepaid income taxes	291,404	27,737
Deferred charges - pension and other	105,319	(658,177)
Increase (decrease) in:
Accounts payable	99,622	447,646
Customer deposit liability	(116,409)	(149)
Accrued general taxes	11,180	(72,998)
Supplier refunds	(14,883)	(220,581)
Other liabilities and deferred credits	(546,404)	558,313
Net cash provided by operating activities	800,216	3,273,642

Cash flow from investing activities:
Purchase of securities available for sale	(196,116)	(144,019)
Investment in joint venture	(5,250)	(18,076)
Investment other	2,388	(17,988)
Capital expenditures	(1,365,964)	(913,460)
Net cash used in investing activities	(1,564,942)	(1,093,543)

Cash flows from financing activities:
Net borrowings (repayments) under lines-of-credit	1,549,767	(1,250,126)
Dividends paid	(299,000)	(598,000)
Repayment of long-term debt	(430,244)	(363,769)
Net cash provided by (used in) financing activities	820,523	(2,211,895)
Net increase (decrease) in cash	55,797	(31,796)

Cash and cash equivalents at beginning of year	225,239	257,035

Cash and cash equivalents at end of year	$281,036	$225,239
	===========	===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,078,486	$1,119,070
	===========	===========
Income taxes	$167,207	$787,909
	===========	===========

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2002 and 2001

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

    Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property, was 2.6% in 2002 and 2.7% in 2001. At the time utility properties are retired, the original cost plus costs of removal less salvage, are charged to accumulated depreciation.
Non-utility property, plant and equipment
	2002	2001
Rented appliances	$2,658,563	$2,612,120
Structures and improvements	1,251,606	1,228,676
Land	214,555	214,555
Furniture and equipment	269,731	226,594
Total:	$4,394,455	$4,281,945

(d) Revenue and Natural Gas Purchased

The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers meters are read at the end of each month. Pursuant to the most recent rate order, capacity assignment revenue is recorded at a rate of 15% of the amount received from released capacity and is recognized upon notification of capacity release from the pipeline company while the remaining 85% is returned to customers through reduced gas cost. The Company secured a weather normalization clause in the last major rate filing as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2.2% greater or less than a 30 year average. As a result, the effect on revenue fluctuations in weather related gas sales is somewhat neutralized.

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
    Marketable Securities

Marketable securities, which are intended to fund the Companys deferred compensation plan, are classified as available for sale at September 30, 2002 and 2001. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders equity until realized. The cost of securities sold was determined using the specific identification method.

A summary of the marketable securities at September 30, 2002 and 2001 is as follows:
					Net
	Market	Cost	Unrealized	Unrealized	Unrealized
	Value	Basis	Gains	Losses	Losses
2002	$1,249,551	$1,423,739	$121,649	($295,837)	($174,188)
2001	$1,195,775	$1,255,820	$136,233	($196,278)	($60,045)

(f) Investment in Joint Venture

Corning Mortgage, a subsidiary of The Corning Natural Gas Appliance Corporation holds a 50% equity interest in a joint venture, Choice One Lending, which began operations in August, 2000. Investment by the Company in the joint venture is recorded using the equity method of accounting. The Companys pro-rata share of the results of operations of the joint venture was a profit of $10,022 in 2002 and a loss of $23,697 in 2001.

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

    Dividends

    Dividends are accrued when declared by the Board of Directors. Dividends declared were $149,500 or $0.325 per share in 2002 and $598,000 or $1.30 per share in 2001. Dividends paid were $299,000 or $0.65 per share in 2002 and $598,000 or $1.30 per share in 2001.

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

    Accounting for Impairment

    Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets to be Disposed Of establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under SFAS No. 121 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 121 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2002 and 2001.

    Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Under SFAS No. 130, the Companys comprehensive income consists of net income, net unrealized gains (losses) on securities and minimum pension liability and is presented in the consolidated statements of stockholders equity.

(m) Recently Issued Accounting Standards

In July 2001 the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has obtained the required opinion relative to the goodwill on the books of Corning Realty Associates and determined that there is no impairment. SFAS No. 142 will be adopted in the first quarter of 2003.

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
	Gas	Appliance	Tax	Corning	Foodmart	Corning
	Company	Corporation	Center	Realty	Plaza	Mortgage	Consolidated
Revenue:(1)
2,002	17,241,615	2,294,107	493,225	3,594,443	267,073	18,909	$23,909,372
2,001	24,121,238	2,391,141	483,320	4,195,535	244,810	(23,326)	31,412,718

Net income (loss):(1)
2,002	218,512	126,323	126,927	(16,309)	69,251	1,449	526,153
2,001	315,872	241,503	130,599	(82,813)	25,086	(23,697)	606,550

Interest income:(1)
2,002	59,434	77,321	9,552	-	56	-	146,363
2,001	54,308	99,241	10,264	-	-	-	163,813

Interest expense:(1)
2,002	926,869	14,394	-	115,488	63,294	13,194	1,133,239
2,001	960,674	7,948	989	158,695	84,693	15,767	1,228,766

Total assets:(2)
2,002	23,131,974	2,120,033	218,862	1,797,444	1,140,615	-	28,408,928
2,001	21,266,123	1,976,903	138,225	1,815,100	1,175,903	-	26,372,254

Depreciation and amortization:
2,002	513,278	198,285	12,986	177,947	30,802	-	933,298
2,001	516,975	229,619	12,777	168,845	32,115	-	960,331

Federal income tax expense:
2,002	87,537	63,089	61,021	(8,770)	36,968	1,146	240,991
2,001	142,040	128,856	67,278	(42,646)	(12,922)	(11,352)	271,254

  (1)Before elimination of intercompany interest.

  (2)Total assets include property, plant and equipment, accounts receivable, inventories, cash and other amounts specifically related to each identified segment. All other assets of the Company not specifically related to a segment as of September 30, 2002 & 2001 totaled $445,053 and $2,958,000 respectively.

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

  Major Customers

  The Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Companys financial results. Total revenue and deliveries to these customers were as follows:
		Deliveries			Revenue
Corning Inc.	Mcf		% of Total	Amount	% of Total
Year ended September 30, 2002	1,985,000		26	$855,000	5
Year ended September 30, 2001	1,958,000		23	$875,000	4

NYSEG
Year ended September 30, 2002	2,345,000		31	$286,000	2
Year ended September 30, 2001	2,973,000		35	$285,000	1

BEGWS
Year ended September 30, 2002	650,000		9	$2,279,000	13
Year ended September 30, 2001	707,000		8	$2,870,000	12

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

  Below is a summarization of the Companys regulatory assets as of September 30, 2002 and 2001:
	2002	2001
Deferred pension and other	$485,034	$2,372,153
Deferred debits..accounting for income taxes	1,016,661	1,016,661
Unrecovered gas costs	761,172	1,543,392

Total-regulatory assets	$2,262,867	$4,932,206
	==========	==========

  Deferred pension and other: Approximately $400,000 and $10,000 of these balances represents deferred pension and post-retirement costs in excess of the amounts currently recoverable through rates at September 30, 2002 and 2001, respectively. The PSC requires such excess costs to be deferred. Remaining balances represent miscellaneous regulatory assets.

  Deferred debits .. accounting for income taxes: These amounts represent the expected future recovery from ratepayers of the tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

  Unrecovered gas costs: These costs are recoverable over future years and arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1).

  The Company expects that its regulatory assets will be fully recoverable from customers.

  Long-Term Debt

  A summary of long-term debt at September 30, 2002 and 2001 follows:
	2002	2001

Unsecured senior note 7.9%, due serially with annual payments of
$355,000 beginning in 2006 through 2016 and $795,500 due in 2017	$4,700,000	$4,700,000
First mortgage bonds 8.25%, series all due 2018, secured by
substantially all utility plant	3,100,000	3,100,000
Unsecured senior note 9.83%, due serially with annual payments of
$100,000 beginning in 2007 through 2015 and $700,000 due in 2016	1,600,000	1,600,000
Mortgage note 8.02% monthly installments through April 2008	840,853	866,625
Unsecured promissory note 6.5%	0	108,507
Note payable 6.5% monthly installments through January 2004 secured
by assets of Corning Realty	160,060	287,942
Note payable 7.75% monthly installments through January 2009 secured
by assets of Corning Realty	319,828	363,936
Mortgage note payable 9.24% monthly installments through 2010	94,002	98,192
Note payable at the prime rate, 4.75% at September 2002	125,000	125,000
Note payable at the prime rate, 4.75% at September 2002	70,000	70,000
Earned out payable 3.93% of Ambrose & Shoemaker revenues	0	119,785
Total long-term debt	11,009,743	11,439,987

Less current installments	416,005	534,894
Long-term debt less current installments	$10,593,738	$10,905,093
	========	========

  The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2002 are as follows:

  2003 $416,005 2004 $ 96,719 2005 $ 81,458

  2006 $443,701 2007 $552,518 2008 and thereafter $9,419,342

  Lines of Credit

  The Company has consolidated lines of credit with local banks to borrow up to $8,500,000 on a short-term basis. Borrowings outstanding under these lines were $5,475,000 and $3,925,233 at September 30, 2002 and 2001, respectively. The maximum amount outstanding during the year ended September 30, 2002 and 2001 was $8,240,000 and $7,175,000 respectively. The lines of credit are unsecured and payable on demand with interest at rates which range from the prime rate (4.75% on September 30, 2002) to the prime rate less 3/4%. The weighted average interest rates on outstanding borrowings during fiscal 2002 and 2001 were 4.15% and 7.29% respectively.

  Income Taxes

  Income tax expense (benefit) for the years ended September 30 is as follows:
	2002	2001
Utility Operations:
Current	($223,561)	$220,214
Deferred	321,801	(68,644)
Investment Tax Credits	0	6,054
	98,240	157,624

Unregulated Operations:
Current	203,654	164,994
Deferred	(4,802)	1,370
	198,852	166,364
Total Income Tax Expense	$297,092	$323,988
	=======	=======

  Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% to income before income tax expense) as follows:
	2002	2001
Expected federal tax expense	$279,903	$316,383
Investment tax credits	0	6,054
State tax expense	45,070	34,805
Other, net	(27,881)	(33,254)

Actual tax expense	$297,092	$323,988
	=======	=======

  The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2002	2001
Deferred income tax assets:
Unbilled revenue	$21,725	$25,264
Deferred compensation reserve	510,142	404,580
Post-retirement benefit obligations	220,394	294,549
Allowance for uncollectible accounts	38,422	38,422
Inventories	19,542	33,425
Comprehensive income	661,415	0
Other	36,562	22,192
Total deferred income tax assets	1,508,202	818,432

Deferred income tax liabilities:
Property, plant and equipment, principally due to
differences in depreciation	2,242,951	2,463,608
Pension benefit obligations	733,467	677,282
Deficiency of GAC revenue billed	64,726	56,763
Other	522,182	257,150

Total deferred income tax liabilities	3,563,326	3,454,803

Net deferred income tax liability	$2,055,124	$2,636,371
	=======	=======

  Beginning January 1, 2000, the regulated operations of the company became subject to state income tax. Based on the results of these regulated operations, and because of the states prescribed method regarding how the new tax rules are to be adopted, the effect of this tax on the results of 2002 and 2001 operations is immaterial.

  Pension and Other Post-retirement Benefit Plans

  In 1997, the Company established a trust to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $1,249,551 and $1,195,775 at September 30, 2002 and 2001, respectively, and the plan liability, which is included in deferred compensation, post-retirement benefits and other credits on the balance sheet, was $1,287,911 and $1,070,118 at September 30, 2002 and 2001, respectively. The assets of the trust are available to general creditors in the event of insolvency.

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

  The following table shows reconciliations of the Companys pension and post-retirement plan benefits as of September 30:
	Pension Benefits		Post-retirement Benefits
	2002	2001	2002	2001
Change in benefit obligations
Benefit obligation at beginning of year	$9,804,568	$8,464,053	$1,065,806	$911,923
Service cost	318,367	266,987	28,103	23,571
Interest cost	714,793	658,804	77,510	70,460
Participant contributions	-	-	84,128	70,463
Actuarial loss	449,884	691,798	63,270	125,335
Benefits paid	(517,683)	(545,124)	(148,738)	(135,946)
Amendments	-	268,050	-	-
Benefit obligation at end of year	$10,769,929	$9,804,568	$1,170,079	$1,065,806
	=======	=======	=======	=======
Change in plan assets
Fair value of plan assets at beginning of year	$10,152,874	$11,280,165	$ -	$ -
Actual return on plan assets	(1,159,171)	(689,067)	-	-
Company contributions	-	106,900	64,610	65,483
Participant contributions	-	-	84,128	70,463
Benefits paid	(608,443)	(545,124)	(148,738)	(135,946)
Fair value of plan assets at end of year	$8,385,260	$10,152,874	$ -	$ -
	=======	=======	=======	=======

Funded status	(2,384,669)	348,306	(1,170,079)	(1,065,806)
Unrecognized actuarial loss (gain)	3,466,367	887,351	(129,148)	(213,798)
Unrecognized PSC adjustment	211,757	252,092	-	-
Unrecognized prior service cost	772,533	886,586	27,128	32,553
Unrecognized net transition asset (obligation)	(207,426)	(246,936)	631,250	688,250
Accrued contribution	40,000	-	-	-
Additional minimum liability	(2,321,221)	-	-	-
(Accrued) prepaid benefit cost	($422,659)	$2,127,399	($640,849)	($558,801)
	=======	=======	=======	=======
Weighted average assumptions as of
September 30, 2002 and 2001
Discount rate	7.00%	7.50%	7.00%	7.50%
Expected return on assets	8.00%	8.00%	-	-
Rate of compensation increase	5.00%	5.00%	-	-

  For measurement purposes, a 12% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2002. The rate is assumed to decrease gradually to 5% by the year 2009 and remain at that level thereafter. A 1% increase in the actual health care cost trend would result in approximately a 3.8% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.9% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.3% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.4% decrease in the accumulated post-retirement benefit obligation.

		Pension Benefits	Post-retirement Benefits
	2002	2001	2002	2001

Components of net periodic benefit cost (benefit)
Service cost	$318,367	$266,987	$28,103	$23,571
Interest cost	714,793	658,804	77,510	70,460
Expected return on plan assets	(790,311)	(884,014)	-	-
Amortization of prior service	114,053	100,017	5,425	5,425
Amortization of transition obligation	(39,510)	(39,510)	57,000	57,000
Amortization of PSC adjustment	40,335	40,335	-	-
Amortization of unrecognized actuaria
(gain)loss	(88,890)	(315,959)	(21,380)	(37,681)
Net periodic benefit cost (benefit)	$268,837	($173,340)	$146,658	$118,775
	=========	=========	=========	=========

  For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Companys most recently approved rate case. Pension expense for ratemaking and financial statement purposes was approximately ($326,706) and ($149,000) for the years ended September 30, 2002 and 2001 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal ($365,432) and ($156,000) as of September 30, 2002 and 2001 respectively.

  The PSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Companys rate case filings and financial reporting period, a regulatory liability of $102,098 and $381,468 has been recognized at September 30, 2002 and 2001 respectively.

  Rentals Under Operating Leases

Foodmart Plaza receives income from the rental of retail store space under operating leases. The following is a schedule of minimum future non-cancellable rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) of operating leases as of September 30, 2002:
	2003	$253,776
	2004	255,575
	2005	239,107

Total minimum future rentals		$748,458
		======

All leases contain renewal options at the end of their respective lease terms.

(10) Commitments

The Company has agreements with seven pipeline companies providing for pipeline capacity for terms that extend through 2006. These agreements require the payment of a demand charge for contracted capacity at Federal Energy Regulatory Commission approved rates. Purchased gas costs incurred under these pipelines capacity agreements during 2002 and 2001 amounted to $2,648,114 and $3,198,489, respectively. The Company also has short-term gas purchase agreements averaging three months in length, with prices tied to various indices. The Company does not anticipate these agreements to be significantly in excess of normal capacity requirements.

INDEPENDENT AUDITORS REPORT

The Board of Directors

Corning Natural Gas Corporation

Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Corporation and Subsidiary, ("the Company") as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Rochester, New York
November 22, 2002

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
SUMMARY OF FINANCIAL AND OPERATING STATISTICS

	2002	2001	2000	1999	1998
Total assets	$28,853,981	29,330,254	30,326,512	26,513,771	24,798,172
Long-term debt, less current installments	$10,593,738	10,905,093	11,429,421	11,507,315	10,459,351
Summary of earnings:
Utility operating revenue	$17,241,615	24,121,238	16,496,841	16,276,170	16,673,295
Total operating expenses and taxes	16,120,931	22,879,305	15,399,498	15,154,747	15,354,527
Net utility operating income	1,120,684	1,241,933	1,097,343	1,121,423	1,318,768
Other income	24,696	34,614	76,483	63,353	31,885
Appliance Corporation Earnings	307,641	290,678	378,988	208,302	248,665
Interest expense-regulated	926,868	960,675	1,081,362	955,130	959,161
Net Income	$526,153	606,550	471,452	437,948	640,157
Number of common shares	460,000	460,000	460,000	460,000	460,000
Earnings per common share	$1.14	1.32	1.02	0.95	1.39
Dividends paid per common share	$0.65	1.30	1.30	1.30	1.30
Statistics
Gas delivered (MMcf)
Residential	997	1,507	1,501	1,519	1,519
Commercial	263	307	291	314	439
Other utilities	300	339	319	309	309
Transportation deliveries	5,978	6,392	5,936	5,875	5,068
Total deliveries	7,538	8,545	8,047	8,017	7,335
Number of customers-end of period	14,388	14,454	14,246	13,993	13,919
Average Mcf use per
residential customer	93.8	119.1	117.4	117.8	116.8
Average revenue per residential
customer	$897.71	1,250.44	819.00	822.57	814.33
Number of degree days (1)	5,629	6,809	6,333	6,241	5,979
Percent (warmer) colder than avg.	(13.1)	5.0	(2.6)	(4.3)	(9.3)
Peak day deliveries (Mcf)	52,467	53,523	57,642	51,770	44,250
Number of rental appliances in service	6,179	6,213	6,263	6,430	6,409
Miles of mains	402.3	398.4	396.5	394.6	391.7
Investment in gas plant (at cost)	$23,980,978	22,940,150	22,251,342	21,667,115	21,396,130
Stockholders equity per share	$9.06	10.63	10.98	11.11	11.73

(1) Fifeteen year average degree days: 6,477

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

Rich May, A Professional Corporation

Boston, Massachusetts