Form 10QSB
period 2003-01-31
CORNING NATURAL GAS CORP
filed 2003-02-18
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For The Quarter Ended December 31, 2002

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

Number of shares of Common Stock outstanding at the end of the quarter. 483,000

There is only one class of Common Stock and no Preference Stock outstanding.

CORNING NATURAL GAS CORPORATION

FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2002

Managements Discussion & Analysis

As the Companys business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2003 may be.

Consolidated revenue of $6,905,900 for the quarter increased $1,072,000 compared to the same quarter last year due primarily to an increase in utility revenue as a result of much colder weather. Additionally, Corning Realty revenues increased $256,000 due to an increase in units sold.

Consolidated net income for the quarter was $130,200 compared to net income of $133,900 in the same quarter the previous year. A net loss of $15,000 was experienced in the utility operations compared to earnings of $26,100 last year. The Appliance Company earnings of $29,300 compares to earnings of $72,500 the same quarter last year. The utility and Appliance earnings reduction stem from an increase in liability insurance and pension and post retirement expenses. Corning Realty experienced a profit of $64,500 for the quarter compared to a loss of $6,300 for the same quarter last year, due to the increase in revenue mentioned above. The Foodmart Plaza produced earnings of $17,300 compared to $21,400 last year. The Tax Center International earnings of $29,000 are up from $21,800 last year. Corning Mortgage experienced earnings of $5,000 compared to a loss of $1,700 last year.

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
	Gas	Appliance	Tax	Corning	Foodmart	Corning
	Company	Corporation	Center	Realty	Plaza	Mortgage	Total
Revenue:(1)
03:	4,887,874	707,978	121,980	1,103,726	72,669	11,712	6,905,939
02:	4,105,626	714,371	97,171	847,500	67,768	1,485	5,833,921

Net income (loss)
03:	(15,038)	29,342	28,991	64,504	17,339	5,023	130,161
02:	26,128	72,512	21,786	(6,275)	21,394	(1,685)	133,860

Interest Income: (1)
03:	20,568	14,909	2,567	----------	35	----------	38,079
02:	25,671	23,944	2,634	----------	----------	----------	52,249

Interest Expense: (1)
03:	256,147	6,233	121	22,832	17,056	3,071	305,460
02:	288,332	4,157	124	36,819	12,908	3,917	346,257

Total assets: (1)&(2)
03:	28,872,172	4,108,241	478,466	1,634,147	1,139,606	202,393	36,435,025
02:	31,450,277	4,192,343	351,832	1,910,678	1,142,299	219,764	39,267,193

Depreciation and amortization:
03:	124,784	52,405	3,409	12,640	7,966	---------	201,204
02:	122,830	57,305	3,209	43,694	7,565	---------	234,603
Income tax expense:
03:	29,773	9,747	15,245	35,897	(11,810)	2,778	81,630
02:	36,570	37,677	11,269	(3,233)	(11,021)	(868)	70,394

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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates a review, at least annually, for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to existing goodwill and intangible assets, and such assets acquired after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted this standard as of October 1, 2002, and no longer amortizes its existing goodwill after that date. The Company completed its initial assessment of the carrying value of goodwill and concluded that an impairment charge was not required.

The effect of the amortization of the Companys existing goodwill on net income, and basic and diluted net income per share for the quarters ended December 31, 2002 and December 31, 2001, respectively, is as follows:
	For the quarter ended
	December 31,	December 31,
	2002	2001
Net Income:
Reported net income	$130,161	$133,860
Goodwill amortization	--	19,500
Adjusted net income	$130,161	$153,360

Basic and diluted net income per share:
Reported basic and diluted net income per share	$0.278	$0.291
Goodwill amortization	--	0.042
Adjusted basic and diluted net income per share	$0.278	$0.333

During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." There was no effect on the Companys consolidated financial position, results of operations or cash flows resulted from the adoption of SFAS No. 144 during the quarter ended December 31, 2002.

In June 2002, The Financial Accounting Standards Board ( FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this Standard will have a material effect on the Companys consolidated financial position, results of operations or cash flows.

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

There were no sales of unregistered securities (debt or equity) during the quarter ended Dec 31, 2002.

Controls and Procedures

a. Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Thomas K. Barry, our Chief Executive Officer, and Kenneth J. Robinson, our Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Barry and Robinson concluded that, as of the date of their evaluation, our disclosure controls were effective.

b. Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:
February 14, 2003	/S/ THOMAS K. BARRY
Thomas K. Barry, Chairman of the Board,
President and CEO.

Date:
February 14, 2003	/S/KENNETH J. ROBINSON
Kenneth J. Robinson, Chief Financial Officer

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB

		Quarter Ended
	December 31, 2002		December 31, 2001
Utility Operating Revenues	$4,887,874		$4,105,626

Cost and Expense
Operating Expense	4,637,709		3,783,955
Interest Expense	251,837		281,927
Income Tax	29,773		36,570
Other Deductions, Net	4,311		6,405
Total Costs and Expenses	4,923,630		4,108,857

Utility Operating Loss	(35,756)		(3,231)

Other Income	20,718		29,359

Corning Natural Gas Appliance Corp
Operating Revenues	707,978		714,371
Depreciation	52,405		57,305
Operating Expense	616,484		546,877
Federal Income Tax	9,747		37,677
Equity in Earnings of Assoc Cos	115,857		35,220
Net Income Of Appliance Corp.	145,199		107,732
Net Income	$130,161		$133,860

Weighted Average earnings per Share-
basic & diluted	$0.278		$0.291

Weighted average earnings per share= Net Income as shown above divided by 467,667 and
460,000 shares at December 31, 2002 and 2001, respectively.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Assets	December 31, 2002	September 30, 2002

Plant:
Utility property, plant and equipment	$24,365,485	$23,980,978
Non-utility - property, plant and equipment	4,424,643	4,394,455
Less accumulated depreciation	11,049,898	10,846,228
Total plant utility and non-utility net	17,740,230	17,529,205

Investments:
Marketable securities available for sale at fair value	1,408,408	1,249,551
Investment in joint venture and associated companies	202,191	200,416
Total investments	1,610,599	1,449,967

Current assets:
Cash and cash equivalents	494,707	281,036
Customer accounts receivable, less allowance for uncollectibles	2,494,228	1,398,496
Gas stored underground, at average cost	1,614,145	1,599,178
Gas and appliance inventories	563,021	654,839
Prepaid expenses	507,565	635,321
Prepaid income taxes	180,006	35,478
Total current assets	5,853,672	4,604,348

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Unrecovered gas costs	1,320,270	761,172
Other	263,960	485,034
Goodwill	1,493,719	1,493,719
Unamortized debt issuance cost	301,253	306,642
Other	1,322,745	1,207,233
Total deferred debits and other assets	5,718,608	5,270,461

Total assets	$30,923,109	$28,853,981

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

	December 31, 2002	September 30, 2002
Capitalization and liabilities:

Common stockholders equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 483,000 and 460,000 shares
at December 31, 2002 and September 30, 2002, respectively.)	$2,415,000	$2,300,000
Other paid-in capital	790,886	653,346
Retained earnings	2,230,213	2,352,592
Accumulated other comprehensive loss-
on securities available for sale	(1,088,849)	(1,137,098)
Total common stockholders equity	4,347,250	4,168,840

Long-term debt, less current installments	10,499,612	10,593,738

Current liabilities:
Current portion of long-term debt	528,268	416,005
Borrowings under lines-of-credit	6,850,000	5,475,000
Accounts payable	2,617,808	2,262,896
Accrued expenses	610,413	593,686
Customer deposits and accrued interest	505,137	795,061
Deferred income taxes	473,588	473,588
Accrued general taxes	66,857	57,513
Supplier refunds	89,157	59,212
Total current liabilities	11,741,228	10,132,961

Deferred credits and other liabilities:
Deferred income taxes	1,869,346	1,581,536
Deferred compensation and post-retirement
benefits	1,587,856	1,724,658
Deferred pension costs	582,054	422,660
Other	295,763	229,588
Total deferred credits and other liabilities	4,335,019	3,958,442

Commitments

Total capitalization and liabilities	$30,923,109	$28,853,981

See accompanying notes to consolidated financial statements.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Quarter Ended December 31, 2002 and 2001
Unaudited
Form 10-QSB

	December 31, 2002	December 31, 2001

Cash flows from operating activities:
Net income	$130,161	$133,860
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	201,204	234,603
Unrealized (gain) loss on investment	(73,103)	1,441
Gain on sale of marketable securities	(137)	(3,371)
Deferred income taxes	287,810	349,365

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,095,732)	(1,072,126)
Gas stored underground	(14,967)	(2,303,279)
Gas and appliance inventories	91,818	41,209
Prepaid expenses	127,756	274,716
Unrecovered gas costs	(559,098)	(835,923)
Prepaid income taxes	(144,528)	(78,565)
Deferred charges - pension and other	264,956	67,238
Increase (decrease) in:
Accounts payable	354,912	(300,894)
Customer deposit liability	289,924	217,684
Accrued general taxes	9,344	7,695
Supplier refunds	29,945	7,897
Other liabilities and deferred credits	(14,555)	(94,921)
Net cash used in operating activities	(694,138)	(3,353,371)

Cash flow from investing activities:
Purchase of securities available for sale	(78,488)	(47,971)
Investment in joint venture	0	(5,250)
Capital expenditures, net of minor disposals	(406,840)	(271,284)
Net cash used in investing activities	(485,328)	(324,505)

Cash flows from financing activities:
Net borrowings under lines-of-credit	1,375,000	4,224,151
Cash dividends paid	0	(149,500)
Borrowings on (repayment of) long-term debt	18,137	(103,291)
Net cash provided by financing activities	1,393,137	3,971,360
Net increase (decrease) in cash	213,671	293,484

Cash and cash equivalents at beginning of period	281,036	225,239

Cash and cash equivalents at end of period	$494,707	$518,723

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$280,474	$311,954

Income taxes	$5,648	$29,500

See accompanying notes to consolidated financial statements.

Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act filed as part of the 10-QSB for Quarter Ended December 31, 2002.

Presented on signature page of 10-QSB

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: February 14, 2003

/s/Thomas K. Barry

Chairman of the Board, Chief Executive Officer

/s/Kenneth J. Robinson

Executive Vice President, Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES/OXLEY ACT OF 2002
We, Thomas K. Barry and Kenneth J. Robinson, certify that:
1. We have reviewed this quarterly report on Form 10-QSB of Corning Natural Gas Corporation,
2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and ourselves have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. We have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 14, 2003
/s/ Thomas K. Barry	/s/ Kenneth J. Robinson
Chairman of the Board,	Executive Vice President,
Chief Executive Officer	Chief Financial Officer