Form 10QSB
period 2003-03-31
CORNING NATURAL GAS CORP
filed 2003-05-15
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No _X__.

Number of shares of Common Stock outstanding at the end of the quarter. 483,000

There is only one class of Common Stock and no Preference Stock outstanding.

CORNING NATURAL GAS CORPORATION FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2003

Managements Discussion & Analysis

As the Companys business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2003 may be.

Consolidated revenue of $10,715,000 for the quarter increased $1,104,000 compared to the same quarter last year due primarily to an increase in utility revenue as a result of much colder weather.

Consolidated net income for the quarter was $320,000 compared to net income of $658,200 in the same quarter the previous year. Earnings of $381,300 were experienced in the utility operations compared to earnings of $641,600 last year. The Appliance Company experienced a net loss of $61,100 compared to a net loss of $6,100 the same quarter last year. The utility and Appliance earnings reduction stem from an increase in liability insurance and pension and post retirement expenses. Corning Realty experienced a net loss of $39,300 for the quarter compared to a loss of $32,700 for the same quarter last year. The Foodmart Plaza experienced a net loss of $1,600 compared to earnings of $18,100 last year. The Tax Center International earnings of $37,700 are up from $34,500 last year. Corning Mortgage experienced earnings of $3,300 compared to $2,700 last year.

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
	Gas	Appliance	Tax	Corning	Foodmart	Corning
	Company	Corporation	Center	Realty	Plaza	Mortgage	Total
Revenue:(1)
-03:	$14,097,114	$1,244,862	$276,517	$1,813,526	$132,583	$20,055	$17,584,657
-02:	$12,210,347	$1,202,012	$228,931	$1,659,282	$136,035	$8,283	$15,444,890

Net income (loss):
-03:	$366,191	(31,337)	66,694	25,165	15,236	8,334	$450,283
-02:	$667,728	66,383	56,324	(38,969)	39,527	1,030	$792,023

Interest Income: (1)
-03:	$17,484	36,317	4,862	--------	--------	--------	$58,663
-02:	$37,799	42,317	4,777	--------	--------	--------	$84,893

Interest Expense: (1)
-03:	$515,542	10,392	121	43,127	33,895	5,276	$608,353
-02:	$560,802	11,870	236	66,862	30,867	6,103	$676,740

Total assets: (1)&(2)
-03:	$30,003,654	3,873,469	541,241	1,686,607	1,170,013	195,928	$37,470,912
-02:	$29,238,476	3,601,353	396,880	1,908,894	1,158,667	218,952	$36,523,222

Depreciation and amortization:
-03:	$256,365	105,615	6,818	28,413	15,932	--------	$413,143
-02:	$254,812	116,593	6,440	88,316	15,231	--------	$481,392

Income tax expense:
-03:	$301,045	(14,441)	34,667	15,630	(10,639)	4,484	$330,746
-02:	$402,062	37,626	29,016	(20,075)	(20,362)	531	$428,798

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

The effect of the amortization of the Companys existing goodwill on net income, and basic and diluted net income per share for the quarters ended March 31, 2003 and March 31, 2002, respectively, is as follows:
	For the quarter ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002
Net Income:
Reported net income	$320,122	$658,163	$450,283	$792,023
Goodwill amortization	--	19,500	--	39,000
Adjusted net income	$320,122	$677,663	$450,283	$831,023

Basic and diluted net income per share:
Reported basic and diluted net income perweighted average share	$0.663	$1.431	$0.947	$1.722
Goodwill amortization	--	0.042	--	0.042
Adjusted basic and diluted net incomeper share	$0.663	$1.473	$0.947	$1.764

During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." There was no effect on the Companys consolidated financial position, results of operations or cash flows resulted from the adoption of SFAS No. 144 during the quarter ended March 31, 2003.

In June 2002, The Financial Accounting Standards Board ( FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement is effective for exit or disposal activities initiated after December 31, 2002. This Standard will not have a material effect on the Companys consolidated financial position, results of operations or cash flows.

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

There were no sales of unregistered securities (debt or equity) during the quarter ended March 31, 2003.

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

May 14, 2003

Thomas K. Barry, Chairman of the Board, President and CEO.

Date:

May 14, 2003

Kenneth J. Robinson, Chief Financial Officer

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB

	Quarter Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Utility Operating Revenues	$9,209,240	$8,104,721	$14,097,114	$12,210,347

Cost and Expense
Operating Expense	8,268,078	6,834,118	12,905,787	10,618,073
Interest Expense	263,705	278,875	515,542	560,802
Income Tax	273,742	365,492	301,045	402,062
Other Deductions, Net	4,332	4,180	8,643	10,585
Total Costs and Expenses	8,809,857	7,482,665	13,731,017	11,591,522

Utility Operating Income	399,383	622,056	366,097	618,825

Other (Expense)Income	(18,154)	19,544	94	48,903

Corning Natural Gas Appliance Corp.
Operating Revenues	558,293	487,641	1,281,179	1,202,012
Cost and Expense
Depreciation Expense	53,210	59,288	105,615	116,593
Operating Expense	562,095	434,533	1,221,854	981,410
Federal Income Tax Expense(Benefit)	(4,694)	51	(14,441)	37,626
Equity in Earnings of Assoc Cos	599	22,692	115,941	57,912
Income(Loss) of Appliance Corp.	(61,107)	16,563	84,092	124,295
Net Income	$320,122	$658,163	$450,283	$792,023

Weighted average earnings per share-
basic & diluted	$0.663	$1.431	$0.947	$1.722

Weighted average earnings per share = Net income as shown above divided by 483,000 and 460,000 shares for quarters ended March 31, 2003 and 2002, respectively and
475,333 and 460,000 shares for six months ended March 31, 2003 and 2002, respectively.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Assets	March 31, 2003	September 30, 2002

Plant:
Utility property, plant and equipment	$24,493,562	$23,980,978
Non-utility - property, plant and equipment	4,546,947	4,394,455
Less accumulated depreciation	11,251,595	10,846,228
Total plant utility and non-utility net	17,788,914	17,529,205

Investments:
Marketable securities available for sale at fair value	1,451,240	1,249,551
Investment in joint venture and associated companies	195,727	200,416
Total investments	1,646,967	1,449,967

Current assets:
Cash and cash equivalents	154,096	281,036
Customer accounts receivable, less allowance for uncollectibles	5,297,112	1,398,496
Gas stored underground, at average cost	738,817	1,599,178
Gas and appliance inventories	564,171	654,839
Prepaid expenses	722,589	635,321
Prepaid income taxes	4,020	35,478
Total current assets	7,480,805	4,604,348

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Unrecovered gas costs	884,185	761,172
Other	237,564	485,034
Goodwill net of amortization	1,493,719	1,493,719
Unamortized debt issuance cost	295,863	306,642
Other	1,212,509	1,207,233
Total deferred debits and other assets	5,140,501	5,270,461

Total assets	$32,057,187	$28,853,981

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Capitalization and liabilities:	March 31, 2003	September 30, 2002

Common stockholders' equity:
Common stock (common stock $5.00 par value per share.
Authorized 1,000,000 shares; issued and outstanding
483,000 and 460,000 shares at March 31, 2003 and
September 30, 2002, respectively.)	$2,415,000	$2,300,000
Other paid-in capital	790,886	653,346
Retained earnings	2,550,337	2,352,592
Accumulated other comprehensive loss-
net unrealized loss on securities available for sale and
minimum pension liability	(862,277)	(1,137,098)
Total common stockholders' equity	4,893,946	4,168,840

Long-term debt, less current installments	10,442,121	10,593,738

Current liabilities:
Current portion of long-term debt	528,268	416,005
Borrowings under lines-of-credit	5,425,000	5,475,000
Accounts payable	4,731,227	2,262,896
Accrued expenses	779,743	593,686
Customer deposits and accrued interest	417,166	795,061
Deferred income taxes	473,588	473,588
Accrued general taxes	0	57,513
Supplier refunds	74,529	59,212
Total current liabilities	12,429,521	10,132,961

Deferred credits and other liabilities:
Deferred income taxes	1,838,418	1,581,536
Deferred compensation and post-retirement
benefits	1,638,975	1,724,658
Deferred pension costs	530,625	422,660
Other	283,581	229,588
Total deferred credits and other liabilities	4,291,599	3,958,442

Concentrations and commitments

Total capitalization and liabilities	$32,057,187	$28,853,981

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Unaudited
Form 10 QSB	Six Months Ended

	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net income	$450,283	$792,023
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	413,143	481,392
Unrealized gain on investment	(73,103)	(92)
Gain on sale of marketable securities	(137)	(10,638)
Deferred income taxes	256,882	608,341

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,898,616)	(1,888,971)
Gas stored underground	860,361	(817,255)
Gas and appliance inventories	90,668	36,473
Prepaid expenses	(87,268)	46,290
Unrecovered gas costs	(123,013)	875,777
Prepaid income taxes	31,458	(216,258)
Deferred charges - pension and other	242,194	111,501
Increase (decrease) in:
Accounts payable	2,468,331	(55,670)
Customer deposit liability	(377,895)	(363,180)
Accrued general taxes	(57,513)	113,347
Supplier refunds	15,317	(73,818)
Other liabilities and deferred credits	377,776	(352,719)
Net cash provided by(used in) operating activities	588,868	(713,457)

Cash flow from investing activities:
Purchase of securities available for sale	(78,488)	(106,837)
Investment in joint venture	0	(5,250)
Capital expenditures, net of minor disposals	(547,966)	(483,263)
Net cash used in investing activities	(626,454)	(595,350)

Cash flows from financing activities:
Net (repayments)borrowings under lines-of-credit	(50,000)	2,044,767
Cash dividends paid	0	(299,000)
Repayment of long-term debt	(39,354)	(323,747)
Net cash (used in)provided by financing activities	(89,354)	1,422,020
Net (decrease)increase in cash and cash equivalents	(126,940)	113,213

Cash and cash equivalents at beginning of period	281,036	225,239

Cash and cash equivalents at end of period	$154,096	$338,452

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$778,856	$645,681

Income taxes	$184,398	$119,500

Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley

Act filed as part of the 10-QSB for Quarter Ended March 31, 2003.

Presented on signature page of 10-QSB

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: May 14, 2003

Thomas K. Barry, Chairman of the Board,

Chief Executive Officer

Kenneth J. Robinson, Executive Vice President,

Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
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
5. We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors:
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
Date: May 14, 2003

Thomas K. Barry, Chairman of the Board,

Kenneth J. Robinson, Executive Vice President,

Chief Executive Officer

Chief Financial Officer