Form 10QSB
period 2003-06-30
CORNING NATURAL GAS CORP
filed 2003-08-15
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2003

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

CORNING NATURAL GAS CORPORATIONFORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2003

Managements Discussion & Analysis

As the Companys business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2003 may be.

Consolidated revenue of $6,285,000 for the quarter increased $1,203,000 compared to the same quarter last year due primarily to increased billing rates.

Consolidated net loss for the quarter was $206,000 compared to a net loss of $130,400 in the same quarter the previous year. A net loss of $206,500 was experienced in the utility operations compared to a loss of $170,300 last year. The Appliance Company experienced a net loss of $83,800 compared to a net loss of $9,300 the same quarter last year. The utility and Appliance earnings reduction stem from an increase in liability insurance and pension and post retirement expenses. Corning Realty produced earnings of $13,200 for the quarter compared to a loss of $1,200 for the same quarter last year. The Foodmart Plaza experienced earnings of $16,200 compared to earnings of $15,300 last year. The Tax Center International earnings of $40,500 are up from $35,000 last year. Corning Mortgage experienced earnings of $14,000 compared to a slight loss of $34 last year.

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
	Gas	Appliance	Tax	Corning	Foodmart	Corning	Total
	Company	Corporation	Center	Realty	Plaza	Mortgage
Revenue:(1)
03:	$18,567,337	$1,763,516	$440,889	$2,852,392	$198,108	$46,923	$23,869,165
02:	$15,640,648	$1,664,183	$362,204	$2,643,983	$202,291	$13,390	$20,526,699

Net income (loss):
03:	$177,394	(115,114)	107,201	38,399	31,495	22,352	$261,727
02:	$497,452	57,105	91,393	(40,152)	54,850	996	$661,644

Interest Income: (1)
03:	$20,094	53,274	7,371	--------	--------	--------	$80,739
02:	$48,658	59,343	7,236	--------	--------	--------	$115,237

Interest Expense: (1)
03:	$845,176	14,418	121	66,928	47,409	8,596	$982,648
02:	$815,752	16,602	236	89,710	45,958	10,125	$978,383

Total assets: (1)&(2)
03:	$28,320,077	3,929,975	606,691	1,741,915	1,154,930	216,605	$35,970,193
02:	$27,244,657	3,613,066	453,760	1,912,208	1,147,435	218,608	$34,589,734

Depreciation and amortization:
03:	$383,233	159,838	10,408	44,502	23,898	--------	$621,879
02:	$380,088	174,143	9,684	133,032	22,980	--------	$719,927

Income tax expense(benefit):
03:	$184,037	(61,879)	54,372	22,536	(19,626)	11,867	$191,307
02:	$364,649	33,321	48,355	(20,745)	(29,037)	556	$397,099

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

The effect of the amortization of the Companys existing goodwill on net income, and basic and diluted net income per share for the quarters ended June 30, 2003 and June 30, 2002, respectively, is as follows:

	For the quarter ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2,002	2003	2,002
Net Income(loss):
Reported net income(loss)	$(206,252)	$(130,379)	$261,727	$661,644
Goodwill amortization	--	19,500	--	58,500
Adjusted net income(loss)	$(206,252)	$(110,879)	$261,727	$720,144

Basic and diluted net income(loss) per share:
Reported basic and diluted net income
(loss) per weighted average share	$(0.427)	$(0.283)	$0.551	$1.566
Goodwill amortization	--	0.042	--	0.042
Adjusted basic and diluted net income (loss) per share	$(0.427)	$(0.241)	$0.551	$1.608

The following tables set forth total comprehensive income (loss) for the quarter and nine month periods indicated below.
		Quarter ended
	June 30,		June 30,
	2003		2002

Net loss	$(206,252)		$(130,379)
Other comprehensive income(loss)	83,674		(97,446)
Total comprehensive loss	$(122,578)		$(227,825)

		Nine months ended
	June 30,		June 30,
	2,003		2,002

Net earnings	$261,727		$661,644
Other comprehensive income(loss)	358,495		(49,698)
Total comprehensive income	$620,222		$611,946

During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." There was no effect on the Companys consolidated financial position, results of operations or cash flows resulted from the adoption of SFAS No. 144 for the nine months ended June 30, 2003.

In June 2002, The Financial Accounting Standards Board ( FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement will not have a material effect on the Companys consolidated financial position, results of operations or cash flows.

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

There were no sales of unregistered securities (debt or equity) during the quarter ended June 30, 2003.

Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report Form 10-QSB the Company carried out an evaluation, under the supervision and with the participation of the Companys management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15). Based upon that evaluation, or Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

b. Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURESIn accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

August 14, 2003

_________________________________

Thomas K. Barry, Chairman of the Board,

President and CEO.

Date:

August 14, 2003

_________________________________

Kenneth J. Robinson, Chief Financial Officer

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Assets	June 30, 2003	September 30, 2002

Plant:
Utility property, plant and equipment	$24,746,798	$23,980,978
Non-utility - property, plant and equipment	4,600,974	4,394,455
Less accumulated depreciation	11,441,123	10,846,228
Total plant utility and non-utility net	17,906,649	17,529,205

Investments:
Marketable securities available for sale at fair value	1,622,866	1,249,551
Investment in joint venture and associated companies	216,403	200,416
Total investments	1,839,269	1,449,967

Current assets:
Cash and cash equivalents	187,647	281,036
Customer accounts receivable, less allowance for uncollectibles	2,510,696	1,398,496
Gas stored underground, at average cost	1,659,084	1,599,178
Gas and appliance inventories	609,287	654,839
Prepaid expenses	863,273	635,321
Prepaid income taxes	35,947	35,478
Total current assets	5,865,934	4,604,348

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Unrecovered gas costs	721,673	761,172
Other	158,376	485,034
Goodwill net of amortization	1,486,458	1,493,719
Unamortized debt issuance cost	296,068	306,642
Other	1,209,957	1,207,233
Total deferred debits and other assets	4,889,193	5,270,461

Total assets	$30,501,045	$28,853,981

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Capitalization and liabilities:	June 30, 2003	September 30, 2002

Common stockholders equity:
Common stock (common stock $5.00 par value per share.
Authorized 1,000,000 shares; issued and outstanding
483,000 and 460,000 shares at June 30, 2003 and
September 30, 2002, respectively.)	$2,415,000	$2,300,000
Other paid-in capital	790,886	653,346
Retained earnings	2,361,779	2,352,592
Accumulated other comprehensive loss-
net unrealized loss on securities available for sale and
minimum pension liability	(778,603)	(1,137,098)
Total common stockholders equity	4,789,062	4,168,840

Long-term debt, less current installments	10,383,943	10,593,738

Current liabilities:
Current portion of long-term debt	528,268	416,005
Borrowings under lines-of-credit	6,130,000	5,475,000
Accounts payable	2,577,765	2,262,896
Accrued expenses	627,454	593,686
Customer deposits and accrued interest	415,900	795,061
Deferred income taxes	473,588	473,588
Accrued general taxes	0	57,513
Supplier refunds	75,558	59,212
Total current liabilities	10,828,533	10,132,961

Deferred credits and other liabilities:
Deferred income taxes	1,801,777	1,581,536
Deferred compensation and post-retirement
benefits	1,636,208	1,724,658
Deferred pension costs	741,284	422,660
Other	320,238	229,588
Total deferred credits and other liabilities	4,499,507	3,958,442

Concentrations and commitments

Total capitalization and liabilities	$30,501,045	$28,853,981

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB

	Quarter Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Utility Operating Revenues	$4,470,224	$3,430,301	$18,567,338	$15,640,648

Cost and Expense
Operating Expense	4,461,992	3,406,272	17,367,779	14,024,345
Interest Expense	329,633	254,950	845,175	815,752
Income Tax	(117,008)	(37,413)	184,037	364,649
Other Deductions, Net	5,443	(6,247)	14,086	4,338
Total Costs and Expenses	4,680,060	3,617,562	18,411,077	15,209,084

Utility Operating Income(Loss)	(209,836)	(187,261)	156,261	431,564

Other Income	3,348	16,985	21,132	65,888

Corning Natural Gas Appliance Corp.
Operating Revenues	482,337	462,171	1,763,516	1,664,183
Cost and Expense
Depreciation Expense	54,223	57,550	159,838	174,143
Operating Expense	559,333	418,203	1,780,671	1,399,613
Federal Income Tax Expense(Benefit)	(47,438)	(4,305)	(61,879)	33,321
Equity in Earnings of Assoc Cos	84,017	49,174	199,448	107,086
Income of Appliance Corp.	236	39,897	84,334	164,192
Net Income(Loss)	($206,252)	($130,379)	$261,727	$661,644

Weighted average earnings(loss) per share-
basic & diluted	($0.427)	($0.283)	$0.551	$1.438

Weighted average earnings per share = Net income(loss) as shown above divided by 483,000 and 460,000 shares for quarters ended June 30, 2003 and 2002, respectively and
475,333 and 460,000 shares for nine months ended June 30, 2003 and 2002, respectively.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2003
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$261,727	$661,644
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	616,210	719,927
Other	(17,700)	(37,311)
Deferred income taxes	220,241	747,710

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,112,200)	(329,645)
Gas stored underground	(59,906)	(521,752)
Gas and appliance inventories	45,552	40,336
Prepaid expenses	(227,952)	(124,509)
Unrecovered gas costs	39,497	1,285,088
Prepaid income taxes	(469)	(305,715)
Deferred charges - pension and other	696,448	(71,986)
Increase (decrease) in:
Accounts payable	314,869	(372,351)
Customer deposit liability	(379,161)	(368,988)
Accrued general taxes	(57,513)	243,995
Supplier refunds	16,346	(73,814)
Other liabilities and deferred credits	44,002	(365,040)
Net cash used in operating activities	399,991	1,127,589

Cash flow from investing activities:
Purchase of securities available for sale	(158,247)	(127,062)
Investment in joint venture	0	(5,250)
Capital expenditures, net of minor disposals	(892,601)	(832,299)
Net cash used in investing activities	(1,050,848)	(964,611)

Cash flows from financing activities:
Net borrowings under lines-of-credit	655,000	464,767
Dividends paid	0	(299,000)
Repayment of long-term debt	(97,532)	(379,553)
Net cash provided by financing activities	557,468	(213,786)
Net decrease in cash	(93,389)	(50,808)

Cash and cash equivalents at beginning of period	281,036	225,239

Cash and cash equivalents at end of period	$187,647	$174,431

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$923,294	$912,402

Income taxes	$201,898	$129,500

Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act filed as part of the 10-QSB for Quarter Ended June 30, 2003.

Presented on signature page of 10-QSB

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: August 14, 2003

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
4. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and we have:
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
Date: August 14, 2003

Thomas K. Barry, Chairman of the Board, Chief Executive Officer

Kenneth J. Robinson, Executive Vice President, Chief Financial Officer