Form 10KSB
period 2003-09-30
CORNING NATURAL GAS CORP
filed 2004-01-12
CIK 24751

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)
For the fiscal year ended September 30, 2003
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

Common Stock - $5.00 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSV. (X)

Revenues for 12 month period ended September 30, 2003 $27,932,000

The aggregate market value of the 435,943 shares of the Common Stock held by non-affiliates of the Registrant at the $12.10 average of bid and asked prices as of December 1, 2003 was 5,274,910.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2003 = 508,191.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrants Annual Report to Shareholders for the twelve month period ended September 30, 2003, and definitive proxy statement and notice of annual meeting of shareholders, dated January 2, 2004 are incorporated by reference into Part I, Part II and Part III hereof.

Information contained in this Form 10-KSB and the Annual Report to shareholders for fiscal 2003 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

CORNING NATURAL GAS CORPORATION

FORM 10-KSB

For the 12 Month Period Ended September 30, 2003

Part I

ITEM 1 - DESCRIPTION OF BUSINESS

(a) Business Development

Corning Natural Gas Corporation (the "Company" or "Registrant"), incorporated in 1904, is a natural gas utility. The Gas Company purchases its entire supply of gas, and distributes it through its own pipeline distribution and transmission systems to residential, commercial, industrial and municipal customers in the Corning, New York area and to two other gas utilities which service the Elmira and Bath, New York areas. The Gas Company is under the jurisdiction of the Public Service Commission of New York State which oversees and sets rates for New York gas distribution companies. Effective September 15, 2003, the Company operates as five operating segments, the Gas Company, Tax Center International, Corning Mortgage, Corning Realty and Foodmart Plaza. The Tax Center provides tax preparation, accounting and payroll services to approximately 1200 clients. Corning Realty is a residential and commercial real estate business with approximately 70 agents operating in three neighboring counties. Foodmart Plaza is a retail complex consisting of eight tenants under multi-year leases anchored by a major supermarket. An equal joint venture between Elmira Savings & Loan(a local commercial bank) and Corning Mortgage Company, LLC has been formed to start a mortgage lending services company, Choice One Lending LLC.

Discontinued Operations

The assets of the Appliance Company were sold to a small group of primarily local investors and the transaction was completed in mid-September 2003. The assets, which consisted primarily of rented appliances in service, inventory, displays, equipment and vehicles were sold for $1,992,400 including the $240,000 discussed below. The Company received $1,152,400 in cash and loaned the buyers $600,000 with interest at the rate of 6.25% which is to be repaid within five years. The remaining $240,000 is to be received in $80,000 increments at the conclusion of each of three years if the newly formed Company attains specific revenue levels during each of those three periods. Assuming revenue levels are achieved, the Company could experience a pre-tax profit of $364,740 on the sale of this business of which $124,740 was recognized during fiscal 2003.

(b) Business of Issuer

(1) The Gas Company maintains a gas supply portfolio of numerous contracts and is not dependent on a single supplier. Additionally, the Gas Company has capabilities for storing 662,050 Dt through storage operations with two of its suppliers. The Gas Company had no curtailments during fiscal 2003 and expects to have an adequate supply available for its customers during fiscal 2004 providing that no abnormal conditions or actions occur.

(2) The Gas Company is franchised to supply gas service in all of the political subdivisions in which it operates.

(3) Since the Gas Companys business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales for different periods vary depending on variations in temperature, but the Companys Weather Normalization Clause (WNC) serves to stabilize net revenue from the effects of temperature variations. The WNC allows the Company to adjust customer billings to compensate for fluctuations in net revenue caused by temperatures which are higher or lower than the thirty year average temperature for the period. Degree days, which represent the number of degrees that the average daily temperature falls below 65 degrees Fahrenheit, totaled 7,434 for the period October 1, 2002 through September 30, 2003 and 5,629 for the same period ended September 30, 2002.

(4) The Gas Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG), and Bath Electric, Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Gas Companys financial results.

(5) Historically, the Gas Companys competition in the residential market has been primarily from electricity in cooking, water heating and clothes drying, and to a very small degree, in heating. The price of gas remains low in comparison to that of electricity in the Gas Companys service territory and the Gas Companys competitive position in the residential market continues to be very strong. Approximately 99% of the Gas Companys general service customers heat with gas.

Competition from oil still exists in the industrial market. The Gas Company has been able to counteract much of this competition, to date, through the transportation of customer owned gas for a transportation charge. The customer arranges for their own gas supply, then moves it through the Companys facilities for a transportation fee. The Gas Companys transportation rate is equal to the lowest unit rate of the appropriate rate classification, exclusive of gas costs, hence the profit margin is maintained.

The real estate business is a highly competitive market in which Corning Realty is well positioned. Prudential Ambrose & Shoemaker Real Estate maintains approximately 45% of the local market. Local economy and interest rates play a factor in the outcome of the market, however, Corning Realty continues to perform well. Corning Realty is the areas largest residential real estate business that is involved in over 1,000 real estate closings annually.

There is a considerable amount of competition in the mortgage lending business, however, the business plan for Choice One Lending was compiled recognizing that this company will utilize the relationships with Corning Realty.

The impact of competition is less material in the other two segments of our business. The commercial property rented out at our Foodmart Plaza is in demand with limited competition. The services provided by the Tax Center are available from various competitors. The Tax Center has maintained a steady growth of clients regardless of that competition.

(6) The Gas Company believes compliance with present federal, state and local provisions relating to the protection of the environment will not have any material adverse effect on capital expenditures, earnings and financial position of the Company and its subsidiaries.

(7) Seventy-three persons were employed by the Company in 2003 and ninety-two in 2002.

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

ITEM 2 - DESCRIPTION OF PROPERTY

The Companys headquarters are located at 330 West William Street, Corning, NY. This structure is physically connected to the operations center.

The Gas Companys pipeline system is thoroughly surveyed each year. Any necessary replacements are included in the construction budget. Approximately 107 miles of transmission main, 299 miles of distribution main, 13,744 services and 89 measuring and regulating stations, along with various other property are owned by the Gas Company, except for one short section of 10" gas main which is under a long-term lease and is used primarily to serve Corning Incorporated. All of the above described property, which is owned by the Gas Company, is adequately insured and is subject to the lien of the Companys first mortgage indenture.

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

The Tax Center and Realty businesses are operated out of the Companys West William Street complex in combination with rented office space in various locations. The Tax Center and Realty companies own no buildings at this time.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, nor is the Company aware of any cases of any consequence which it anticipates may result in legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Additional Item

Executive Officers of the Registrant

(Including Certain Significant Employees)
		Business Experience	Years Served
Name	Age	During Past 5 Years	In This Office

Thomas K. Barry	58	Chairman of the Board of Directors	10
		President & C.E.O	19

Russell S. Miller	40	Vice President - Operations	4
		Gas Supply Manager	4

Kenneth J. Robinson	59	Executive Vice President	12

Gary K. Earley	49	Secretary & Treasurer	1
		Treasurer	11

Stanley G. Sleve	53	Vice President-Business Dev	6

Term of office is one year.(Normally from February to February)

Part II

ITEM 5 - MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market on which the Registrants common stock is traded, the range of high and low bid quotations for each quarterly period during the past two years, the amount and frequency of dividends, and a description of restrictions upon the Registrants ability to pay dividends, appear in the table below. The number of stockholders of record of the Registrants Common

Stock was 294 September 30, 2003. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

MARKET PRICE - (OTC)
			Dividend
Quarter Ended	High	Low	Declared
December 31, 2001	21.25	18.75	$.325
March 31, 2002	24.00	21.00	.325
June 30, 2002	22.00	18.50	0.00
September 30, 2002	19.25	11.00	0.00
December 31, 2002	12.25	11.10	0.00
March 31, 2003	14.50	11.75	0.00
June 30, 2003	14.00	13.30	0.00
September 30, 2003	15.00	14.00	0.00

Under the terms of a $4,700,000 senior note issued September 5, 1997, the Company may not declare or pay any dividend, or cause any other payment from retained earnings except to the extent that consolidated tangible net worth of the Company exceeds $2,000,000.

ITEM 6 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Managements discussion of financial condition and results of operations of the Company appears in the 2003 Annual Report to Shareholders which is incorporated by reference.

Managements Plans:

Management believes that the following items will contribute to both a return to positive earnings and cash flow for the coming year: 1) Fiscal year 2003 results do not reflect the total benefit to be derived from the rate increase approved by the New York State Public Service Commission (the "Commission") in our previously settled rate case. Since the effective date was January 11, 2003 three months of the increase were not included in the fiscal year 2003 results from operations. This amount is estimated to be in excess of $100,000. 2) The Company was not permitted by the Commission to record up to $174,000 of revenues until certain milestones were met at the end of the rate year, December 31, 2003. The Company will petition the Commission to include these revenues in fiscal 2004. 3) The Joint Proposal in the rate case contains certain provisions allowing the Company to petition for relief if the desired financial results are not attained. The Company expects to petition for such relief at the conclusion of the rate year, December 31, 2003. 4) The Commission disallowed interest expense incurred in the prior year of $121,000, there is no such expected event for fiscal 2004. In addition, management expects that the renegotiated debt instruments will lead to reduced interest expense, and management restructuring and reduced discretionary spending in 2004 will positively impact the financial condition of the Company. The ability of the Company to achieve profitable operations and positive cash flow is dependent upon the Companys successful implementation of Managements plans.

ITEM 7 - FINANCIAL STATEMENTS

The consolidated financial statements, together with the independent auditors report thereon of Deloitte & Touche LLP dated January 6, 2004 are included in the 2003 Annual Report to Shareholders attached hereto, and are incorporated in this Form 10-KSB by reference thereto.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements with accountants related to financial disclosure exist.

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

Exhibit	Name of Exhibit
3	A copy of the Corporations Articles of Incorporation,
as currently in effect, including all amendments, was
filed with the Companys Form 10-KSB for December 31, 1987.

3	A copy of the Corporations complete by-laws, as
currently in effect, was filed with the Corporations
report on Form 10-QSB for the quarter ended March 31, 1984.

10	A copy of the "Agreement Between Corning Natural Gas
Corporation and Local 139", dated September 1, 1998
was filed with Form 10-KSB for December 31, 1998.

10	Consulting Agreement and Employment Contracts with
three executive officers were filed with the Companys
Form 10-KSB for December 31, 1987.

10	A copy of the Service Agreement with CNG
Transmission Corporation was filed with the Companys
Form 10-KSB for December 31, 1993.

10	A copy of the Sales Agreement with Bath Electric, Gas
and Water was filed with the Companys Form 10-KSB for
December 31, 1989.

10	A copy of the Transportation Agreement between the Company
and New York State Electric and Gas Corporation was filed
with the Companys Form 10-KSB for December 31, 1992

10	A copy of the Transportation Agreement between the
Company and Corning Incorporated was filed with the
Companys Form 10-KSB for December 31, 1992.

10	A copy of the Service Agreement with Columbia Gas
Transmission Co. was filed with the Companys
10-KSB for December 31, 1993.
13	A copy of the Corporations Annual Report to
Shareholders for 2003, is filed herewith.

22	Information regarding the Companys sole subsidiary was
filed as Exhibit 22 with the Companys Form 10-KSB for
the period ended December 31, 1981.

28	Corning Natural Gas Corporation Proxy Statement is filed herewith.

99	Order from the U.S. Bankruptcy Court, Northern District of New York
re: Approval of Acquisition of Finger Lakes Gas Company was filed with the Companys 10-KSB for the period ended December 31, 1995.

99	Order from the Public Service Commission of New York State
re: Approval of Acquisition of Finger Lakes Gas Company was filed .
with the Companys 10-KSB for the period ended December 31, 1995

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K for the Appliance Corporation sale of assets during the three month period ended September 30, 2003.

Code Of Ethics

"The Company has adopted a Code of Ethics applicable to all employees. The   Code of Ethics will be posted shortly on the Companys website at http:\\www.corninggas.com.  Any person may obtain, without charge, a copy of the Companys Code of Ethics.  The Code of Ethics will be furnished upon request made in writing to:

                              Thomas K. Barry

                              Chairman of the Board of Directors

                              Corning Natural Gas Corporation

                              330 W. William Street

                              P.O. Box 58

                              Corning, New York  14830"

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

Date	December 29, 2003	THOMAS K. BARRY
Thomas K. Barry, Chairman of the Board,
President and C.E.O.

Date	December 29, 2003	GARY K. EARLEY
Gary K. Earley, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	December 29, 2003	K.J. ROBINSON
K.J. Robinson, Director

Date	December 29, 2003	DONALD R. PATNODE
Donald R. Patnode, Director

Date	December 29, 2003	T.H. BILODEAU
T.H. Bilodeau, Director

CERTIFICATION

I, Thomas K. Barry, certify that:

1. I have reviewed this annual report on Form 10-KSB of Corning Natural Gas Corporation;

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

4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 29, 2003 /s/ Thomas K. Barry

President and Chief Executive Officer

CERTIFICATION

I, Gary K. Earley, certify that:

1. I have reviewed this annual report on Form 10-KSB of Corning Natural Gas Corporation;

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

4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 29, 2003 /s/ Gary K. Earley

Treasurer

EXHIBIT 99.3

CORNING NATURAL GAS CORPORATION

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Corning Natural Gas Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas K. Barry, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of September 30, 2003 (the last date of the period covered by the Report).

/s/ Thomas K Barry

Chairman of the Board,

President and Chief Executive Officer

December 29, 2003

EXHIBIT 99.4

CORNING NATURAL GAS CORPORATION

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Corning Natural Gas Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary K. Earley, Treasurer of the Company, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of September 30, 2003 (the last date of the period covered by the Report).

/s/ Gary K. Earley Treasurer

December 29, 2003

Highlights-12 Months Ended September 30
	2003	2002
Operating Revenue	$25,530,000	21,552,000
Net (Loss) Income	$(91,500)	526,000
(Loss) Earnings Per Common Share	$(0.19)	1.14
Gas Deliveries( Mcf )	8,272,000	7,538,000
Degree Days	7,434	5,629
Total Customers	14,316	14,388
Consolidated Capital Expenditures	$1,251,000	1,366,000
Property, Plant and Equipment	$26,757,000	28,375,000

REPORT TO SHAREHOLDERS

As Robert Burns wrote "The best laid schemes o mice and men gang aft a-gley" which loosely translated means that no matter how well one plans for an event many things can and do go wrong. Going back to mid 2001 the Gas Companys accounting staff began preparing a major rate application to be filed with the New York State Public Service Commission (PSC) by the end of that year. In last years Annual Report shareholders were advised that this application was filed on December 31, 2001 but that it would take a full year to obtain a final decision from the Commission, as this is the legally prescribed process in New York State. This application, which is referred to as a rate case was rather complex and dealt with many issues. At the end of the case the Company was provided with a revenue figure that was designed to allow a rate of return on equity of 10.5 percent and would prevent, under normal circumstances, the Company from any additional filing for a period of three years. Unfortunately, the Commission dealt a serious blow to the Companys Appliance subsidiary in this proceeding as it allocated an additional $363,000 in expenses from the utility operations onto the appliance operations. Over the past decade earnings derived from the sale and rental of appliances along with the appliance service business provided approximately $200,000 to $250,000 toward consolidated after-tax profits. At the beginning of 2003 the Company examined alternative methods of operating this business and concluded that all avenues led toward significant net losses. It was clear at this point that the interests of the shareholders would best be served by selling the assets of the Appliance Company, exclusive of the non-appliance related subsidiary companies. In the meantime, losses at the rate of over $23,000 per month from appliance operations began to accumulate as the higher allocations were instituted beginning in January 2003. The results of this sale will be reviewed later on in this report. Our Company was only one of the last two utility companies in the State that still operated a successful appliance division.

Thus, our long anticipated plan for a successful 2003 began to deteriorate shortly after the new year began. Getting directly to the point, consolidated net income for fiscal 2003 amounted to a very disappointing net loss of $91,500 or a negative 19 cents per share. The Gas Company experienced a loss of $208,400 while the Appliance Company also lost $145,800 before the assets could be sold to the new owners in September 2003. On the other hand, the other subsidiaries had net earnings totaling $262,700 representing an improvement of 45 percent. We have explained the difficulties that the rate case decision imposed on the Appliance Company and how this was eventually resolved. Thus, while we will no longer enjoy the earnings historically generated from this source, we will also no longer experience further losses that most certainly would result had this Company not been sold. Let us now examine what affected the Gas operations and later on we will outline the successes of each of the other subsidiaries. First of all, it is important to understand that a slow economy did not have much of an effect upon gas deliveries. Last winter was relatively long and cold and gas deliveries to residential and commercial customers were 17 percent higher than the prior year. Total deliveries to all classes of customers in the amount of 8,272,000 Mcf were 10 percent higher than the prior year. The Company has a weather normalization clause that is meant to minimize the impact of the fluctuations in degree days from average. In 2003 the Company returned $194,000 to customers as compared with collecting an additional $249,000 in the prior year due to warmer than average weather in that period. The lack of earnings then can only be attributed to either increased expenses or a deficiency in rates charged to customers for delivery services. Examination of the Companys major expense accounts indicates that costs were well controlled in almost every instance compared with the prior year with one large exception. Two categories within the administrative and general expenses account had significant negative results. Regulated employee pensions expense increased by $326,706 and FAS 106 (post retirement benefits) expense increased by $282,803 over the prior year. The pension expense problem is directly related to the downward swing in the financial marketplace where the pension funds are invested. As the market improves this situation will eventually improve. Corporations across the country that have defined benefit pension funds were hit hard by the downturn in the economy due to this same situation. The FAS 106 expense increase was a result of accounting for this expense that was derived from the recent rate case. Management has no direct control of the $609,509 (combined) in increased expenses that are non-cash items.

In addition to the items just reviewed, the Company may not have received enough revenue allowance from the prior rate case to adequately meet its requirements and produce a reasonable rate of return. There is a provision in the joint proposal with the PSC that permits the Company to petition the Commission for relief if the actual return on equity falls below 5.5 percent. With the sale of the Appliance Company assets just before the end of the Companys fiscal year there has been some significant restructuring of employment levels and various other expenses. It is now necessary to create a complete twelve-month proforma income statement to determine if the newly restructured Gas Company has adequate rate recovery in place. Regardless, management is reviewing its option to petition the Commission for relief on other deferred accounts and anticipated large increases in areas such as property taxes and health insurance.

Capital Additions

The utility company completed another rather ambitious capital expenditures program amounting to $1,232,000 in 2003 that compares with expenditures of $1,162,000 in 2002. These amounts are significant for a company this size and cannot continue every year into the future without financial restructuring. The great majority of these expenditures went toward replacing portions of older, bare, unprotected pipelines that had a history of corrosion and leaks. The Company installed 800 feet of 12 inch, 400 feet of 10 inch and 100 feet of 8 inch pipeline on transmission line (TL) #6 that supplies the Town of Caton, Southport and Elmira. This project replaced 1,200 feet of bare, corroded pipeline installed in 1954 and placed it in a new alignment to move it 200 feet away from the nearest dwelling. The Company replaced 8,000 feet of 6 inch bare steel pipe that operates at a pressure of 275 psig, originally installed in 1932, with 8 inch plastic coated steel pipe on TL #15. This pipeline serves approximately 3,500 customers on the Bath Municipal system and an additional 300 customers on the Hammondsport system. During September of 2003 the Company replaced 1,500 feet of bare 8 inch steel pipe operating at 124 psig that was installed in 1957 on TL #11 located near a residential section in the Town of Erwin. These three major projects were installed using a process that allows for the continuous operation of the system with absolutely no interruption to customers.

Corning Natural Gas Appliance Corporation

At the beginning of 2003 management began to interview various prospective purchasers of the assets of the Appliance Corporation. This was a time consuming process due to the size of the business assets to be sold and the limited number of potential buyers. The Company was eventually sold to a small group of investors, primarily local, and the transaction was completed in mid-September, 2003. The assets, which consisted primarily of rented appliances in service, inventory, displays, equipment and vehicles were sold for $1,992,400 including the $240,000 discussed below. The Company received $1,152,400 in cash and loaned the buyers $600,000 which will be amortized and paid within five years. The remaining $240,000 will be paid in $80,000 increments at the conclusion of each of three years if the newly formed Company attains specified revenue levels during each of those three periods. Assuming revenue levels are achieved, the Company ultimately will show a pre-tax profit of $364,740 on the sale of this business of which $124,740 was earned during fiscal 2003 and $80,000 will then be earned in each of the following three years. The new owners rent space from the Company as they continue operations in the same three locations that existed before the sale. Additionally, almost all of the Appliance Corporations employees were retained by the new owners to operate the newly formed business.

Tax Center International (TCI)

The accounting and tax service business improved its revenues to $622,000 this year, an increase of over 26 percent from the prior year. Net earnings increased over 20 percent to $153,000 for fiscal 2003. When this Company was purchased in mid 1998 there were only five employees including the owner/manager, Firouzeh Sarhangi. She has more than doubled the revenues and net earnings of this organization since the first full year under current ownership and has accomplished this without advertising. Other than maintaining a very interesting web site there is no formal advertising for TCI as the business grows about as quickly as the Company can find and train employees. TCI currently employs a total of 11 people and looks forward to continued profitability and controlled growth.

Corning Realty (Realty)

The Companys real estate franchise, Prudential Ambrose & Shoemaker Real Estate, continued to improve and place itself in a better position for the future. Total gross income surpassed the $4 million mark in a relatively slow market representing an increase of nearly 12 percent over the prior year. Net earnings of $39,700 for the year were a definite improvement over a loss of $16,300 in the prior year. Management continues to strive for more overhead controls to create additional earnings in the future. In 2003, Realty combined its Elmira and Horseheads office sites into one new, modern facility also located in Horseheads. The lease on one of these offices does not expire until the end of calendar 2003, thus there are duplicate expenses plus the costs to relocate and upgrade the communication and computer systems. In short, it has been an expensive process during 2003 that will provide both financial and efficiency benefits in 2004 and beyond. Realty must continue its goal to provide improved services, training and other benefits to its real estate agents if it expects to grow and improve market share.

Corning Mortgage Company

This business has been developed to support the real estate business and consists of two parts. Choice One Lending is a mortgage lending business that exists primarily to provide mortgage capital to the clients of Prudential real estate. Town & Country LLC is a title insurance company that provides title insurance not only to the same clients but others as well. Both of these businesses are part of a partnership with a local lending institution. Additionally, both are in a growth mode as more of the Prudential real estate agents and brokers become better educated and develop a relationship with mortgage lending. These two businesses produced net earnings of $30,500 during 2003 compared with a net profit of only $1,500 in the prior year. Thus, the total real estate related businesses provided over $70,000 of net earnings during a period that included onetime reorganization expenses and growth. Our market share for the entire three-county Multiple Listing Service area has increased from 36.7 percent in 2002 to 39.3 percent for 2003. We believe this improvement is related to the efforts of our highly trained and professional sales staff and the efforts of the Company to provide resources and ancillary services that make home buying and selling a good experience in an often confusing and obstacle laden environment.

Economy

Without going into great detail, it is safe to state that the local economy has stabilized and that there appear to be no plans for additional job losses. Corning Inc., the areas major employer, has returned to profitability in the quarter ending September 30, 2003 as they had predicted. Their future looks improved, although there is little optimism for rapid growth. There is very little new housing or commercial construction since the national and local economy took a downturn, however, there is a significant amount of housing turnaround. This does help to stimulate businesses such as real estate, service providers, hardware, furniture and related goods. The general mood appears to be improving and the local economy appears to be moving in a positive direction along with the national economy.

Summary

There was a great deal accomplished during fiscal 2003 but with very little to show to shareholders at the end. Understanding that one cannot change history, it is best to put strategies in place to improve the future. The sale of the Appliance Company is now behind us. While we depended upon its profit contribution for nearly a half century, in 2003 it was in a serious losing position. That has been stopped. In its place we now have several well run, profitable subsidiary companies and they are improving. They will be closely monitored and carefully groomed to become even better producers. The utility operations need additional attention. In the process of selling the Appliance Company the utility operations were restructured. In the coming months, management will carefully examine the accounting and ratemaking processes to determine what is not included within the current rate structure. Knowing that, we will implement a plan to review problem areas with state regulators and seek appropriate rate adjustments. Regardless of where we ended up in fiscal 2003 all of the Companys staff and management are to be commended for their tireless efforts and contributions. On behalf of the Board of Directors, we would like to express our appreciation to our customers and shareholders who continue to support our efforts throughout this restructuring process.

Sincerely,

Thomas K. Barry

Chairman of the Board,

President and CEO

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

Consolidated net (loss) income amounted to $ (91,500) or $ (.19) per share in 2003 compared to $526,200 or $1.14 per share in 2002. The consolidated loss in 2003 results from a loss of $208,400 experienced by the Gas Company, a loss of $145,800 by the Appliance Company, and net income of $39,700, $39,400 and $30,500 for Corning Realty, Foodmart Plaza and Corning Mortgage respectively, and is discussed in detail in the Letter to Shareholders section of this report.

Operating Revenue

Utility operating revenue increased $3,320,300 or 19 percent due primarily to a substantial increase in gas costs. Such increases are charged to customers through the Companys Gas Adjustment Clause discussed in note 1(d) to the financial statements. Additionally, a rate increase went into effect in January 2003, providing approximately $600,000 in utility revenue. Further discussion of utility operating revenue appears in the Letter to Shareholders section of this report.

Unregulated revenue increased $764,900 or 12 percent due primarily to increased activity in the residential and commercial marketplace of the Companys real estate operating segment. Additionally, the Tax Center operating segment experienced a $128,800 revenue increase as the result of additional consulting revenue from such areas as estate planning, asset protection and retirement planning. A complete discussion of the segment results appears in the Letter to Shareholders section of this report. Revenue by operating segment can be found in note 3 to the financial statements.

Utility Operating Expenses

Purchased gas expense increased $2,767,700 or 26 percent as the result of a substantial market increase in the cost of natural gas. The Companys average cost of gas increased to $7.20 per mcf in 2003 from $5.99 per mcf the previous year.

Other operating and maintenance expense increased 24 percent due primarily to increased post-retirement expense. Federal income taxes declined $239,000 as the result of the net loss of the Gas Company. Taxes other than federal income taxes increased 6 percent due to the increase in utility operating revenue. The Company is subject to the New York public utilities gross receipts tax that is levied on all revenue.

Operating Segments

A description of the Companys five operating segments can be found in note 3 to the financial statements, which also contains the results by segment for fiscal year 2003 and 2002. In addition, a detailed discussion of the operating segments can be found in the Letter to Shareholders at the beginning of this report.

Liquidity and Capital Resources

The Company financed its 2003 capital additions of $1,251,000 through a combination of internally generated funds and short-term borrowing. The Company experienced a significant increase in gas stored underground and in short-term debt at September 30 as the result of an increase in the cost of gas during 2003. The Company has a total of $7,750,000 under lines of credit at local banks, the terms of which are disclosed in note 6 to the financial statements. The amount outstanding under these lines at September 30, 2003 is $6,550,000. The company is in the process of seeking long-term financing to be implemented in 2004 for the purpose of financing accumulated capital additions.

Regulatory Matters

On December 31, 2001 the Company filed a rate increase request with the New York Public Service Commission. The Company was granted a rate increase designed to produce additional annual revenue of $700,000 and became effective January 11, 2003. As discussed in the Letter to Shareholders, the rate case settlement agreement provides for no further rate increases for the next two years, but the Company is reviewing its options for possible relief under the settlements hardship provisions.

Critical Accounting Policies

The Companys significant accounting policies are described in the notes to the Consolidated Financial Statements. It is increasingly important to understand that the application of generally accepted accounting principles involve certain assumptions, judgements and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The most significant principles that impact the Company are discussed below.

Accounting for Utility Revenue and Cost of Gas Recognition.

The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Companys tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers. Under these mechanisms, the Company periodically adjusts its rates to reflect increases and decreases in the cost of gas. Annually, the Company reconciles the difference between the total gas costs collected from customers and the cost of gas. The Company defers any excess or deficiency and subsequently either recovers it from, or refunds it to, customers over the following twelve-month period.

Accounting for Regulated Operations - Regulatory Assets and Liabilities.

A significant portion of the Companys business is subject to regulation. The Companys regulated utility records the results of its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Accounting or Income Taxes.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company recognizes deferred income taxes for all temporary differences between the financial statement and tax basis of assets and liabilities at currently enacted income tax rates. SFAS No. 109 also requires recognition of the additional deferred income tax assets and liabilities for temporary differences when regulators have flowed through income tax benefits or costs to ratepayers. Regulatory assets or liabilities corresponding to such additional deferred tax assets or liabilities may be recorded to the extent the Company believes they will be recoverable from or payable to customers through the ratemaking process. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forwardlooking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Companys business and financial results could cause actual results to differ materially from those stated in the forward-looking statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Consolidated Statements of Operations For the Years Ended September 30, 2003 and 2002

Utility Operations	2003	2002

Operating revenue:
Residential, commercial and industrial	$14,435,494	$12,096,506
Transportation	5,882,752	5,142,463
Capacity assignment	243,681	2,646

Total operating revenue	20,561,927	17,241,615

Operating expenses and taxes:
Natural gas purchased	13,531,489	10,763,813
Operating and maintenance	4,345,722	3,491,141
Taxes other than federal income taxes	1,353,956	1,265,162
Depreciation	519,089	513,278
Federal income taxes	(151,931)	87,537

Total operating expenses and taxes	19,598,325	16,120,931

Operating income from utility operations	963,602	1,120,684

Unregulated Operations

Unregulated revenue	4,968,136	4,310,724
Unregulated expenses(includes interest expense of	4,705,449	4,129,406
$176,570 for 2003 and $143,446 for 2002)
Operating income from unregulated operations	262,687	181,318

Other income (includes net realized gain on marketable
securities of $37,006 in 2003 and $28,197 in 2002)	17,853	24,696

Income before interest expense	1,244,142	1,326,698

Interest expense - regulated	1,189,816	926,868

Net income from continuing operations	54,326	399,830

(Loss) income from discontinued operations, net of income tax	(220,757)	126,323
Gain on disposal of discontinued operations, net income tax	74,919	0

Net (loss) income	($91,512)	$526,153

Weighted average number of shares outstanding-
basic and diluted	482,900	460,000

Basic and diluted (loss) earnings per common share:
From continuing operations	$0.11	$0.87
Discontinued operations	(0.30)	0.27
Earnings per share	($0.19)	$1.14

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Consolidated Balance Sheets September 30, 2003 and 2002

Assets	2003	2002

Plant:
Utility property, plant and equipment	$24,953,757	$23,980,978
Non-utility property, plant and equipment	1,803,271	1,519,623
Equipment of discounted operations, net	0	1,109,827
Less accumulated depreciation	9,617,894	9,081,223
Total plant utility and non-utility net	17,139,134	17,529,205

Investments:
Marketable securities available for sale at fair value	1,741,050	1,249,551
Investment in joint venture and associated companies	201,151	200,416

Total investments	1,942,201	1,449,967

Current assets:
Cash and cash equivalents	266,160	281,036
Customer accounts receivable, (net of allowance for
uncollectible accounts of $80,000 in 2003 and $97,000 in 2002)	1,274,897	979,673
Notes Receivable	43,000	0
Gas stored underground, at average cost	3,175,948	1,599,178
Gas and appliance inventories	231,217	249,024
Prepaid expenses	707,510	635,321
Prepaid income taxes	0	35,478
Current assets of discontinued operations	0	824,638

Total current assets	5,698,732	4,604,348

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Unrecovered gas costs	1,151,694	761,172
Deferred pension and other	1,134,986	1,257,567
Goodwill (net of accumulated amortization of $521,294
in 2003 and 2002)	1,493,719	1,493,719
Unamortized debt issuance cost (net of accumulated
amortization of $254,489 in 2003 and $232,931 in 2002)	285,084	306,642
Other	873,705	434,700
Total deferred debits and other assets	5,955,849	5,270,461

Total assets	$30,735,916	$28,853,981

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Consolidated Balance Sheets September 30, 2003 and 2002

Capitalization and liabilities:	2003	2002

Common stockholders equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 482,900 in 2003 and
460,000 shares in 2002)	$2,415,000	$2,300,000
Other paid-in capital	790,886	653,346
Retained earnings	2,008,540	2,352,592
Accumulated other comprehensive loss	(1,750,483)	(1,137,098)

Total common stockholders equity	3,463,943	4,168,840

Long-term debt, less current installments	10,539,867	10,504,123

Current liabilities:
Current portion of long term debt	309,977	416,005
Borrowings under lines-of-credit	6,550,000	5,475,000
Accounts payable	2,136,859	2,058,431
Accrued expenses	511,267	506,691
Customer deposits and accrued interest	1,300,797	795,061
Deferred income taxes	570,083	254,804
Accrued general taxes	0	57,513
Supplier refunds	0	59,212
Current liabilities of discontinued operations	0	510,244

Total current liabilities	11,378,983	10,132,961

Deferred credits and other liabilities:
Deferred income taxes	1,171,966	1,386,862
Deferred compensation and post-retirement
benefits	1,600,187	1,724,658
Deferred pension costs	2,241,547	422,660
Other	339,423	229,588
Non-current liabilities of discontinued operations	0	284,289

Total deferred credits and other liabilities	5,353,123	4,048,057

Concentrations and commitments (notes 3 and 10)

Total capitalization and liabilities	$30,735,916	$28,853,981

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders Equity

For the Years Ended September 30, 2003 and 2002

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balances at October 1, 2001	$2,300,000	$653,346	$1,975,939	(39,630)	$4,889,655
Comprehensive Income:
Change in unrealized loss on
securities available for sale, net of
income tax credits of $38,809	-	-	-	(75,334)	(75,334)
Minimum pension liability	-	-	-	(1,022,134)	(1,022,134)
Net income	-	-	(526,153)	-	(526,153)

Total comprehensive income					(571,315)
Cash Dividends	-	-	(149,500)	-	(149,500)
Balances at September 30, 2002	2,300,000	653,346	2,352,592	(1,137,098)	4,168,840

Comprehensive Income:
Change in unrealized gain on
securities available for sale, net of				192,738	192,738
income taxes of $99,289	-	-	-
Minimum pension liability	-	-	-	(806,123)	(806,123)
Net loss	-	-	(91,512)	-	(91,512)

Total comprehensive income					(704,897)
Stock Dividends	115,000	137,540	(252,540)	-	-
Balances at September 30, 2003	$2,415,000	$790,886	$2,008,540	($1,750,483)	$3,463,943

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows For the Years Ended September 30, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net (loss) income	($91,512)	$526,153
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	832,451	933,297
Loss on sale of marketable securities	37,006	28,197
Deferred income taxes	(35,898)	(15,884)
Gain on sale of discontinued operations	(74,919)	-

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	123,599	(154,375)
Gas stored underground	(1,576,770)	(1,110,307)
Gas and appliance inventories	423,622	(19,047)
Prepaid expenses	(72,189)	10,155
Unrecovered gas costs	(390,522)	782,220
Prepaid income taxes	35,478	291,404
Deferred charges - pension and other	149	95,297
Increase (decrease) in:
Accounts payable	(126,037)	99,622
Customer deposit liability	505,736	(116,409)
Accrued general taxes	(57,513)	11,180
Supplier refunds	(59,212)	(14,883)
Other liabilities and deferred credits	(97,055)	(546,404)
Net cash (used in) provided by operating activities	(623,586)	800,216

Cash flow from investing activities:
Purchase of securities available for sale	(208,055)	(196,116)
Investment in joint venture	0	(5,250)
Investment other	0	2,388
Capital expenditures, net of minor disposals	(1,250,736)	(1,365,964)
Cash received from sale of discontinued operations	1,152,400	-
Net cash used in investing activities	(306,391)	(1,564,942)

Cash flows from financing activities:
Net borrowings under lines-of-credit	1,075,000	1,549,767
Dividends paid	0	(299,000)
Repayment of long-term debt	(159,899)	(430,244)
Net cash provided by financing activities	915,101	820,523
Net (decrease) increase in cash	(14,876)	55,797

Cash and cash equivalents at beginning of period	281,036	225,239

Cash and cash equivalents at end of period	$266,160	$281,036

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,323,476	$1,078,486

Income taxes	$227,148	$167,207

Non cash transaction:
The Company received a note for a portion of the sale of
assets of the Appliance Company	$600,000	-

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements For the Years Ended September 30, 2003 and 2002

(1) Summary of Significant Accounting Policies

Corning Natural Gas Corporation (the Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (PSC) which has jurisdiction over and sets rates for New York State gas distribution companies. The Companys regulated operations meet the criteria and accordingly, follow the accounting and reporting of Statement of Financial Accounting Standards No. 71 (SFAS No. 71) Accounting for the Effects of Certain Types of Regulation. The Companys consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

(a) Principles of Consolidation and Presentation

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

It is the Companys policy to reclassify amounts in the prior year financial statements to conform with the current year presentation.

(b) Property, Plant and Equipment

Utility plant is stated at the historical cost of construction. Those costs include payroll, fringe benefits, materials and supplies and transportation costs. The Company charges normal repairs to maintenance expense. The Appliance Corporation capitalizes the cost of appliances and the original installation to rented gas appliances. Subsequent repairs are expensed.

(c) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property, was 2.7% in 2003 and 2.6% in 2002. At the time utility properties are retired, the original cost plus costs of removal less salvage, are charged to accumulated depreciation
Non-utility property, plant and equipment
	2003	2002
Rented appliances	$-	$2,658,563
Structures and improvements	1,242,558	1,251,606
Land	214,555	214,555
Furniture and equipment	346,158	269,731
Total:	$1,803,271	$4,394,455

(d) Revenue and Natural Gas Purchased

The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. Pursuant to the most recent rate order, capacity assignment revenue is recorded at a rate of 15% of the amount received from released capacity and is recognized upon notification of capacity release from the pipeline company while the remaining 85% is returned to customers through reduced gas cost. The Company secured a weather normalization clause in the last major rate filing as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2.2% greater or less than a 30 year average. As a result, the effect on revenue fluctuations in weather related gas sales is somewhat moderated.

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

(e) Marketable Securities

Marketable securities, which are intended to fund the Companys deferred compensation plan, are classified as available for sale at September 30, 2003 and 2002. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders equity until realized. The cost of securities sold was determined using the specific identification method.

A summary of the marketable securities at September 30, 2003 and 2002 is as follows:

	Market	Cost	Unrealized	Unrealized	Unrealized
	Value	Basis	Gains	Losses	Gain/(Loss)

2003	$1,741,050	$1,623,211	$182,519	($68,490)	$114,029
2002	$1,249,551	$1,423,739	$121,649	($295,837)	($174,188)

(f ) Investment in Joint Venture

Corning Mortgage, a subsidiary of The Corning Natural Gas Appliance Corporation holds a 50% equity interest in a joint venture, Choice One Lending, which began operations in August, 2000. Investment by the Company in the joint venture is recorded using the equity method of accounting. The Companys pro-rata share of the results of operations of the joint venture was a profit of $37,246 in 2003 and a profit of $10,022 in 2002.

(g) Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

(h) Federal Income Tax

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

(i) Dividends

Dividends are accrued when declared by the Board of Directors. A stock dividend of 5% was paid in fiscal 2003 and a cash dividend of $ 0.65 per share was paid in 2002.

Under the most restrictive long-term debt covenants, the Company may not declare or pay annual dividends except to the extent that consolidated net worth exceeds $2,000,000.

(j) Goodwill

Goodwill represents the excess of purchase price over the fair value of the identified net assets of acquired businesses and primarily applies to the Corning Realty. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value, which is determined based on undiscounted future cash flows. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, no amortization expense was recorded in 2003.

(k) Accounting for Impairment

Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under SFAS No. 144 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 144 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2003 and 2002.

(l) Comprehensive Income

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

(2) Information About Operating Segments

The Companys reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Corning Natural Gas Corporation (the Gas Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Appliance Corporation sells, rents and services primarily gas burning appliances. The Tax Center provides tax preparation, accounting and payroll services to approximately 1,000 clients. Corning Realty is a residential and commercial real estate business with approximately 70 agents operating in three neighboring counties. Foodmart Plaza is a retail complex consisting of eight tenants under multi-year leases anchored by a major supermarket. Corning Mortgage is a mortgage service company working closely with the realty relationship.

The following table reflects the results of the segments consistent with the Companys internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

Gas		Appliance	Tax	Corning	Foodmart	Corning
Company		Corporation	Center	Realty	Plaza	Mortgage	Consolidated
Revenue:(1)
2003	$20,561,927	$2,401,642	$621,975	$4,021,089	$262,287	$62,785	$27,931,705
2002	$17,241,615	$2,294,107	$493,225	$3,594,443	$267,073	$18,909	$23,909,372
Net income (loss):(1)
2003	(208,360)	(145,838)	153,084	39,703	39,351	30,548	(91,512)
2002	218,512	126,323	126,927	(16,309)	69,251	1,449	526,153
Interest income:(1)
2003	25,725	70,871	10,544	-	51	-	107,191
2002	59,434	77,321	9,552	-	56	-	146,363
Interest expense:(1)
2003	1,199,108	20,244	121	86,629	58,665	10,911	1,375,678
2002	926,869	14,394	-	115,488	63,294	13,194	1,133,239
Total assets:
2003	26,253,570	934,901	328,184	1,694,824	1,126,633	-	30,338,112
2002	23,577,027	2,120,033	218,862	1,797,444	1,140,615	-	28,853,981
Depreciation and amortization:
2003	512,395	212,286	14,661	61,245	31,864	-	832,451
2002	513,278	198,285	12,986	177,947	30,802	-	933,298
Federal income tax expense:
2003	(151,931)	(117,196)	-	24,247	(23,673)	15,770	(252,783)
2002	87,537	63,089	61,021	(8,770)	36,968	1,146	240,991

(1)Before elimination of intercompany interest.

Interest income and expense have been displayed in the segment in which it has been earned or incurred. Segment interest expense other than the Gas Company is included within unregulated expenses in the consolidated statements of income.

(3) Major Customers

The Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Companys financial results. Total revenue and deliveries to these customers were as follows:

		Deliveries			Revenue
	Mcf		% of Total	Amount		% of Total
Corning Inc.
Year ended September 30, 2003	1,704,000		21	$990,000		5
Year ended September 30, 2002	1,985,000		26	$855,000		5
NYSEG
Year ended September 30, 2003	2,906,000		35	$291,000		1
Year ended September 30, 2002	2,345,000		31	$286,000		2
BEGWS
Year ended September 30, 2003	740,000		9	$2,757,000		13
Year ended September 30, 2002	650,000		9	$2,279,000		13

(4) Regulatory Matters

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

Below is a summarization of the Companys regulatory assets as of September 30, 2003 and 2002:

	2003	2002
Deferred pension and other	$1,134,986	$1,257,567
Deferred debits accounting for income taxes	1,016,661	1,016,661
Unrecovered gas costs	1,151,693	761,172
Total regulatory assets	$3,303,340	$3,035,400

Deferred pension and other: Approximately $800,000 of these balances represents deferred pension and post-retirement costs in excess of the amounts currently recoverable through rates at September 30, 2003 and 2002. The PSC requires such excess costs to be deferred. Remaining balances represent miscellaneous regulatory assets.

Deferred debits: These amounts represent the expected future recovery from accounting for income taxes ratepayers of the tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities

Unrecovered gas costs: These costs are recoverable over future years and arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1).

The Company expects that its regulatory assets will be fully recoverable from customers.

(5) Long-term Debt

A summary of long-term debt at September 30, 2003 and 2002 follows:
	2002	2003
Unsecured senior note: 7.9%, due serially with annual payments of
$355,000 beginning in 2006 through 2016 and $795,500 due in 2017	$4,700,000	$4,700,000
First mortgage bonds: 8.25%, series all due 2018, secured by
substantially all utility plant	3,100,000	3,100,000
Unsecured senior note: 9.83%, due serially with annual payments of
$100,000 beginning in 2007 through 2015 and $700,000 due in 2016	1,600,000	1,600,000
Mortgage note: 8.02% monthly installments through April 2008	801,876	840,853
Unsecured promissory note: 6.5%	70,650	0
Note payable: 6.5% monthly installments through January 2004 secured
by assets of Corning Realty	23,614	160,060
Note payable :
7.75% monthly installments through January 2009 secured
by assets of Corning Realty	69,774	319,828

Mortgage note payable: 9.24% monthly installments through 2010	88,930	94,002
Note payable at the prime rate, 4.00% at September 2003	125,000	125,000
Note payable at the prime rate, 4.00% at September 2003	70,000	70,000
Total long-term debt
	10,849,844	11,009,743

Less current installments	309,977	416,005
Long-term debt less current installments	$10,539,867	$10,593,738

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2003 are as follows:

2004	$309,977	2005	$97,211	2006	$458,880
2007	$566,948	2008	$1,183,357	2009	and thereafter	$8,233,469

(6) Lines of Credit

The Company has consolidated lines of credit with local banks to borrow up to $7,750,000 on a short-term basis. Last year, before the sale of the Appliance Corporation assets, the company had $8,500,000 available. Borrowings outstanding under these lines were $6,550,000 and $5,475,000 at September 30, 2003 and 2002, respectively. The maximum amount outstanding during the year ended September 30, 2003 and 2002 was $6,800,000 and $8,240,000 respectively. The lines of credit are unsecured and payable on demand with interest at rates which range from the prime rate (3.25% on September 30, 2003) to the prime rate less 3/4%. The weighted average interest rates on outstanding borrowings during fiscal 2003 and 2002 were 3.48% and 4.15% respectively.

(7) Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows:

	2003	2002
Utility Operations:
Current	($77,616)	($223,561)
Deferred	(82,922)	321,801
Investment Tax Credits	0	0
	(160,538)	98,240

Unregulated Operations:
Current	151,909	203,654
Deferred	(94,120)	(4,802)
	57,789	198,852

Total Income Tax Expense	($102,749)	$297,092

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% to income before income tax expense) as follows:

	2003	2002

Expected federal tax expense	($66,049)	$279,903
State tax expense	(14,552)	45,070
Other, net	(22,148)	(27,881)

Actual tax expense	($102,749)	$297,092

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2003	2002
Deferred income tax assets:
Unbilled revenue	$26,372	$21,725
Deferred compensation reserve	592,083	510,142
Post-retirement benefit obligations	262,140	220,394
Allowance for uncollectible accounts	31,952	38,422
Inventories	79,562	19,542
Comprehensive income	941,829	661,415
Other	90,725	36.562
Total deferred income tax assets 2003 2002	2,024,663	1,508,202

Deferred income tax liabilities:
Property, plant and equipment, principally due to
differences in depreciation	2,453,532	2,242,951
Pension benefit obligations	666,583	733,467
Deficiency of GAC revenue billed	135,975	64,726
Other	414,127	522,182

Total deferred income tax liabilities	3,670,217	3,563,326

Net deferred income tax liability	$1,645,554	$2,055,124

Beginning January 1, 2000, the regulated operations of the Company became subject to state income tax. Based on the results of these regulated operations, and because of the states prescribed method regarding how the new tax rules are to be adopted, the effect of this tax on the results of 2003 and 2002 operations is immaterial.

(8) Pension and Other Post-retirement Benefit Plans

In 1997, the Company established a trust to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $1,741,050 and $1,249,551 at September 30, 2003 and 2002, respectively, and the plan liability, which is included in deferred compensation, postretirement benefits and other credits on the balance sheet, was $1,482,430 and $1,287,911 at September 30, 2003 and 2002, respectively. The assets of the trust are available to general creditors in the event of insolvency.

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

The following table shows reconciliations of the Companys pension and post-retirement plan benefits as of September 30:

	Pension Benefits		Post-retirement
Benefits
	2003	2002	2003	2002
Change in benefit obligations
Benefit obligation at beginning of year	$10,769,929	$9,804,568	$1,170,079	$1,065,806
Service cost	374,664	318,367	34,726	28,103
Interest cost	736,337	714,793	79,533	77,510
Participant contributions	-	-	89,750	84,128
Actuarial loss	1,247,377	449,884	(8,182)	63,270
Benefits paid	(534,387)	(517,683)	(155,628)	(148,738)
Amendments	-	-	-	-
Benefit obligation at end of year	$12,593,920	$10,769,929	$1,210,278	$1,170,079
Change in plan assets
Fair value of plan assets at beginning of year	$8,385,260	$10,152,874	-	-
Actual return on plan assets	322,062	(1,159,171)	-	-
Company contributions	131,381	-	65,878	64,610
Participant contributions	-	-	89,750	84,128
Benefits paid	(559,582)	(608,443)	(155,628)	(148,738)
Fair value of plan assets at end of year	$8,279,121	$8,385,260	-	-
Funded status	(4,314,799)	(2,384,669	(1,210,278)	(1,170,079)
Unrecognized actuarial loss (gain)	4,799,777	3,466,367	(124,415)	(128,148)
Unrecognized PSC adjustment	171,422	211,757		-
Unrecognized prior service cost	658,480	772,533	21,703	27,128
Unrecognized net transition asset (obligation) (167,916)		(207,426)	574,250	631,250
Accrued contribution	40,000	40,000	-	-
Additional minimum liability	(3,428,566)	(2,321,221)	-	-
(Accrued) prepaid benefit cost	($2,241,602)	($422,659)	($738,740)	($640,849)
Weighted average assumptions as of
September 30, 2003 and 2002
Discount rate	6.00%	7.00%	6.00%	7.00%
Expected return on assets	8.00%	8.00%	-	-
Rate of compensation increase	4.50%	5.00%	-	-

For measurement purposes, a 12% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2003. The rate is assumed to decrease gradually to 5% by the year 2010 and remain at that level thereafter. A 1% increase in the actual health care cost trend would result in approximately a 4.1% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.0% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.5% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.4% decrease in the accumulated post-retirement benefit obligation.

		Pension Benefits		Post-retirement Benefits
	2003	2002	2003	2002
Components of net periodic benefit cost (benefit)
Service cost	$374,664	$318,367	$34,726	$28,103
Interest cost	736,337	714,793	79,533	77,510
Expected return on plan assets	(655,554)	(790,311)	------	------
Amortization of prior service	114,053	114,053	5,425	5,425
Amortization of transition obligation	(39,510)	(39,510)	57,000	57,000
Amortization of PSC adjustment	40,335	40,335	------	------
Amortization of unrecognized actuarial
(gain)loss	272,654	(88,890)	(12,915)	(21,380)
Net periodic benefit cost (benefit)	$842,979	$268,837	$163,769	$146,658

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Companys most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $214,385 and ($112,321) for the years ended September 30, 2003 and 2002 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal ($994,026) and ($365,432) as of September 30, 2003 and 2002 respectively.

The PSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Companys rate case filings and financial reporting period, a regulatory liability of ($153,088) and ($102,098) has been recognized at September 30, 2003 and 2002 respectively.

(9) Rentals Under Operating Leases

Foodmart Plaza receives income from the rental of retail store space under operating leases. The following is a schedule of minimum future non-cancellable rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) of operating leases as of September 30, 2003:

	2004	$250,875
	2005	251,775
	2006	256,625

Total minimum future rentals		$759,275

All leases contain renewal options at the end of their respective lease terms.

(10) Commitments

The Company has agreements with seven pipeline companies providing for pipeline capacity for terms that extend through 2006. These agreements require the payment of a demand charge for contracted capacity at Federal Energy Regulatory Commission approved rates. Purchased gas costs incurred under these pipelines capacity agreements during 2002 and 2003 amounted to $2,921,838 and $2,648,114, respectively. The Company also has short-term gas purchase agreements averaging three months in length, with prices tied to various indices. The Company does not anticipate these agreements to be significantly in excess of normal capacity requirements.

(11) Discontinued Operations

The assets of the Appliance Company were sold to a small group of primarily local investors and the transaction was completed in mid-September 2003. The assets, which consisted primarily of rented appliances in service, inventory, displays, equipment and vehicles, were sold for $1,992,400 including the $240,000 discussed below. The Company received $1,152,400 in cash and loaned the new Company $600,000 with interest at the rate of 6.25% which will be amortized and paid within five years. The remaining $240,000 will be paid in $80,000 increments at the conclusion of each of three years if the newly formed Company attains specific revenue levels during each of those three periods. The Company ultimately will experience a pre-tax profit of $364,740 on the sale of this business of which $124,740 was earned during fiscal 2003 and $80,000 will then be earned in each of the following three years if the revenue levels meet expectations. The assets of discontinued operations were seperately classified in the Consolidated Balance Sheet at September 30, 2002. Assets and Liabilities of discontinued operations at September 30, 2002 were as follows:

2002
Accounts Receivable	$418,823
Inventories	405,815
Plant, property & equipment, net	1,109,827
Accounts Payable	204,465
Other current liabilities	305,779
Non-current liabilities	284,289

Management believes that the following items will contribute to both a return to positive earnings and cash flow for the coming year: 1) Fiscal year 2003 results do not reflect the total benefit to be derived from the rate increase approved by the New York State Public Service Commission (the "Commission") in our previously settled rate case. Since the effective date was January 11, 2003 three months of the increase were not included in the fiscal year 2003 results from operations. This amount is estimated to be in excess of $100,000. 2) The Company was not permitted by the Commission to record up to $174,000 of revenues until certain milestones were met at the end of the rate year, December 31, 2003. The Company will petition the Commission to include these revenues in fiscal 2004. 3) The Joint Proposal in the rate case contains certain provisions allowing the Company to petition for relief if the desired financial results are not attained. The Company expects to petition for such relief at the conclusion of the rate year, December 31, 2003. 4) The Commission disallowed interest expense incurred in the prior year of $121,000, there is no such expected event for fiscal 2004. In addition, management expects that the renegotiated debt instruments will lead to reduced interest expense, and management restructuring and reduced discretionary spending in 2004 will positively impact the financial condition of the Company. The ability of the Company to achieve profitable operations and positive cash flow is dependent upon the Companys successful implementation of Managements plans.

INDEPENDENT AUDITORS REPORT

The Board of Directors and Stockholders Corning Natural Gas Corporation and Subsidiary Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Corporation and Subsidiary as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP Rochester, New York January 6, 2004

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

SUMMARY OF FINANCIAL AND OPERATING STATISTICS
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
SUMMARY OF FINANCIAL AND OPERATING STATISTICS
	2003	2002	2001	2000	1999
Total assets	$30,735,916	28,853,981	29,330,254	30,326,512	26,513,771
Long-term debt, less current installments	$10,539,867	10,593,738	10,905,093	11,429,421	11,507,315
Summary of earnings:
Utility operating revenue	$20,561,927	17,241,615	24,121,238	16,496,841	16,276,170
Total operating expenses and taxes	19,598,325	16,120,931	22,879,305	15,399,498	15,154,747
Net utility operating income	963,602	1,120,684	1,241,933	1,097,343	1,121,423
Other income	17,853	24,696	34,614	76,483	63,353
Appliance Corporation Earnings	116,849	307,641	290,678	378,988	208,302
Interest expense-regulated	1,189,816	926,868	960,675	1,081,362	955,130
Net Income	$-91,512	526,153	606,550	471,452	437,948
Number of common shares	482,900	460,000	460,000	460,000	460,000
Earnings per common share	$(0.19)	1.14	1.32	1.02	0.95
Cash dividends paid per common share	$0	0.65	1.3	1.3	1.3
Statistics (unaudited)-
Gas delivered (MMcf)
Residential	1,179	997	1,507	1,501	1,519
Commercial	325	263	307	291	314
Other utilities	404	300	339	319	309
Transportation deliveries	6,364	5,978	6,392	5,936	5,875
Total deliveries	8,272	7,538	8,545	8,047	8,017
Number of customers-end of period	14,316	14,388	14,454	14,246	13,993
Average Mcf use per
residential customer	119.3	93.8	119.1	117.4	117.8
Average revenue per residential
customer	$1,158.90	897.71	1,250.44	819	822.57
Number of degree days (1)	7,434	5,629	6,809	6,333	6,241
Percent (warmer) colder than avg.	8.3	(13.10)	5.00	(2.60)	(4.30)
Peak day deliveries (Mcf)	52,753	52,467	53,523	57,642	51,770
Number of rental appliances in service	0	6,179	6,213	6,263	6,430
Miles of mains	405.8	402.3	398.4	396.5	394.6
Investment in gas plant (at cost)	$24,953,757	23,980,978	22,940,150	22,251,342	21,667,115
Stockholders equity per share	$7.17	9.06	10.63	10.98	11.11

(1) Thirty year average degree days: 6,865

Common Stock Data-Market Price(OTC)

Quarter Ended	High	Low
December 31, 2001	$21.25	$18.75
March 31, 2002	24.00	21.00
June 30, 2002	22.00	18.50
September 30, 2002	19.25	11.00
December 31, 2002	12.25	11.10
March 31, 2003	14.50	11.75
June 30, 2003	14.00	13.30
September 30, 2003	15.00	14.00

NOTE: A stock dividend in the amount of 5% was paid on Dec. 31, 2003 and also on Dec. 31, 2002.

OFFICERS

Thomas K. Barry
Chairman of the Board, President
and Chief Executive Officer

Kenneth J. Robinson
Executive Vice President

Russell S. Miller
Vice President-Operations

Stanley G. Sleve
Vice President-Business Development

Gary K. Earley
Secretary & Treasurer

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