Form 10QSB
period 2003-12-31
CORNING NATURAL GAS CORP
filed 2004-02-17
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For The Quarter Ended December 31, 2003

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

Number of shares of Common Stock outstanding at the end of the quarter. 508,191

There is only one class of Common Stock and no Preference Stock outstanding.

CORNING NATURAL GAS CORPORATIONFORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2003

Managements Discussion & Analysis

As the Companys business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2004 may be.

Consolidated revenue of $6,472,000 for the quarter decreased $433,500 compared to the same quarter last year due primarily to the sale of the assets of the Appliance Corporation in September 2003.

Consolidated net loss for the quarter was $41,800 compared to net income of $130,200 in the same quarter the previous year. The primary reason for the decline is the net loss incurred by the Appliance Corporation of $136,500 versus net income of $29,300 the prior year. The assets of the Appliance Corporation were sold in September 2003 but that segment still incurs expense allocations from the Companys last rate case. The Company will be initiating a proceeding with the PSC to request recovery of such expense allocations through rates in the second quarter of 2004. A net loss of $2,900 was experienced in the utility operations compared to a loss of $15,000 last year. The Order issued by the New York Public Service Commission (PSC) in the rate case which became effective January 11, 2003 provided for incentive revenues of $174,000 to be recorded at the end of the rate year, December 31, 2003, if certain targets were met. The Company has petitioned the PSC for permission to record these revenues which would provide approximately $104,000 in net income. Approval by the PSC is anticipated in the second quarter of 2004. Corning Realty produced earnings of $46,900 for the quarter compared to a profit of $64,500 for the same quarter last year. The decrease is the result of increased commission expense due to a structure that compensates the highest producing agents in the final months of the calendar year. The Foodmart Plaza experienced earnings of $22,000 compared to earnings of $17,300 last year. The Tax Center International experienced earnings of $22,900 compared to $29,000 last year. Corning Mortgage experienced earnings of $5,800 compared to $5,000 last year. As the Company dismissed Deloitte & Touche LLP on January 7, 2004, the reported results have not been reviewed by independent accountants. The Company is currently in the selection process of retaining new independent accountants.

The Company finances its capital additions as well as gas purchased through a combination of internally generated funds and short-term borrowing. The Company has $7,750,000 available through lines of credit at local banks, the terms of which are disclosed in the Companys latest annual report on form 10-KSB. It is expected that current capital resources will continue to be sufficient for planned operations.

Segment Overview:

The following table reflects year to date results of the segments consistent with the Companys internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.
	Gas	Appliance	Tax	Corning	Foodmart	Corning
	Company	Corporation	Center	Realty	Plaza	Mortgage	Total
Revenue:(1)
03:	5,036,873	14,026	135,137	1,199,267	75,550	11,545	6,472,398
02:	4,887,874	707,978	121,980	1,103,726	72,669	11,712	6,905,939

Net income (loss):
03:	(2,958)	(136,512)	22,941	46,918	22,034	5,792	(41,783)
02:	(15,038)	29,342	28,991	64,504	17,339	5,023	130,161

Interest Income: (1)
03:	30,747	24,067	3,040	--------	--------	--------	57,854
02:	20,568	14,909	2,567	--------	35	--------	38,079

Interest Expense: (1)
03:	294,811	4,510	--------	28,086	14,700	1,886	343,993
02:	256,147	6,233	121	22,832	17,056	3,071	305,460

Total assets: (1)&(2)
03:	30,477,847	3,899,910	621,478	1,593,699	1,130,549	198,077	37,921,560
02:	28,872,172	4,108,241	478,466	1,634,147	1,139,606	202,393	36,435,025

Depreciation and amortization:
03:	132,736	900	3,982	16,340	7,966	--------	161,924
02:	124,784	52,405	3,409	12,640	7,966	--------	201,203

Income tax expense(benefit):
03:	34,098	8,803	11,818	24,170	(11,351)	2,984	70,523
02:	29,773	9,747	15,245	35,897	(11,810)	2,778	81,631

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

The effect of the amortization of the Companys existing goodwill on net income, and basic and diluted net income per share for the quarters ended December 31, 2003 and December 31, 2002, respectively, is as follows:
For the quarter ended
	December 31,	December 31,
	2003	2002
Net Income(loss):
Reported net income(loss)	$(41,783)	$130,161
Goodwill amortization	--	--
Adjusted net income(loss)	$(41,783)	$130,161

Basic and diluted net income(loss) per share:
Reported basic and diluted net income (loss) per weighted average share	$(0.085)	$0.278
Goodwill amortization	--	--
Adjusted basic and diluted net income (loss) per share	$(0.085)	$0.278

The following tables set forth total comprehensive income (loss) for the quarter indicated below.
Quarter ended
	December 31,	December 31,
	2003	2002

Net income(loss)	$(41,783)	$130,161
Other comprehensive income(loss)	64,613	48,249
Total comprehensive income	$22,830	$178,410

During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." There was no effect on the Companys consolidated financial position, results of operations or cash flows resulted from the adoption of SFAS No. 144 for the quarter ended December 31, 2003.

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

There were no sales of unregistered securities (debt or equity) during the quarter ended December 31, 2003.

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

Date:

February 17, 2004

Thomas K. Barry, Chairman of the Board, President and CEO.

Date:

February 17, 2004

Kenneth J. Robinson, Chief Financial Officer

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB

	Quarter Ended
	December 31, 2003	December 31, 2002
Utility Operating Revenues	$5,036,873	$4,887,874

Cost and Expense
Operating Expense	4,737,578	4,637,709
Interest Expense	294,812	251,837
Income Tax	34,098	29,773
Other Deductions, Net	4,431	4,311
Total Costs and Expenses	5,070,919	4,923,630

Utility Operating Loss	(34,046)	(35,756)

Other Income	31,088	20,718

Net (Loss) Income from Utility Operations	(2,958)	(15,038)

Net (Loss) Income from Non-Utility Operations	97,687	115,857

Net (Loss) Income from Continuing Operations	94,729	100,819

(Loss) Income from Discontinued Operations, Net of Income Tax	(136,512)	29,342

Net (Loss) Income	(41,783)	130,161

Weighted average earnings(loss) per share-
basic & diluted	($0.085)	$0.278

Weighted average earnings per share = Net Income as shown above divided by 491,330 and 467,667 shares at December 31, 2003 and 2002, respectively.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Assets	December 31, 2003	September 30, 2003

Plant:
Utility property, plant and equipment	$25,147,388	$24,953,757
Non-utility - property, plant and equipment	1,833,913	1,803,271
Less accumulated depreciation	9,791,130	9,617,894
Total plant utility and non-utility net	17,190,171	17,139,134

Investments:
Marketable securities available for sale at fair value	1,895,540	1,741,050
Investment in joint venture and associated companies	197,875	201,151
Total investments	2,093,415	1,942,201

Current assets:
Cash and cash equivalents	235,750	266,160
Customer accounts receivable, less allowance for uncollectibles	2,542,553	1,274,897
Notes Receivable	45,000	43,000
Gas stored underground, at average cost	2,961,224	3,175,948
Gas and appliance inventories	231,862	231,217
Prepaid expenses	529,598	707,510
Total current assets	6,545,987	5,698,732

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Unrecovered gas costs	1,611,410	1,151,694
Other	998,937	1,134,986
Goodwill net of amortization	1,493,719	1,493,719
Unamortized debt issuance cost	280,015	285,084
Other	994,558	873,705
Total deferred debits and other assets	6,395,300	5,955,849

Total assets	$32,224,873	$30,735,916

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Capitalization and liabilities:	December 31, 2003	September 30, 2003

Common stockholders' equity:
Common stock (common stock $5.00 par value per share.
Authorized 1,000,000 shares; issued and outstanding
508,191 and 482,900 shares at Dec 31, 2003 and
September 30, 2003, respectively.)	$2,703,216	$2,415,000
Other paid-in capital	790,886	790,886
Retained earnings	1,678,541	2,008,540
Accumulated other comprehensive loss-
net unrealized loss on securities available for sale and
minimum pension liability	(1,685,870)	(1,750,483)
Total common stockholders' equity	3,486,773	3,463,943

Long-term debt, less current installments	10,482,336	10,539,867

Current liabilities:
Current portion of long-term debt	309,977	309,977
Borrowings under lines-of-credit	7,050,000	6,550,000
Accounts payable	2,337,484	2,136,859
Accrued expenses	582,871	511,267
Customer deposits and accrued interest	1,575,566	1,300,797
Deferred income taxes	0	570,083
Total current liabilities	11,855,898	11,378,983

Deferred credits and other liabilities:
Deferred income taxes	1,873,446	1,171,966
Deferred compensation and post-retirement
benefits	1,579,741	1,600,187
Deferred pension costs	2,524,054	2,241,547
Other	422,625	339,423
Total deferred credits and other liabilities	6,399,866	5,353,123

Concentrations and commitments

Total capitalization and liabilities	$32,224,873	$30,735,916

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Quarter Ended December 31, 2003 and 2002
Unaudited
Form 10-QSB

	December 31, 2003	December 31, 2002

Cash flows from operating activities:
Net income	($41,783)	$130,161
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	161,924	201,204
(Gain) loss on sale of marketable securities	(11,735)	(137)
Deferred income taxes	(30,262)	287,810

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,267,657)	(1,095,732)
Gas stored underground	214,724	(14,967)
Gas and appliance inventories	(645)	91,818
Prepaid expenses	177,912	127,756
Unrecovered gas costs	(459,716)	(559,098)
Prepaid income taxes	0	(144,528)
Deferred charges - pension and other	218,956	191,853
Increase (decrease) in:
Accounts payable	200,625	354,912
Customer deposit liability	274,769	(289,924)
Accrued general taxes	0	9,344
Supplier refunds	0	29,945
Other liabilities and deferred credits	352,256	(14,555)
Net cash used in operating activities	(210,632)	(694,138)

Cash flow from investing activities:
Purchase of securities available for sale	(37,974)	(78,488)
Capital expenditures, net of minor disposals	(224,273)	(406,840)
Net cash used in investing activities	(262,247)	(485,328)

Cash flows from financing activities:
Net borrowings under lines-of-credit	500,000	1,375,000
Repayment of long-term debt	(57,531)	18,137
Net cash provided by financing activities	442,469	1,393,137
Net increase in cash	(30,410)	213,671

Cash and cash equivalents at beginning of period		281,036

Cash and cash equivalents at end of period		$494,707

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$299,868	$280,474

Income taxes	$0	$5,648

Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act filed as part of the 10-QSB for Quarter Ended December 31, 2003.

Presented on signature page of 10-QSB

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: February 17, 2004

Thomas K. Barry, Chairman of the Board,

Chief Executive Officer