Form 10QSB/A
period 2003-12-31
CORNING NATURAL GAS CORP
filed 2004-03-19
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB / A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-QSB of CORNING NATURAL GAS CORPORATION (the "Company") for the quarterly period ended December 31, 2003, which was originally filed February 17, 2004 ("Form 10-QSB") without review by an independent public accountant is being amended to indicate that the Companys current independent accountant, Rotenberg & Company, LLP, has subsequently reviewed the financial statements for the quarter ended December 31, 2003 and there were no material changes as a result of this review.

The remainder of the Quarterly Report on Form 10-QSB, as previously filed is included herein and remains unchanged.

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

Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report Form 10-QSB/A the Company carried out an evaluation, under the supervision and with the participation of the Companys management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15). Based upon that evaluation, or Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

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

Date:

March 19, 2004

Thomas K. Barry, Chairman of the Board, President and CEO.

Date:

March 19, 2004

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

 INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

The financial statements for the quarter ended December 31, 2003 that were previously filed included unaudited financial statements that had not been reviewed by an independent public accountant in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission, as the Company had dismissed its auditors, Deloitte & Touche, LLP effective January 7, 2004. As previously reported on Form 8-K/A, Rotenberg & Company, LLP of Rochester, NY has been engaged as the Companys new independent public accountants. Rotenberg & Company, LLP has subsequently reviewed the financial statements for the quarter ended December 31, 2003 and there were no material changes as a result of this review.

Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act filed as part of the 10-QSB for Quarter Ended December 31, 2003.

Presented on signature page of 10-QSB

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB/A for the period ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: March 19, 2004

Thomas K. Barry, Chairman of the Board,

Chief Executive Officer

Kenneth J. Robinson, Executive Vice President,

Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
We, Thomas K. Barry and Kenneth J. Robinson, certify that:
1. We have reviewed this quarterly report on Form 10-QSB/A of Corning Natural Gas Corporation,
2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
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
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. We have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 19, 2004

Thomas K. Barry, Chairman of the Board, Chief Executive Officer

Kenneth J. Robinson, Executive Vice President, Chief Financial Officer