Form 10QSB/A
period 2003-12-31
CORNING NATURAL GAS CORP
filed 2004-04-02
CIK 24751

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

AMENDMENT TO MD&A PORTION OF QUARTERLY REPORT (FORM 10QSB/A, AS LAST SUBMITTED MARCH 19, 2004)

 Substitute the following for the third and fourth paragraphs of MD&A:

 Consolidated net loss for the quarter was $41,800 compared to net income of $130,200 in the same quarter the previous year. Corning Realty produced earnings of $46,000 for the quarter compared to a profit of $64,500 for the same quarter last year. The decrease is the result of increased commission expense due to a structure that compensates the highest producing agents in the final months of the calendar year. The Foodmart Plaza experienced earnings of $22,000 compared to earnings of $17,300 last year. The Tax Center International experienced earnings of $22,900 compared to $29,000 last year. Corning Mortgage experienced earnings of $5,800 compared to $5,000 last year. A net loss of $2,900 was experienced in utility operations compared to a loss of $15,000 last year.

The primary reason for the decline in consolidated net income is the net loss incurred by the Appliance Corporation of $136,500 versus net income of $29,300 the prior year. The assets of the Appliance Corporation were sold in September 2003; but that segment still incurs expense allocations that were established in the Companys last rate case by the New York Public Service Commissions (PSCs) December 23, 2002 Order Adopting the Terms of a Joint Proposal (2002 Order). The pre-sale allocations between regulated and unregulated business segments were used as a basis for setting the rates that became effective as of January 11, 2003 and that are to continue through 2005. Upon sale of the Appliance Corporation assets, the amounts allocated to unregulated operations became overstated and, conversely, the amounts allocated to regulated operations, which would otherwise be recoverable in rates, became understated.

The 2002 Order also provided for incentive revenues of $174,000 which the Company would be permitted to record as income (equating to approximately $104,000 in net income) if certain conditions were met. The Company is in the process of making the required demonstration to the PSC to enable it to treat the $174,000 attributable to the Rate Year ending December 31, 2003 as income.

On March 12, 2004, the Company filed with the PSC a Petition to amend the Joint Proposal approved by the 2002 Order to address certain aspects of the Joint Proposal which, if corrected, should improve the Companys financial position, increase cash flow, and avoid subsidizing the regulated utility operations with funds from the unregulated business segments. In addition to revising the allocations between regulated and unregulated operations to reflect the sale of the Appliance Corporations assets and to authorize recording of the $174,000 revenue incentive as income, the Petition seeks other relief, including discontinuance, during the remaining term of the Joint Proposal (through 2005), of certain pension and other post-employment benefits amortizations totaling $400,000 and a change in the computation of the cost of natural gas stored underground to reflect substantial increases in the unit cost of natural gas. The Company has requested that such relief be granted through a procedure permitting shortened notice of PSC action and, if necessary, implementation of revised rates on a temporary basis, subject to further review by the PSC. Although the Company cannot predict when the PSC will issue its decision on the Petition, it is reasonable to expect that such action will be taken during the second quarter of 2004.

The Company finances its capital additions, as well as gas purchased, through a combination of internally generated funds and short-term borrowing. For all operations, the Company has $7,750,000 available through lines of credit at local banks, the terms of which are disclosed in the Companys latest annual report on Form 10-KSB. It is expected that, on a consolidated basis, current capital resources will continue to be sufficient for the Companys operations over the next twelve months. As described in the Companys Petition to the PSC, however, the sufficiency of cash flow for regulated operations continues to be dependent upon resources from the Companys unregulated operations. If the relief sought in the Companys Petition is granted promptly, the regulated utility operations should be able to generate adequate cash flows to enable it to avoid further reliance on resources from the unregulated business segments. The Company currently projects that it will need to refinance a portion of its short-term borrowings as long-term debt to avoid a potential cash shortage during 2005. The Companys ability to effect such a refinancing is dependent, in part, on the PSC granting the requested relief.

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

Date:

April 2, 2004

Thomas K. Barry, Chairman of the Board, President and CEO.

Date:

April 2, 2004

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

Dated: April 2, 2004

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
Date: April 2, 2004

Thomas K. Barry, Chairman of the Board, Chief Executive Officer

Kenneth J. Robinson, Executive Vice President, Chief Financial Officer