Form 10QSB
period 2004-03-31
CORNING NATURAL GAS CORP
filed 2004-05-17
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2004
0-643	Corning Natural Gas Corporation
(Commission File Number)	(Exact name of registrant as specified in its charter)

New York	16-0397420
(State or other jurisdiction of incorporation or rganization)	(IRS Employer ID No)

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

Number of shares of Common Stock outstanding at the end of the quarter. 506,918

There is only one class of Common Stock and no Preference Stock outstanding.

CORNING NATURAL GAS CORPORATIONFORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2004

Managements Discussion & Analysis

As the Companys business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2004 may be.

Consolidated revenue of $11,235,000 for the quarter increased $520,000 compared to the same quarter last year due primarily to an increase in utility revenue as a result of an increase in gas costs billed.

Consolidated net income for the quarter was $378,700 compared to net income of $320,000 in the same quarter the previous year. Earnings of $553,900 were experienced in the utility operations compared to earnings of $381,300 last year. Corning Realty experienced a loss of $69,900 for the quarter compared to a loss of $39,300 for the same quarter last year. The Foodmart Plaza experienced earnings of $3,000 compared to a loss of $1,600 last year. The Tax Center International experienced earnings of $30,000 compared to $37,700 last year. Corning Mortgage experienced a loss of $1,100 compared to earnings of $3,300 last year.

The former Appliance segment experienced a net loss of $137,100 versus a loss of $61,100 last year. The $137,100 is made up of a loss from discontinued operations of $10,800 and expense allocations (net of tax) of $126,300, which is included in net loss from non-utility operations. The assets of the Appliance Corporation were sold and operations discontinued in September 2003, but that segment still incurs expense allocations that were established in the Companys last rate case by the New York Public Service Commissions (PSCs) December 23, 2002 Order Adopting the Terms of a Joint Proposal (2002 Order). The pre-sale allocations between regulated and unregulated business segments were used as a basis for setting the rates that became effective as of January 11, 2003 and that are to continue through 2005. Upon the sale of the Appliance Corporation assets, the amounts allocated to unregulated operations became overstated and, conversely, the amounts allocated to regulated operations, which would otherwise be recoverable in rates, became understated.

The 2002 Order also provided for incentive revenues of $174,000 that the Company would be permitted to record as income (equating to approximately $104,000 in net income) if certain conditions were met. The Company has made the required filing with the PSC and is awaiting a final determination to enable it to treat the $174,000 attributable to the rate year ending December 31, 2003 as income.

On March 12, 2004, the Company filed with the PSC a petition to amend the Joint Proposal approved by the 2002 Order to address certain aspects of the Joint Proposal, which, if corrected, should improve the Companys financial position, increase cash flow, and avoid subsidizing the regulated utility operations with funds from the unregulated business segments. In addition to revising the allocations between regulated and unregulated operations to reflect the sale of the Appliance Corporations assets and to authorize recording of the $174,000 incentive revenue as income, the Petition seeks other relief, including discontinuance, during the remaining term of the Joint Proposal (through 2005), of certain pension and other post-employment benefit amortizations totaling $400,000 and a change in the computation of the cost of natural gas stored underground to reflect substantial increases in the unit cost of natural gas. The Company has requested that such relief be granted through a procedure permitting shortened notice of PSC action and, if necessary, the implementation of revised rates on a temporary basis, subject to further review by the PSC. Although the Company cannot predict when the PSC will issue its decision on the Petition, it is reasonable to expect that such action will be taken in 2004.

The Company finances its capital additions, as well as gas purchased, through a combination of internally generated funds and short-term borrowing. For all operations, the Company has $7,750,000 available through lines of credit at local banks, the terms of which are disclosed in the Companys latest annual report on form 10-KSB. It is expected that, on a consolidated basis, current capital resources will continue to be sufficient for the Companys operations over the next twelve months. As described in the Companys Petition to the PSC, however, the sufficiency of cash flow for regulated operations continues to be dependent upon resources from the Companys unregulated operations. If the relief sought in the Companys Petition is granted promptly, the regulated utility operations should be able to generate adequate cash flows to enable it to avoid further reliance on resources from the unregulated business segments. The Company currently projects that it will need to refinance a portion of its short-term borrowings as long-term debt to avoid a potential cash flow shortage during 2005. The Companys ability to effect such a refinancing is dependent, in part, on the PSC granting the requested relief.

Segment Overview:

The following table reflects year to date results of the segments consistent with the Companys internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.

	Gas	Appliance	Tax	Corning	Foodmart	Corning
	Company	Corporation	Center	Realty	Plaza	Mortgage	Total
Revenue:(1)
04:	$15,453,492	$29,435	$297,383	$1,789,622	$126,119	$11,745	$17,707,796
03:	$14,097,114	1,244,862	276,517	1,813,526	132,583	20,055	$17,584,657

Net income (loss):
04:	$550,927	-273,629	52,969	-23,033	25,014	4,667	$336,915
03:	$366,191	-31,337	66,694	25,165	15,236	8,334	$450,283

Interest Income: (1)
04:	$53,028	47,130	6,778	--------	--------	--------	$106,936
03:	$17,484	36,317	4,862	--------	--------	--------	$58,663

Interest Expense: (1)
04:	$577,347	9,628	--------	44,839	25,162	3,431	$660,407
03:	515,542	10,392	121	43,127	33,895	5,276	$608,353

Total assets: (1)&(2)
04:	$29,139,751	3,789,285	671,474	1,629,894	1,147,966	193,807	$36,572,177
03:	$30,003,654	3,873,469	541,241	1,686,607	1,170,013	195,928	$37,470,912

Depreciation and amortization:
04:	$264,844	1,800	8,013	33,168	16,529	--------	$324,354
03:	$256,365	105,615	6,818	28,413	15,932	--------	$413,143

Income tax expense(benefit):
04:	$439,970	3,224	27,287	-11,866	-12,888	2,404	$448,131
03:	$301,045	-14,441	34,667	15,630	-10,639	4,484	$330,746

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

There were no sales of unregistered securities (debt of equity) during the quarter ended March 31, 2004.

Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report Form 10 QSB the Company carried out an evaluation, under the supervision and with the participation of the Companys management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15). Based upon that evaluation, or Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

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

May 17, 2004

Thomas K. Barry, Chairman of the Board,

President and CEO.

Date:

May 17, 2004

Kenneth J. Robinson, Chief Financial Officer

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB

	Quarter Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Utility Operating Revenues	$10,416,619	$9,209,240	$15,453,492	$14,097,114

Cost and Expense
Natural Gas Purchased	7,407,220	6,364,736	10,513,378	9,481,601
Operating & Maintenance Expense	1,245,231	1,356,003	2,430,903	2,435,980
Taxes other than Federal Income Taxes	412,905	426,537	731,307	742,621
Depreciation	126,719	120,802	254,065	245,586
Interest Expense	282,535	263,705	577,347	515,542
Income Tax	405,872	273,742	439,970	301,045
Other Deductions, Net	4,681	4,332	9,112	8,643
Total Costs and Expenses	9,885,163	8,809,857	14,956,082	13,731,018

Utility Operating Income	531,456	399,383	497,410	366,096

Other (Expense)Income	22,431	(18,154)	53,519	94

Net (Loss) Income from Utility Operations	553,887	381,229	550,929	366,189

Net (Loss) Income from Non-Utility Operations	(164,357)	81	(186,092)	115,938

Net (loss) Income from Continued Operations	389,530	381,310	364,837	482,127

(Loss) Income from Discontinued Operations, Net of Income Tax	(10,832)	(61,187)	(27,922)	(31,845)

Net (loss) Income	378,698	320,123	336,915	450,282
Other Comprehensive Income	9,786	4,258	74,399	274,821
Total Comprehensive Income	$388,484	$324,381	$411,314	$725,103

Weighted average earnings per share-
basic & diluted	$0.747	$0.663	$0.681	$0.947

Weighted average earnings per share = Net income as shown above divided by 506,918 and 483,000 shares for quarters ended March 31, 2004 and 2003, respectively and
494,921 and 475,333 shares for six months ended March 31, 2004 and 2003, respectively.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Assets	March 31, 2004	September 30, 2003

Plant:
Utility property, plant and equipment	$25,349,010	$24,953,757
Non-utility - property, plant and equipment	1,848,722	1,803,271
Less accumulated depreciation	9,975,116	9,617,894
Total plant utility and non-utility net	17,222,616	17,139,134

Investments:
Marketable securities available for sale at fair value	1,984,885	1,741,050
Investment in joint venture and associated companies	193,605	201,151
Total investments	2,178,490	1,942,201

Current assets:
Cash and cash equivalents	348,204	266,160
Customer accounts receivable, less allowance for uncollectibles	3,231,634	1,274,897
Notes Receivable	46,000	43,000
Gas stored underground, at average cost	1,063,755	3,175,948
Gas and appliance inventories	206,758	231,217
Prepaid expenses	820,110	707,510
Total current assets	5,716,461	5,698,732

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Unrecovered gas costs	82,836	1,151,694
Other	976,941	1,134,986
Goodwill net of amortization	1,492,055	1,493,719
Unamortized debt issuance cost	274,954	285,084
Other	938,993	873,705
Total deferred debits and other assets	4,782,440	5,955,849

Total assets	$29,900,007	$30,735,916

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Capitalization and liabilities:	March 31, 2004	September 30, 2003

Common stockholders' equity:
Common stock (common stock $5.00 par value per share.
Authorized 1,000,000 shares; issued and outstanding
506,918 and 482,900 shares at March 31, 2004 and
September 30, 2003, respectively.)	$2,534,590	$2,415,000
Other paid-in capital	959,512	790,886
Retained earnings	2,057,239	2,008,540
Accumulated other comprehensive loss-
net unrealized loss on securities available for sale and
minimum pension liability	(1,676,084)	(1,750,483)
Total common stockholders' equity	3,875,257	3,463,943

Long-term debt, less current installments	10,440,047	10,539,867

Current liabilities:
Current portion of long-term debt	309,977	309,977
Borrowings under lines-of-credit	4,149,978	6,550,000
Accounts payable	2,874,038	2,136,859
Accrued expenses	497,791	511,267
Customer deposits and accrued interest	682,852	1,300,797
Deferred income taxes	0	570,083
Total current liabilities	8,514,636	11,378,983

Deferred credits and other liabilities:
Deferred income taxes	2,323,747	1,171,966
Deferred compensation and post-retirement
benefits	1,577,693	1,600,187
Deferred pension costs	2,810,306	2,241,547
Other	358,321	339,423
Total deferred credits and other liabilities	7,070,067	5,353,123

Concentrations and commitments

Total capitalization and liabilities	$29,900,007	$30,735,916

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2004 and 2003
Unaudited
Form 10-QSB

	2004	2003

Cash flows from operating activities:
Net income	$336,915	$450,283
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	324,354	413,143
(Gain) loss on sale of marketable securities		(137)
Deferred income taxes	279	256,882

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,956,737)	(3,898,616)
Gas stored underground	2,112,193	860,361
Gas and appliance inventories	24,459	90,668
Prepaid expenses	(112,600)	(87,268)
Unrecovered gas costs	1,068,858	(123,013)
Prepaid income taxes	0	31,458
Deferred charges - pension and other	101,551	169,091
Increase (decrease) in:
Accounts payable	737,179	2,468,331
Customer deposit liability	(617,945)	(377,895)
Accrued general taxes	0	(57,513)
Other liabilities and deferred credits	1,115,369	393,093
Net cash used in operating activities	3,111,772	588,868

Cash flow from investing activities:
Purchase of securities available for sale	(89,182)	(78,488)
Capital expenditures, net of minor disposals	(440,704)	(547,966)
Net cash used in investing activities	(529,886)	(626,454)

Cash flows from financing activities:
Net borrowings under lines-of-credit	(2,400,022)	(50,000)
Repayment of long-term debt	(99,820)	(39,354)
Net cash provided by financing activities	(2,499,842)	(89,354)
Net increase in cash	82,044	(126,940)

Cash and cash equivalents at beginning of period	266,160	281,036

Cash and cash equivalents at end of period	$348,204	$154,096

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$642,312	$778,856

Income taxes	$14,000	$184,398

Corning Natural Gas Corporation

Notes to Consolidated Financial Statements

Note A: Basis of Presentation

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

Note B: Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation. The reclassifications made to the prior period have no impact on the net income (loss), or overall presentation of the consolidated financial statements.

Note C: New Accounting Standards

In December 2003, the FASB issued a revised SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which added disclosure requirements for defined benefit plans. The annual disclosure requirements are effective for the companys fiscal year ending 2004. The disclosures provided by the company in its 2003 annual report on Form 10-K comply with most of the annual disclosure requirements of the new Statement. In its 2004 annual report, the company will enhance its disclosure of investment strategies and the basis for determining the long-term rate of return on plan assets assumption. Also, the company will provide information related to the amount and timing of expected future benefit payments. Under SFAS No. 132, companies are now required to report the various elements of pension benefit costs on a quarterly basis. The quarterly disclosure requirements were effective beginning the second quarter of fiscal year 2004, and the company has included interim disclosures under Pension and Other Postretirement Benefits below.

Note D: Dividends

On November 13, 2003 the Companys Board of Directors approved a stock dividend of 5% of the Companys common stock payable on or about December 31, 2003 to stockholders of record on December 1, 2003.

Note E: Pension and Other Post-retirement Benefit Plans

The following illustrates the disclosures of a publicly traded entity for the second fiscal quarter beginning after September 30, 2003.

Components of Net Period Benefit Cost
Three months ended March 31, 2004
Pension Benefits	Other Benefits

	2004	2003	2004	2003

Service cost	$114,596	$93,666	$9,971	$8,682
Interest cost	185,047	184,084	17,737	19,883
Expected return on plan assets	(164,256)	(163,889)	0	0
Amortization of prior service cost	28,720	28,720	15,606	15,606
Amortization of net (gain) loss	114,431	68,164	(3,111)	(3,229)
Net periodic benefit cost	$278,538	$210,745	$40,203	$40,942

Six months ended March 31, 2004
Pension Benefits	Other Benefits
	2004	2003	2004	2003

Service cost	$229,192	$187,332	$19,942	$17,363
Interest cost	370,094	368,169	35,475	39,767
Expected return on plan assets	(328,511)	(327,777)	0	0
Amortization of prior service cost	57,439	57,439	31,213	31,213
Amortization of net (gain) loss	228,862	136,327	(6,221)	(6,458)
Net periodic benefit cost	$557,076	$421,490	$80,409	$81,885

 The required contribution for plan year ended December 31, 2003 is $447,268 of which a payment of $118,916 has been made. The remaining payments of $328,352 will be made prior to September 15, 2004.

Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act filed as part of the 10-QSB for Quarter Ended March 31, 2004.

Presented on signature page of 10-QSB

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: May 17, 2004

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
5. We have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 17, 2004

Thomas K. Barry, Chairman of the Board, Chief Executive Officer

Kenneth J. Robinson, Executive Vice President, Chief Financial Officer