Form 10QSB
period 2004-06-30
CORNING NATURAL GAS CORP
filed 2004-08-13
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
For The Quarter Ended June 30, 2004

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
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Assets	June 30, 2004	September 30, 2003

Plant:
Utility property, plant and equipment	$25,502,074	$24,953,757
Non-utility - property, plant and equipment	1,856,899	1,803,271
Less accumulated depreciation	10,095,556	9,617,894
Total plant utility and non-utility net	17,263,417	17,139,134

Investments:
Marketable securities available for sale at fair value	2,064,427	1,741,050
Investment in joint venture and associated companies	198,189	201,151
Total investments	2,262,616	1,942,201

Current assets:
Cash and cash equivalents	311,154	266,160
Customer accounts receivable, less allowance for uncollectibles	1,575,773	1,274,897
Notes Receivable	47,000	43,000
Gas stored underground, at average cost	2,376,688	3,175,948
Gas and appliance inventories	224,493	231,217
Prepaid expenses	859,189	707,510
Total current assets	5,394,297	5,698,732

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	1,016,661	1,016,661
Unrecovered gas costs	(240,840)	1,151,694
Other	954,945	1,134,986
Goodwill net of amortization	1,493,719	1,493,719
Unamortized debt issuance cost	269,564	285,084
Other	947,359	873,705
Total deferred debits and other assets	4,441,408	5,955,849

Total assets	$29,361,738	$30,735,916

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Capitalization and liabilities:	June 30, 2004	September 30, 2003

Common stockholders equity:
Common stock (common stock $5.00 par value per share.
Authorized 1,000,000 shares; issued and outstanding
506,918 and 482,900 shares at June 30, 2004 and
September 30, 2003, respectively.)	$2,534,590	$2,415,000
Other paid-in capital	959,512	790,886
Retained earnings	1,897,892	2,008,540
Accumulated other comprehensive loss-
net unrealized loss on securities available for sale and
minimum pension liability	(1,679,129)	(1,750,483)
Total common stockholders equity	3,712,865	3,463,943

Long-term debt, less current installments	10,414,485	10,539,867

Current liabilities:
Current portion of long-term debt	309,977	309,977
Borrowings under lines-of-credit	4,524,978	6,550,000
Accounts payable	2,187,667	2,136,859
Accrued expenses	532,987	511,267
Customer deposits and accrued interest	620,072	1,300,797
Deferred income taxes	0	570,083
Total current liabilities	8,175,681	11,378,983

Deferred credits and other liabilities:
Deferred income taxes	2,121,084	1,171,966
Deferred compensation and post-retirement
benefits	1,549,727	1,600,187
Deferred pension costs	2,966,866	2,241,547
Other	421,030	339,423
Total deferred credits and other liabilities	7,058,707	5,353,123

Concentrations and commitments

Total capitalization and liabilities	$29,361,738	$30,735,916

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB

	Quarter Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Utility Operating Revenues	$4,278,032	$4,470,224	$19,731,524	$18,567,338

Cost and Expense
Natural Gas Purchased	2,677,484	2,817,762	13,190,862	12,299,362
Operating & Maintenance Expense	1,082,614	1,203,934	3,513,517	3,639,914
Taxes other than Federal Income Taxes	325,888	318,817	1,057,195	1,061,438
Depreciation	128,377	121,479	382,442	367,065
Interest Expense	288,577	329,633	865,924	845,175
Income Tax	(66,470)	(117,008)	373,500	184,037
Other Deductions, Net	4,716	5,443	13,828	14,086
Total Costs and Expenses	4,441,186	4,680,060	19,397,268	18,411,077

Utility Operating Income (Loss)	(163,154)	(209,836)	334,256	156,261

Other Income	31,294	3,348	84,813	21,132

Net (Loss) Income from Utility Operations	(131,860)	(206,488)	419,069	177,393

Net (Loss) Income from Non-Utility Operations	(22,958)	84,017	(209,050)	199,958

Net (Loss) Income from Continued Operations	(154,818)	(122,471)	210,019	377,351

(Loss) Income from Discontinued Operations, Net of Income Tax	(4,529)	(83,781)	(32,451)	(115,624)

Net (Loss) Income	(159,347)	(206,252)	177,568	261,727
Other Comprehensive Income	(3,045)	83,674	71,354	358,495
Total Comprehensive Income	($162,392)	($122,578)	$248,922	$620,222

Weighted average earnings per share-
basic & diluted	($0.314)	($0.427)	$0.356	$0.551

Weighted average earnings per share = Net income as shown above divided by 506,918 and 483,000 shares for quarters ended June 30, 2004 and 2003, respectively and
498,912 and 475,333 shares for nine months ended June 30, 2004 and 2003, respectively.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2004 and 2003
Unaudited
Form 10-QSB

	2004	2003

Cash flows from operating activities:
Net income	$177,568	$261,727
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	488,386	616,210
(Gain) loss on sale of marketable securities	(40,339)	(17,700)
Deferred income taxes	14,050	220,241

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(300,876)	(1,112,200)
Gas stored underground	799,260	(59,906)
Gas and appliance inventories	6,724	45,552
Prepaid expenses	(151,679)	(227,952)
Unrecovered gas costs	1,392,534	39,497
Prepaid income taxes	0	(469)
Deferred charges - pension and other	117,907	696,448
Increase (decrease) in:
Accounts payable	50,808	314,869
Customer deposit liability	(680,725)	(379,161)
Accrued general taxes	0	(57,513)
Other liabilities and deferred credits	1,067,963	60,348
Net cash provided by operating activities	2,941,581	399,991

Cash flow from investing activities:
Purchase of securities available for sale	(144,238)	(158,247)
Capital expenditures, net of minor disposals	(601,945)	(892,601)
Net cash used in investing activities	(746,183)	(1,050,848)

Cash flows from financing activities:
Net borrowings under lines-of-credit	(2,025,022)	655,000
Repayment of long-term debt	(125,382)	(97,532)
Net cash provided by (used in) financing activities	(2,150,404)	557,468
Net increase (decrease) in cash	44,994	(93,389)

Cash and cash equivalents at beginning of period	266,160	281,036

Cash and cash equivalents at end of period	$311,154	$187,647

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$929,727	$923,294

Income taxes	$14,000	$201,898

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

Note B: New Accounting Standards

In December 2003, the FASB issued a revised SFAS No. 132, "Employers Disclosures about Pensions and Other Post-retirement Benefits," which added disclosure requirements for defined benefit plans. The annual disclosure requirements are effective for the Companys fiscal year ending 2004. The disclosures provided by the Company in its 2003 annual report on Form 10-K comply with most of the annual disclosure requirements of the new Statement. In its 2004 annual report, the Company will enhance its disclosure of investment strategies and the basis for determining the long-term rate of return on plan assets assumption. Also, the Company will provide information related to the amount and timing of expected future benefit payments. Under SFAS No. 132, companies are now required to report the various elements of pension benefit costs on a quarterly basis. The quarterly disclosure requirements were effective beginning the second quarter of fiscal year 2004, and the Company has included interim disclosures under Pension and Other Postretirement Benefits below.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which updates the guidance in SAB No. 101, integrates the related set Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Companys consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of variable Interest entities and interpretation of ARB 51" (FIN 46). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either do not have equity investors with voting rights in proportion to such investors equity for the entity to support its activities and have equity investors that lack a controlling financial interest. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements apply immediately to variable interest entities created on or obtained after January 31, 2003, but this had no impact on the Companys 2003 financial statements. A modification to FIN 46 ("FIN 46R") was released on December 17, 2003. FIN 46R delayed the effective date for variable interest entities created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period after December 15, 2003. As of January 1, 2004, the Company adopted FIN 46R. In conjunction with this adoption, the Company performed an evaluation of variable interest entities in which it has an ownership, contractual or other monetary interest and adopted FIN 46R. The adoption of FIN 46R did not have a material effect on the Companys condensed consolidated financial statements.

Note C: Dividends

On November 13, 2003 the Companys Board of Directors approved a stock dividend of 5% of the Companys common stock payable on or about December 31, 2003 to stockholders of record on December 1, 2003.

Note D - Pension and Other Post-retirement Benefit Plans

The following illustrates the disclosures of a publicly traded entity for the third fiscal quarter beginning after September 30, 2003.

Components of Net Period Benefit Cost
Three months ended June 30, 2004
	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Service cost	$114,596	$93,666	$9,971	$8,682
Interest cost	185,047	184,084	17,737	19,883
Expected return on plan assets	(164,256)	(163,889)	0	0
Amortization of prior service cost	28,720	28,720	15,606	15,606
Amortization of net (gain) loss	114,431	68,164	(3,111)	(3,229)
Net periodic benefit cost	$278,538	$210,745	$40,203	$40,942

Nine months ended June 30, 2004
	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Service cost	$343,788	$280,998	$29,913	$26,045
Interest cost	555,140	552,253	53,212	59,650
Expected return on plan assets	(492,767)	(491,666)	0	0
Amortization of prior service cost	86,159	86,159	46,819	46,819
Amortization of net (gain) loss	343,293	204,491	(9,332)	(9,686)
Net periodic benefit cost	$835,613	$632,235	$120,612	$122,828

The required contribution for plan year ended December 31, 2003 is $447,268 of which a payment of $118,916 has been made. The remaining payments of $328,352 will be made prior to September 15, 2004.

Note E: Subsequent Event

On July 8, 2004, the Company sold the assets of Foodmart Plaza LLC for $1,300,000. Proceeds from the sale were used to pay expenses and payoff the mortgage. A gain was recognized on the sale.

CORNING NATURAL GAS CORPORATIONFORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2004

Managements Discussion & Analysis

As the Companys business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2004 may be.

Consolidated revenue of $5,607,000 for the quarter decreased $677,000 compared to the same quarter last year due primarily to a decrease in utility revenue as a result of a decrease in gas costs billed.

Consolidated net loss for the quarter was $159,300 compared to a loss of $206,000 in the same quarter the previous year. A net loss of $131,900 was experienced in the utility operations compared to a loss of $206,500 last year. The loss is due to the seasonality of utility operations and the 2004 improvement is due in part to reduced interest expense due to lower rates and lower outstanding borrowings. In addition, 2004 contains approximately $40,000 of new revenues from the transportation of local production gas. Corning Realty experienced earnings of $89,900 for the quarter compared to earnings of $13,200 for the same quarter last year as the result of reduced advertising, occupancy and commission expenses. The Foodmart Plaza experienced earnings of $15,400 compared to earnings of $16,200 last year. The Tax Center International experienced earnings of $8,300 compared to $40,500 last year due to a reduction in consulting revenues. Corning Mortgage experienced earnings of $2,300 compared to earnings of $14,000 last year.

The former Appliance segment experienced a net loss of $143,500 versus a loss of $83,800 last year. The $143,500 is made up of a loss from discontinued operations of $4,500 and expense allocations (net of tax) of $139,000, which is included in net loss from non-utility operations. The assets of the Appliance Corporation were sold and operations discontinued in September 2003, but that segment still incurs expense allocations that were established in the Companys last rate case by the New York Public Service Commissions (PSCs) December 23, 2002 Order Adopting the Terms of a Joint Proposal (2002 Order). The pre-sale allocations between regulated and unregulated business segments were used as a basis for setting the rates that became effective as of January 11, 2003 and that are to continue through 2005. Upon the sale of the Appliance Corporation assets, the amounts allocated to unregulated operations became overstated and, conversely, the amounts allocated to regulated operations, which would otherwise be recoverable in rates, became understated.

On March 12, 2004, the Company filed with the PSC a petition to amend the Joint Proposal approved in its last rate case. Among the matters highlighted in the Petition as requiring review and modification were:

(a) the allocation of costs between utility and non-utility business functions to reflect the sale of the Companys Appliance business; (b) restrictions on the Companys ability to record as current income the $174,124 annual additional revenues for improving its equity ratio; (c) the treatment of the costs of Pensions and Other Post-Employment Benefits (OPEBs) for prior periods; and (d) the computation of costs pertaining to natural gas stored underground. On July 23, 2004, the Company reached a settlement (Joint Proposal) with the staff of the Public Service Commission. The Joint Proposal represents a negotiated resolution of the issues, and is subject to final approval by the Public Service Commission. The Joint Proposal provides for the release of the $174,124 from rate year 2003 to income, as well as the release of the pro-rata portion of $174,124 for rate year 2004. The Joint Proposal also provides for the filing of a deferral petition for the allocation costs resulting from the sale of the Appliance business. Hence, these costs will be deferred on the Balance Sheet, and subject to a future PSC review for recovery through utility rates. Although the Company cannot predict for certain when the PSC will issue its decision on the July 23 Joint Proposal, it is expected that such action will be taken in fiscal 2004.

The Company finances its capital additions, as well as gas purchased, through a combination of internally generated funds and short-term borrowing. For all operations, the Company has $8,000,000 available through lines of credit at local banks, the terms of which are disclosed in the Companys latest annual report on form 10-KSB. It is expected that, on a consolidated basis, current capital resources will continue to be sufficient for the Companys operations over the next twelve months. As described in the Companys Petition to the PSC, however, the sufficiency of cash flow for regulated operations continues to be dependent upon resources from the Companys unregulated operations. The Company currently projects that it will need to refinance a portion of its short-term borrowings as long-term debt to avoid a potential cash flow shortage during 2005. The Companys ability to effect such a refinancing is dependent, in part, on PSC approval of the July 23 Joint Proposal.

Segment Overview:

The following table reflects year to date results of the segments consistent with the Companys internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.

	Gas	Appliance	Tax	Corning	Foodmart	Corning
	Company	Corporation	Center	Realty	Plaza	Mortgage	Total
Revenue:(1)
04	$19,731,524	112,972	447,183	2,818,383	188,431	16,329	$23,314,822
03	$18,567,338	1,763,516	440,889	2,852,392	198,108	46,923	$23,869,166

Net income (loss):
04	$419,069	(417,110)	61,283	66,897	40,449	6,980	$177,568
03	$177,393	(115,113)	107,201	38,399	31,495	22,352	$261,727

Interest Income: (1)
04	$84,036	69,985	10,798	--------	--------	--------	$164,819
03	$20,094	53,274	7,371	--------	--------	--------	$80,739

Interest Expense: (1)
04	$865,924	14,566	--------	64,138	32,648	5,682	$982,958
03	$845,175	14,418	121	66,928	47,409	8,596	$982,647

Total assets: (1)&(2)
04	$28,940,456	3,893,566	682,468	1,617,269	1,118,945	198,391	$36,451,095
03	$28,320,077	3,929,975	606,691	1,741,915	1,154,930	216,605	$35,970,193

Depreciation and amortization:
04	$398,611	2,700	12,062	50,127	24,886	--------	$488,386
03	$377,564	159,838	10,408	44,502	23,898	--------	$616,210

Income tax expense(benefit):
04	$373,500	(139)	30,466	34,462	(20,837)	2,210	$419,662
03	$184,037	(61,879)	54,372	22,536	(19,626)	11,867	$191,307

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

There were no sales of unregistered securities (debt of equity) during the quarter ended June 30, 2004.

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

Date:

August 13, 2004
____________________________________

Thomas K. Barry, Chairman of the Board,

President and CEO.

Date:

August 13, 2004
____________________________________

Kenneth J. Robinson, Chief Financial Officer

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
Date: August 13, 2004

________________________________	__________________________________
Thomas K. Barry, Chairman of the Board,	Kenneth J. Robinson, Executive Vice
Chief Executive Officer	President, Chief Financial Officer

Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act filed as part of the 10 QSB for Quarter Ended June 30, 2004.

Presented on signature page of 10 QSB

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: August 13, 2004

______________________________

Thomas K. Barry, Chairman of the Board,

Chief Executive Officer

______________________________

Kenneth J. Robinson, Executive Vice President,

Chief Financial Officer