Form 10KSB
period 2004-09-30
CORNING NATURAL GAS CORP
filed 2004-12-29
CIK 24751

U.S. Securities and Exchange Commission

Washington, D.C. 20549
FORM 10-KSB
X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
(SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)
For the twelve month period ended	September 30, 2004
Commission file number	0-643

Corning Natural Gas Corporation

(Name of small business issuer in its charter)
New York	16-0397420
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 W. William St., Corning NY 14830 Address of principal executive offices) (Zip Code)

Issuers telephone number (607) 936-3755

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock - $5.00 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for 12 month period ended September 30, 2004 $27,044,000

The aggregate market value of the 431,852 shares of the Common Stock held by non-affiliates of the Registrant at the $12.70 average of bid and asked prices as of December 1, 2004 was

$5,484,520.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2004 - 506,918.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrants Annual Report to Shareholders for the twelve month period ended September 30, 2004, and definitive proxy statement and notice of annual meeting of shareholders, dated January 3, 2005 are incorporated by reference into Part I, Part II and Part III hereof.

Information contained in this Form 10-KSB and the Annual Report to shareholders for fiscal 2004 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

Table of Contents
Part I

Item 1: Business

Item 2: Description of properties

Item 3: Legal Proceedings

Item 4: Submission of Matters to a Vote of Security Holders
Part II

Item 5: Market for Common Equity, Related Stockholder Matters

Item 6: Managments Discussion and Analysis of Financial Condition and Results of Operations

Item 7: Financial Statements

Item 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A: Controls and Procedures
Part III

Item 9: Directors and Executive Officers of the Registrants

Item 10: Executive Compensation

Item 11: Security Ownership of Certain Beneficial Owners and management and Related Stockholder Matters

Item 12: Certain Relationships and Related Transactions
Part IV

Item 13: Exhibits and Reports on Form 8-K

Item 14: Principal Accountant Fees and Services

CORNING NATURAL GAS CORPORATION

FORM 10-KSB

For the 12 Month Period Ended September 30, 2004

Part I

ITEM 1 - DESCRIPTION OF BUSINESS

(a) Business Development

Corning Natural Gas Corporation (the "Company" or "Registrant"), incorporated in 1904, is a natural gas utility. The Gas Company purchases its entire supply of gas, and distributes it through its own pipeline distribution and transmission systems to residential, commercial, industrial and municipal customers in the Corning, New York area and to two other gas utilities which service the Elmira and Bath, New York areas. The Gas Company is under the jurisdiction of the Public Service Commission of New York State which oversees and sets rates for New York gas distribution companies. The Company operates as three operating segments, the Gas Company, Corning Mortgage and Corning Realty. Corning Realty is a residential and commercial real estate business with approximately 70 agents operating in three neighboring counties. An equal joint venture between Elmira Savings & Loan(a local commercial bank) and Corning Mortgage Company, LLC has been formed to start a mortgage lending services company, Choice One Lending LLC.

Discontinued Operations

On July 8, 2004 the Company sold the assets of Foodmart Plaza LLC. Proceeds from the sale of $1.3 million were used to pay expenses and pay off the mortgage. A pre-tax gain of $133,020 was recognized on the sale of the assets.

The assets of the Appliance Company were sold in mid-September 2003 to a small group of primarily local investors. The assets, which consisted primarily of rented appliances in service, inventory, displays, equipment and vehicles, were sold for $1,992,400 including the $240,000 discussed below. The Company received $1,152,400 in cash and loaned the new Company $600,000 with interest at the rate of 6.25% which will be amortized and paid within five years. The remaining $240,000 will be paid in $80,000 increments at the conclusion of each of three years if the newly formed Company attains specific revenue levels during each of those three periods. The Company experienced a pre-tax profit of $364,740 on the sale of this business of which $124,740 was earned during fiscal 2003 and $80,000 was earned in 2004. An additional $80,000 will be earned in each of the years 2005 and 2006 if revenue levels meet expectations.

Subsequent Event

In October 2004, the Company discontinued operations of Tax Center International. The Company was unsuccessful in locating a buyer in the limited marketplace, and remaining assets will be transferred to the parent company. Further discussion appears in the Letter to Shareholders section of this report.

(b) Business of Issuer

(1) The Gas Company maintains a gas supply portfolio of numerous contracts and is not dependent on a single supplier. Additionally, the Gas Company has capabilities for storing 662,050 Dt through storage operations with two of its suppliers. The Gas Company had no curtailments during fiscal 2004 and expects to have an adequate supply available for its customers during fiscal 2005 providing that no abnormal conditions or actions occur.

(2) The Gas Company is franchised to supply gas service in all of the political subdivisions in which it operates.

(3) Since the Gas Company's business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales for different periods vary depending on variations in temperature, but the Company's Weather Normalization Clause (WNC) serves to stabilize net revenue from the effects of temperature variations. The WNC allows the Company to adjust customer billings to compensate for fluctuations in net revenue caused by temperatures which are higher or lower than the thirty year average temperature for the period. Degree days, which represent the number of degrees that the average daily temperature falls below 65 degrees Fahrenheit, totaled 6,918 for the period October 1, 2003 through September 30, 2004 and 7,434 for the same period ended September 30, 2003.

(4) The Gas Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG), and Bath Electric, Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Gas Company's financial results.

(5) Historically, the Gas Company's competition in the residential market has been primarily from electricity in cooking, water heating and clothes drying, and to a very small degree, in heating. The price of gas remains low in comparison to that of electricity in the Gas Company's service territory and the Gas Company's competitive position in the residential market continues to be very strong. Approximately 99% of the Gas Company's general service customers heat with gas.

Competition from oil still exists in the industrial market. The Gas Company has been able to counteract much of this competition, to date, through the transportation of customer owned gas for a transportation charge. The customer arranges for their own gas supply, then moves it through the Company's facilities for a transportation fee. The Gas Company's transportation rate is equal to the lowest unit rate of the appropriate rate classification, exclusive of gas costs, hence the profit margin is maintained.

The real estate business is a highly competitive market in which Corning Realty is well positioned. Prudential Ambrose & Shoemaker Real Estate maintains approximately 50% of the local market. Local economy and interest rates play a factor in the outcome of the market, however, Corning Realty continues to hold strong. Corning Realty is the areas largest residential real estate business that is involved in over 1,000 real estate closings annually.

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

(7) Seventy-one persons were employed by the Company in 2004 and seventy-three in 2003.

(8) The Gas Company expects no shortage of raw materials to impact our business over the next 5 - 10 years. The Energy Information Administration indicates an increase in the efficiency of gas exploration, and development is expected to result in increased gas productive capacity. As for the availability of the necessary pipes and valves for safe distribution of natural gas, the Gas Company likewise anticipates no shortages and continues to receive both gas supply and material inventory from various reliable sources.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company's headquarters are located at 330 West William Street, Corning, NY. This structure is physically connected to the operations center.

The Gas Company's pipeline system is thoroughly surveyed each year. Any necessary replacements are included in the construction budget. Approximately 105 miles of transmission main, 298 miles of distribution main, 13,797 services and 89 measuring and regulating stations, along with various other property are owned by the Gas Company, except for one short section of 10" gas main which is under a long-term lease and is used primarily to serve Corning Incorporated. All of the above described property, which is owned by the Gas Company, is adequately insured and is subject to the lien of the Company's first mortgage indenture.

The Realty businesses are operated out of the Company's West William Street complex in combination with rented office space in various locations.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, nor is the Company aware of any problems of any consequence which it anticipates may result in legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

Additional Item

Executive Officers of the Registrant

(Including Certain Significant Employees)
		Business Experience	Years Served
Name	Age	During Past 5 Years	In This Office
Thomas K. Barry	59	Chairman of the Board
		of Directors	11
		President & C.E.O.	20
Firouzeh Sarhangi	46	Vice President - Finance	1
Kenneth J. Robinson	60	Executive Vice President	13
Gary K. Earley	50	Secretary & Treasurer	2
		Treasurer	12
Stanley G. Sleve	54	Vice President-Business Dev	7

Term of office is one year.(Normally from February to February)

Part II

ITEM 5 - MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market on which the Registrants common stock is traded, the range of high and low bid quotations for each quarterly period during the past two years, the amount and frequency of dividends, and a description of restrictions upon the Registrants ability to pay dividends, appear in the table below. The number of stockholders of record of the Registrants Common

Stock was 281 at September 30, 2004. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.
MARKET PRICE - (OTC)
			Dividend
Quarter Ended	High	Low	Declared

December 31, 2002	12.25	11.10	0
March 31, 2003	14.50	11.75	0
June 30, 2003	14.00	13.30	0
September 30, 2003	15.00	14.00	0
December 31, 2003	13.25	12.00	0
March 31, 2004	13.00	10.10	0
June 30, 2004	20.00	13.30	0
September 30, 2004	17.40	9.50	0

Under the terms of a $4,700,000 senior note issued September 5, 1997, the Company may not declare or pay any dividend, or cause any other payment from retained earnings except to the extent that consolidated tangible net worth of the Company exceeds $2,000,000.

ITEM 6 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Managements discussion of financial condition and results of operations of the Company appears in the 2004 Annual Report to Shareholders which is incorporated by reference.

ITEM 7 - FINANCIAL STATEMENTS

The consolidated financial statements, together with the independent auditors report thereon of Rotenberg & Co. LLP dated November 9, 2004 are included in the 2004 Annual Report to Shareholders attached hereto, and are incorporated in this Form 10-KSB by reference thereto.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K/A, dated March 10, 2004, the Board of Directors voted on January 7, 2004 to terminate Deloitte & Touche LLPs appointment as independent accountants and Rotenberg & Company LLP was engaged on March 3, 2004 as independent accountants. No disagreements with accountants and financial disclosure exist.

ITEM 8A - CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures

    The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(E)) as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date.

    Changes in Internal Controls

There has been no change in the Company's internal controls over financial reporting that occurred during the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part III

The information required by Part III, Items 9 -12, is omitted from this Report and presented in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, in connection with the Company's Annual Meeting of Stockholders to be held on February 8, 2005, which information included therein is incorporated herein by reference.

Part IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed with this Form 10-KSB or incorporated herein by reference: (Exhibit numbers correspond to numbers assigned to exhibits in Item 601 of Regulation S-B)

Exhibit Name of Exhibit
3	A copy of the Corporations Articles of Incorporation,
as currently in effect, including all amendments, was
filed with the Company's Form 10-KSB for December 31, 1987.
3	A copy of the Corporations complete by-laws, as
currently in effect, was filed with the Corporations
report on Form 10-QSB for the quarter ended March 31, 1984.
10	A copy of the "Agreement Between Corning Natural Gas
Corporation and Local 139", dated September 1, 1998
was filed with Form 10-KSB for December 31, 1998.
10	Consulting Agreement and Employment Contracts with
three executive officers were filed with the Company's
Form 10-KSB for December 31, 1987.
10	A copy of the Service Agreement with CNG
Transmission Corporation was filed with the Company's
Form 10-KSB for December 31, 1993.
10	A copy of the Sales Agreement with Bath Electric, Gas
and Water was filed with the Company's Form 10-KSB for
December 31, 1989.
10	State Electric and Gas Corporation was filed with the Company's Form
10-KSB for December 31, 1992.
A copy of the Transportation Agreement between the
Company and Corning Incorporated was filed with the
Company's Form 10-KSB for December 31, 1992.
10	A copy of the Service Agreement with Columbia Gas
Transmission Co. was filed with the Company's
10-KSB for December 31, 1993.
13	A copy of the Corporations Annual Report to
Shareholders for 2004, is filed herewith.
22	Information regarding the Company's sole subsidiary was
filed as Exhibit 22 with the Company's Form 10-KSB for
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

ITEM 14 - Principal Accountant Fees and Services

The section entitled "Principal Accountant Fees and Services" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on February 8, 2005, sets forth certain information with respect to fees and services between the Company and its principal accountant and is incorporated herein by reference.

Code Of Ethics

The Company has adopted a Code of Ethics applicable to all employees. The Code of Ethics will be posted shortly on the Company's website at http://www.corninggas.com.  Any person may obtain, without charge, a copy of the Company's Code of Ethics.  The Code of Ethics will be furnished upon request made in writing to:

Thomas K. Barry
Chairman of the Board of Directors
Corning Natural Gas Corporation
330 W. William Street
P.O. Box 58
Corning, New York 14830

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

Date December 29, 2004 THOMAS K. BARRY
Thomas K. Barry, Chairman of the Board, President and C.E.O.

Date December 29, 2004 K.J. ROBINSON

K.J. Robinson, Director

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date December 29, 2004 K.J. ROBINSON

K.J. Robinson, Director

Date December 29, 2004 DONALD R. PATNODE

Donald R. Patnode, Director

Date December 29, 2004 T.H. BILODEAU

T.H. Bilodeau, Director

 Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act-filed as part of the 10-KSB for Year Ended September 30, 2004.

Presented on signature page of 10-KSB

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Annual Report of the Company on Form 10-KSB for the period ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: December 29, 2004

THOMAS K. BARRY

Thomas K. Barry, Chairman of the Board,Chief Executive Officer

KENNETH J. ROBINSON

Kenneth J. Robinson, Executive Vice President, Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

We, Thomas K. Barry and Kenneth J. Robinson, certify that:
1. We have reviewed this annual report on Form 10-KSB of Corning Natural Gas Corporation,
2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
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
5. We have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
6. We have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 29, 2004

Thomas K. Barry, Chairman of the Board, Chief Executive Officer

Kenneth J. Robinson, Executive Vice President, Chief Financial Officer

REPORT TO SHAREHOLDERS

Financially, the Company was able to accomplish a complete turnaround from the disappointing results of fiscal 2003. Last year we reported a consolidated net loss of 19 cents per share. In March, 2004 the Company made a formal request with the New York State Public Service Commission to amend the joint proposal in the rate application that had been approved in January, 2003 because it was evident that the approved rate of return in the amount of 10.5 percent allowed in that filing was not going to be achieved. There was a provision in that filing that allowed the Company to petition for relief if the actual rate of return fell below 5.5 percent, which obviously happened in fiscal 2003. The Commission is quite reluctant to allow for a general increase in rates in the middle of an existing approved joint proposal or without a fully prepared application for a rate adjustment. Therefore the Company and the Commission agreed to make several non-rate related adjustments that would position us to improve earnings without increasing rates charged to our customers. These changes coupled with some significant earnings of the subsidiary companies resulted in consolidated year-end income of $612,869 or $1.22 per share, which are the best results since 1998. This agreement allowed the Company to add incentive revenues earned in the prior year but not yet approved and to then allow automatic adjustments for these additional revenues to be booked each month throughout the remainder of the joint proposal that extends to January 2006. The Commission also allowed the Company to file for deferral of some significant expenses that were not actually imputed into the prior rate application process. Additionally, there was approval allowing retention of certain revenues generated from production of local gas wells that are connected to the Company's transmission pipeline system.

At this point we should review the movement of the Company's primary revenue generator, natural gas, as it relates to the economy and various classes of customers. Locally, the economy remains somewhat depressed since the decrease in employment levels created by the downturn in demand for fiber optics. The areas largest employer, Corning, Inc. has improved its financial picture with other products to mitigate this downturn, yet local growth has remained relatively stagnant. In contrast, the Company had gas deliveries of 8,758,754 Mcf on the system in 2004, the highest volumes since 1986 when over 5,000,000 out of 9,352,000 Mcf was delivered to wholesale customer NYSEG. This year 3,223,000 Mcf was delivered to the NYSEG system. There was an increase of nearly 6 percent in gas deliveries this year compared to 2003 primarily as a result in industrial gas throughput to customers such as Corning, Inc., World Kitchen and Pollio Dairy. The number of accounts served increased slightly to 14,378 from 14,316 the prior year. This year transportation deliveries amounted to 80 percent of all deliveries on the system, up 3 percent from 2003. Almost all commercial, industrial and wholesale gas is transported while approximately 23 percent of our residential customers have now signed up with marketers to purchase their gas requirements. It is the goal of state regulators to have all gas customers purchase their requirements through marketers and thus remove the distribution companies from the direct sales function. However, there is reluctance by the residential (small purchasers) customers to move in this direction as the benefits appear to be difficult to ascertain. Additionally, the large marketing companies find it increasingly difficult to add small customers to their mix due to slender margins offered as the playing field becomes more levelized with the distribution firms. The Company encourages its customers to search for lower priced suppliers but otherwise remains neutral to the process as it does not affect profitability.

While natural gas as an energy source remains highly competitive with electricity, fuel oil and propane, the industry is not without its problems and concerns for the welfare of its customers. Higher wellhead prices in recent years have not abated and little relief appears on the horizon. The federal government continues to strongly support funding for the Home Energy Assistance Program (HEAP) for low income consumers but it falls well short of the needs of many Americans. Most of the utility companies in the northeast, including us, report ever increasing uncollectable accounts and accounts receivable increase every year. There also seems to be no end in sight for increases in property insurance, health insurance premiums for employees, and property taxes. This equates to eventually higher rates for natural gas and the spiral continues. The Company actively searches for ways to fight inflation and keep costs in control while the ever increasing demands of the state and federal government curtail our efforts. We have reduced our full time employment levels to a low not seen in many years as we outsource more of our seasonal construction projects. We have extended the service life of our heavy equipment, trucks, and vehicles and are currently in the process of moving to a more economical health care program for all non-union employees. Undoubtedly, new and better paying jobs are a large part of the solution for this area and this means an improved economy driven by our government and renewed diligence by government at the local, state and federal levels to reduce the burdens placed upon businesses and thus relieve some of the unnecessary overheads.

Rising demand and gas prices both improve conditions for investors to search for new sources of gas supplies in areas and at depths that previously were not economical. The area around Corning, NY sits in the middle of a natural gas formation known as the Trenton Black River Basin. In the past, shallow wells up to 5,000 feet were drilled to some minor success while the cost of deeper wells was financially prohibitive. With the advent of six dollar per Mcf gas and higher it became economically feasible to drill wells 10,000 plus feet deep. In the past few years there has been quite a bit of activity in well drilling in this area with better than adequate results. The Fortuna Energy Company of Calgary, Canada has been very active and has drilled up to 35 wells in this area with current plans to drill about 10 more. Four of these wells are connected to our transmission system and gas is flowing to several marketers and to our wholesale customer in Elmira, NY. The gas that moves through these wells provides the Company with an opportunity to improve its revenues, which was done to a modest degree in 2004, yet we look forward to larger opportunities as we move into the winter months and into 2005. The Company is also in a position to purchase some of these supplies for use on our system and it appears that it would be advantageous to move most of this gas during the off peak months into our storage pool.

Subsidiary Companies

The Company's wholly owned subsidiary, Corning Natural Gas Appliance Corporation, continues to operate as the parent corporation for the other subsidiary firms. The Appliance Corporation maintains cash assets, notes receivable and owns a building in Elmira, NY that it rents to Corning Appliance Corporation (the Company that purchased the assets of the Appliance Corporation just over a year ago). The largest subsidiary is Corning Realty, which consists of the real estate business, Prudential Ambrose and Shoemaker Real Estate, the mortgage business, Choice One Lending, and the title insurance business, Town and Country Agency. Prudential had an excellent year in a soft market, producing $3,858,000 in total commissions and $1,457,000 in gross profit. Additional efforts to fine tune expenses resulted in net earnings of over $132,000. This Company currently maintains a 50 percent market share of all residential listings and sales in its three county marketplace, through its efforts to recruit new agents and to educate and train all of its agents on an ongoing basis. The Company has a 50 percent interest in a mortgage business and a 12 percent share of a title insurance company. The Company's share of gross earnings from these two entities was $28,000 this year, producing a net profit of just under $10,000.

During 2004 the Company sold all of the assets of The Foodmart Plaza, LLC and discontinued the operations of Tax Center International, LLC. The small shopping center, Foodmart Plaza, with the grocery store as its anchor had the capability of earning approximately $40,000 annually. We were presented with an opportunity to sell this asset and reduce overall debt during the year. After all expenses and taxes the Company had net earnings of $96,000 versus $39,000 the previous year. The Gas Company's long term succession plan includes moving Firouzeh (Fi) Sarhangi from her management position at Tax Center International (TCI) into the accounting and finance department of the gas operations. Mrs. Sarhangi was elected to the position of Vice President - Finance during the year and plans were made to move her away from TCI and into the Gas Company. TCI employed a full time Certified Public Accountant as the incoming manager and another CPA to assist with tax related work. Unfortunately, Mrs. Sarhangi's primary accounts were unwilling to accept consultation from anyone other than her and they began to move their business elsewhere. The Company was unsuccessful in locating a purchaser for the TCI business in this limited marketplace and ultimately decided to discontinue its operations. The remaining accounts were placed with other reputable firms in the area and all of the TCI employees were assisted in obtaining employment elsewhere. TCI has always been a profitable organization and the decision to discontinue its operation was difficult but the focus on the long-term strength of the parent corporation ultimately was the determining factor.

In summary, results achieved during the past year were both satisfying and somewhat disappointing. It took a great deal of time, effort and negotiating to turn the operations of the utility business back to the positive side. The Company's employees worked hard and diligently in order to create what eventually was an excellent consolidated earnings performance. We thank these individuals who made this possible and we appreciate our Board of Directors, shareholders and customers in their support and assistance in making difficult decisions to keep this Company financially sound and focused upon the future.

Sincerely,

Thomas K. Barry

Chairman of the Board,

President and CEO

Managements Discussion and Analysis of Financial Condition and Results of Operations

Earnings

Consolidated net income amounted to $612,900 or $1.22 per share in 2004 compared to a loss of $ (91,500) or $ (.19) per share in 2003. The net income by operating segment can be found in note 2 to the financial statements, and is discussed in detail in the Letter to Shareholders section of this report.

Operating Revenue

Utility operating revenue increased $1,433,600 or 7 percent due primarily to an increase in gas costs. Such increases are charged to customers through the Company's Gas Adjustment Clause discussed in note 1(d) to the financial statements. In addition, the Company booked incentive revenues of $174,000 from 2003 and a pro-rata portion of $174,000 from 2004 as discussed in the regulatory matters section of this MD&A. Further discussion of utility operating revenue appears in the Letter to Shareholders section of this report.

Unregulated revenue decreased $2,321,000 or 31 percent due primarily to the September 2003 sale of the assets of the Appliance Company. A complete discussion of the segment results appears in the Letter to Shareholders section of this report. Revenue by operating segment can be found in note 2 to the financial statements.

Utility Operating Expenses

Purchased gas expense increased $841,000 or 6 percent. The Company's average cost of gas, including reconciliation amounts, increased to $7.20 per mcf in 2004 from $6.94 per mcf the previous year. Other operating and maintenance expense increased just 1 percent. The Company filed for deferral of certain expenses, which were significantly higher than the amounts imputed in the latest rate increase.

Operating Segments

A description of the Company's operating segments can be found in note 2 to the financial statements, which also contains the results by segment for fiscal year 2004 and 2003. In addition, a discussion of the operating segments can be found in the Letter to Shareholders at the beginning of this report.

Liquidity and Capital Resources

The Company financed its 2004 capital additions of $826,000 as well as gas purchased through a combination of internally generated funds and short-term borrowing. For consolidated operations, the Company has $7,750,000 available through lines of credit at local banks, the terms of which are disclosed in note 6 to the financial statements. The amount outstanding under these lines at September 30, 2004 is $6,325,000. The Company relies heavily on its credit lines and a large portion is utilized throughout the entire year. During the months of April through October, there are major cash requirements as the Company purchases and stores gas in advance of the winter season. At September 30, 2004, the Company's gas storage totaled 3.6 million dollars. It is expected that, on a consolidated basis, current capital resources will continue to be sufficient for the Company's operations over the next twelve months. The sufficiency of cash flows for regulated operations continues to be dependent upon resources from the Company's unregulated operations. The Company anticipates that it will file a rate case in 2005 to become effective in early 2006, which will alleviate the reliance on the unregulated operations. The Company continues to pursue a re-arrangement of its debt structure, including a plan to convert much of its short-term debt. The process has been delayed pending approval of the petition to amend the last rate order and subsequent improvement in certain financial ratios.

Regulatory Matters

On March 12, 2004, the Company filed with the PSC a petition to amend the Joint Proposal approved in its last rate case. Among the matters highlighted in the Petition as requiring review and modification were: (a) the allocation of costs between utility and non-utility business functions to reflect the sale of the Company's Appliance business; (b) restrictions on the Company's ability to record as current income the $174,124 annual additional revenues for improving its equity ratio; (c) the treatment of the costs of Pensions and Other Post-Retirement Benefits (OPEBs) for prior periods; and (d) the computation of costs pertaining to natural gas stored underground. On July 23, 2004, the Company reached a settlement (Joint Proposal) with the staff of the Public Service Commission. The Joint Proposal represents a negotiated resolution of the issues, and is subject to final approval by the Public Service Commission. The Joint Proposal provides for the release of the $174,124 from rate year 2003 to income, as well as the release of the pro-rata portion of $174,124 for rate year 2004. The Joint Proposal also provides for the filing of a deferral petition for the allocation costs resulting from the sale of the Appliance business. Hence, these costs have been deferred on the balance sheet, and subject to future PSC review for recovery through utility rates. The Joint Proposal was approved by the PSC on September 1, 2004.

Critical Accounting Policies

The Company's significant accounting policies are described in the notes to the Consolidated Financial Statements. It is increasingly important to understand that the application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The most significant principles that impact the Company are discussed below.

Accounting for Utility Revenue and Cost of Gas Recognition. The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed, as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company's tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers. Under these mechanisms, the Company periodically adjusts its rates to reflect increases and decreases in the cost of gas. Annually, the Company reconciles the difference between the total gas costs collected from customers and the cost of gas. The Company defers any excess or deficiency and subsequently either recovers it from, or refunds it to, customers over the following twelve-month period. Accounting for Regulated Operations - Regulatory Assets and Liabilities. A significant portion of the Company's business is subject to regulation. The Company's regulated utility records the results of its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Years Ended September 30, 2004 and 2003

	2004	2003

Utility Operating Revenues	$21,995,505	$20,561,927

Cost and Expense
Natural Gas Purchased	14,109,162	13,268,087
Operating & Maintenance Expense	4,667,765	4,609,126
Taxes other than Federal Income Taxes	1,336,075	1,330,591
Depreciation	463,203	490,836
Interest Expense	1,185,000	1,199,108
Income Tax	62,017	(128,566)
Other Deductions, Net	21,964	18,959
Total Costs and Expenses	21,845,186	20,788,141

Utility Operating Income (Loss)	150,319	(226,214)

Other Income	124,967	17,853

Net Income (Loss) from Utility Operations	275,286	(208,361)

Income from Non-Utility Operations, Net of Income Tax	184,170	223,336

Net Income from Continued Operations	459,456	14,975

Income (Loss) from Discontinued Operations, Net of Income Tax	153,413	(106,487)

Net Income (Loss)	612,869	(91,512)
Other Comprehensive Income	759,765	192,738
Total Comprehensive Income	$1,372,634	$101,226

Weighted average earnings per share-
basic & diluted	$1.224	($0.190)

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2004 and 2003

Assets	2004	2003

Plant:
Utility property, plant and equipment	$25,749,195	$24,953,757
Non-utility property, plant and equipment	623,911	1,803,271
Less accumulated depreciation	10,013,733	9,617,894
Total plant utility and non-utility net	16,359,373	17,139,134

Investments:
Marketable securities available for sale at fair value	2,058,709	1,741,050
Investment in joint venture and associated companies	199,406	201,151
Total investments	2,258,115	1,942,201

Current assets:
Cash and cash equivalents	253,863	266,160
Customer accounts receivable, (net of allowance for
uncollectible accounts of $80,000)	1,004,095	1,274,897
Notes Receivable	47,450	43,000
Gas stored underground, at average cost	3,552,908	3,175,948
Gas and appliance inventories	241,802	231,217
Prepaid expenses	652,066	707,510
Total current assets	5,752,184	5,698,732

Deferred debits and other assets:
Regulatory assets:
Income taxes recoverable through rates	0	1,016,661
Unrecovered gas costs	1,257,783	1,151,694
Deferred pension and other	612,010	1,134,986
Goodwill (net of accumulated amortization of $521,294)	1,493,719	1,493,719
Unamortized debt issuance cost (net of accumulated
amortization of $254,489)	264,175	285,084
Notes Receivable	509,774	557,000
Other	438,178	316,705
Total deferred debits and other assets	4,575,639	5,955,849

Total assets	$28,945,311	$30,735,916

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2004 and 2003

	2004	2003
Capitalization and liabilities:

Common stockholders equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 507,000 in 2004 and
483,000 shares in 2003)	$2,534,590	$2,415,000
Other paid-in capital	959,512	790,886
Retained earnings	2,333,193	2,008,540
Accumulated other comprehensive loss	(990,718)	(1,750,483)
Total common stockholders equity	4,836,577	3,463,943

Long-term debt, less current installments	9,670,263	10,539,867

Current liabilities:
Current portion of long term debt	279,809	309,977
Borrowings under lines-of-credit	6,324,978	6,550,000
Accounts payable	1,413,695	2,136,859
Accrued expenses	473,472	511,267
Customer deposits and accrued interest	1,037,270	1,300,797
Deferred income taxes	558,681	570,083
Total current liabilities	10,087,905	11,378,983

Deferred credits and other liabilities:
Deferred income taxes	1,121,386	1,171,966
Deferred compensation	1,678,486	1,482,430
Deferred pension costs & post-retirement benefits	1,413,412	2,359,304
Other	137,282	339,423
Total deferred credits and other liabilities	4,350,566	5,353,123

Concentrations and commitments (notes 3 and 9)

Total capitalization and liabilities	$28,945,311	$30,735,916

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2004 and 2003
	2004	2003
Cash flows from operating activities:
Net income	$612,869	($91,512)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	589,542	832,451
(Gain) loss on sale of marketable securities	(121,647)	37,006
Deferred income taxes	(404,757)	(35,898)
Gain on sale of discontinued operations	(79,812)	(74,919)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	270,802	123,599
Gas stored underground	(376,960)	(1,576,770)
Gas inventories	(10,585)	423,622
Prepaid expenses	55,444	(72,189)
Unrecovered gas costs	(106,089)	(390,522)
Prepaid income taxes	0	35,478
Deferred charges - pension and other	465,188	149
Increase (decrease) in:
Accounts payable	(723,164)	(185,249)
Customer deposit liability	(263,527)	505,736
Accrued general taxes	0	(57,513)
Other liabilities and deferred credits	928,351	(97,055)
Net cash used in operating activities	835,655	(623,586)

Cash flow from investing activities:
Purchase of securities available for sale	(180,942)	(208,055)
Capital expenditures, net of minor disposals	(826,130)	(1,250,736)
Cash received from sale of discontinued operations	1,283,914	1,152,400
Net cash used in investing activities	276,842	(306,391)

Cash flows from financing activities:
Net (payments) borrowings under lines-of-credit	(225,022)	1,075,000
Repayment of long-term debt	(899,772)	(159,899)
Net cash provided by financing activities	(1,124,794)	915,101
Net increase (decrease) in cash	(12,297)	(14,876)

Cash and cash equivalents at beginning of period	266,160	281,036

Cash and cash equivalents at end of period	$253,863	$266,160

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,282,261	$1,323,476

Income taxes	$14,000	$227,148

Non cash transaction:
The Company received a note for a portion of the sale of assets of the Appliance Company
		$600,000

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders Equity

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balances at October 1, 2002	$2,300,000	$653,346	$2,352,592	($1,137,098)	$4,168,840

Comprehensive Income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $99,289	---	---	---	192,738	192,738
Minimum pension liability	---	---	---	(806,123)	(806,123)
Net income	---	---	(91,512)	---	(91,512)

Total comprehensive income					(704,897)
Stock dividends	115,000	137,540	(252,540)	---
Balances at September 30, 2003	2,415,000	790,886	2,008,540	(1,750,483)	$3,463,943

Comprehensive Income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $9,208	---	---	---	17,874	17,874
Minimum pension liability	---	---	---	741,891	741,891
Net income	---	---	612,869	0	612,869

Total comprehensive income					1,372,634
Cash dividends
Stock dividends	119,590	168,626	(288,216)	---	0
Balances at September 30, 2004	$2,534,590	$959,512	$2,333,193	($990,718)	$4,836,577

Highlights-12 Months Ended September 30
	2004	2003
Revenue From Continuing Operations	$ 26,450,000	$ 25,268,000
Net Income (Loss)	$ 612,900	$ (91,500)
Earnings (Loss) Per Common Share	$ 1.22	$ (0.19)
Gas Deliveries( Mcf )	8,759,000	8,272,000
Degree Days	6,918	7,434
Total Customers	14,378	14,316
Consolidated Capital Expenditures	$ 826,000	$ 1,251,000
Property, Plant and Equipment	$ 26,373,000	$ 26,757,000

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements For the Years Ended September 30, 2004 and 2003

(1) Summary of Significant Accounting Policies

Corning Natural Gas Corporation (the Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (PSC) which has jurisdiction over and sets rates for New York State gas distribution companies. The Company's regulated operations meet the criteria and accordingly, follow the accounting and reporting of Statement of Financial Accounting Standards No. 71 (SFAS No. 71) Accounting for the Effects of Certain Types of Regulation. The Company's consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

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

It is the Company's policy to reclassify amounts in the prior year financial statements to conform with the current year presentation.

(b) Property, Plant and Equipment

Utility plant is stated at the historical cost of construction. Those costs include payroll, fringe benefits, materials and supplies and transportation costs. The Company charges normal repairs to maintenance expense.

(c) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property, was 2.5% in 2004 and 2.7% in 2003. At the time utility properties are retired, the original cost plus costs of removal less salvage, are charged to accumulated depreciation.

Non-utility property, plant and equipment
2004		2003
Structures and improvements	$254,159	1,242,558
Land	--	214,555
Furniture and equipment	369,752	346,158
Total:	$ 623,911	$ 1,803,271

(d) Revenue and Natural Gas Purchased

The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed, as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. Pursuant to the most recent rate order, capacity assignment revenue is recorded at a rate of 15% of the amount received from released capacity and is recognized upon notification of capacity release from the pipeline company while the remaining 85% is returned to customers through reduced gas cost. The Company operates a weather normalization clause as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2.2% greater or less than a 30 year average. As a result, the effect on revenue fluctuations in weather related gas sales is somewhat moderated.

Gas purchases are recorded on readings of suppliers meters as of the end of the month. The Company's rate tariffs include a Gas Adjustment Clause (GAC) which adjusts rates to reflect changes in gas costs from levels established in the rate setting process. In order to match such costs and revenue, the PSC has provided for an annual reconciliation of recoverable GAC costs with applicable revenue billed. Any excess or deficiency in GAC revenue billed is deferred and the balance at the reconciliation date is either refunded to or recovered from customers over a subsequent 12-month period.

Real estate commissions are recognized at closing while professional services revenues are recognized as services are performed.

(e) Marketable Securities

Marketable securities, which are intended to fund the Company's deferred compensation plan, are classified as available for sale at September 30, 2004 and 2003. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders equity until realized. The cost of securities sold was determined using the specific identification method.

A summary of the marketable securities at September 30, 2004 and 2003 is as follows:

Market		Cost	Unrealized	Unrealized	Net Unrealized
Value		Basis	Gains	Losses	Gain/(Loss)
2004	$ 2,058,709	$1,928,185	$182,468	$(61,874)	$ 120,594
2003	$ 1,741,050	$1,623,211	$182,519	$(68,490)	$ 114,029

(f ) Investment in Joint Venture

Corning Mortgage, a subsidiary of The Corning Natural Gas Appliance Corporation holds a 50% equity interest in a joint venture, Choice One Lending, which began operations in August, 2000. Investment by the Company in the joint venture is recorded using the equity method of accounting. The Company's pro-rata share of the results of operations of the joint venture was a profit of $10,796 in 2004 and a profit of $37,246 in 2003.

(g) Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

(h) Federal Income Tax

The Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates.

(i) Dividends

Dividends are accrued when declared by the Board of Directors. A stock dividend of 5% was paid in fiscal 2004 and 2003.

Under the most restrictive long-term debt covenants, the Company may not declare or pay annual dividends except to the extent that consolidated net worth exceeds $2,000,000.

(j) Goodwill

Goodwill represents the excess of purchase price over the fair value of the identified net assets of acquired businesses and primarily applies to Corning Realty. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value, which is determined based on undiscounted future cash flows.

(k) Accounting for Impairment

Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under SFAS No. 144 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 144 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2004 and 2003.

(l) Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Under SFAS No. 130, the Company's comprehensive income consists of net income, net unrealized gains (losses) on securities and minimum pension liability and is presented in the consolidated statements of stockholders equity.

(2) Information About Operating Segments

The Company's reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Corning Natural Gas Corporation (the Gas Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Appliance Corporation and Foodmart Plaza have discontinued operations as discussed in Note 10. The Tax Center provides tax preparation, accounting and payroll services to approximately 1,000 clients. In October 2004, the Company discontinued operations of Tax Center International (see note 11). Corning Realty is a residential and commercial real estate business with approximately 70 agents operating in three neighboring counties. Foodmart Plaza is a retail complex consisting of eight tenants under multi-year leases anchored by a major supermarket. Corning Mortgage is a mortgage service company working closely with the realty relationship.

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

	Gas Company	Appliance Corporation (2)	Tax Center (3)	Corning Realty	Foodmart Plaza (4)	Corning Mortgage	Consolidated
Revenue:(1)
2004	$21,995,505	$264,657	$568,744	$3,857,902	$329,504	$27,988	$27,044,300
2003	$20,561,927	$2,401,642	$621,975	$4,021,089	$262,287	$62,785	$27,931,705
Net income (loss):(1)
2004	275,286	57,062	42,078	132,466	96,351	9,626	612,869
2003	(208,361)	(145,838)	153,084	39,703	39,351	30,549	(91,512)
Interest income:(1)
2004	124,041	131,464	14,742	----	3,868	9	274,124
2003	25,725	70,871	10,544	----	51	----	107,191
Interest expense:(1)
2004	1,185,000	23,365	----	81,955	35,280	8,103	1,333,703
2003	1,199,108	20,244	121	86,629	58,665	10,911	1,375,678
Total assets:
2004	27,032,685	76,115	187,408	1,649,103	----	----	28,945,311
2003	26,651,374	934,901	328,184	1,694,824	1,126,633	----	30,735,916
Depreciation and amortization:
2004	484,762	3,600	16,145	61,627	23,408	----	589,542
2003	512,395	212,286	14,661	61,245	31,864	----	832,451
Federal income tax expense:
2004	163,363	29,396	20,573	68,240	50,060	4,959	336,591
2003	(151,931)	(117,196)	78,000	24,247	23,673	15,770	(127,437)

(1) Before elimination of intercompany interest.

(2) The Appliance Co. discontinued operations in September 2003.

(3) Tax Center International discontinued operations in October 2004.

(4) Foodmart discontinued operations in July 2004.

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

(3) Major Customers

The Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results. Total revenue and deliveries to these customers were as follows:

Deliveries Amount		% of Total	Revenue Amount	% of Total
Corning Inc.
Year ended September 30, 2004	1,489,000	17	$ 774,000	4
Year ended September 30, 2003	1,704,000	21	$ 990,000	5
NYSEG
Year ended September 30, 2004	3,223,000	37	$ 297,000	1
Year ended September 30, 2003	2,906,000	35	$ 291,000	1
BEGWS
Year ended September 30, 2004	679,000	8	$2,953,000	13
Year ended September 30, 2003	740,000	9	$2,757,000	13

(4) Regulatory Matters

Certain costs are deferred and recognized as expenses when they are reflected in rates and recovered from customers as permitted by SFAS No. 71. These costs are shown as deferred debits and other assets. Such costs arise from the traditional cost-of-service rate setting approach whereby all prudently incurred costs are generally recoverable through rates. Deferral of these costs is appropriate while the Company's rates are regulated under a cost-of-service approach.

In a purely competitive environment, such costs might not have been incurred or deferred. Accordingly, if the Company's rate setting were changed from a cost-of-service approach and it was no longer allowed to defer these costs under SFAS No. 71, certain of these assets may not be fully recoverable. However, the Company cannot predict the impact, if any, of competition and continues to operate in a cost-of-service based regulatory environment. Accordingly, the Company believes that accounting under SFAS No. 71 is still appropriate.

Below is a summarization of the Company's regulatory assets as of September 30, 2004 and 2003:

2004		2003
Deferred pension and other	$612,010	$1,134,986
Deferred debits - accounting for income taxes	-	1,016,661
Unrecovered gas costs	1,257,783	1,151,694
Total regulatory assets	$1,869,793	$3,303,341
Deferred pension and other

Approximately $1,250,000 and $800,000 of these balances represents deferred pension and post-retirement costs in excess of the amounts currently recoverable through rates at September 30, 2004 and 2003. The PSC requires such excess costs to be deferred. Remaining balances represent miscellaneous regulatory assets.

Deferred debits - accounting for income taxes	These amounts represent the expected future recovery from ratepayers of the tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.
Unrecovered gas costs	These costs are recoverable over future years and arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1).

The Company expects that its regulatory assets will be fully recoverable from customers.

(5) Long-term Debt

A summary of long-term debt at September 30, 2004 and 2003 follows:

	2004	2003

Unsecured senior note - 7.9%, due serially with annual payments of
$355,000 beginning in 2006 through 2016 and $795,000 due in 2017	$4,700,000	$4,700,000
First mortgage bonds - 8.25%, series all due 2018, secured by
substantially all utility plant	3,100,000	3,100,000
Unsecured senior note - 9.83%, due serially with annual payments of
$100,000 beginning in 2007 through 2015 and $700,000 due in 2016	1,600,000	1,600,000
Mortgage note - 8.02% monthly installments through April 2008	-	801,876
Unsecured promissory note - 6.5%, due 2012, with annual payments of $7,850	62,800	70,650
Note payable - 6.5% monthly installments through January 2004 secured
by assets of Corning Realty	-	23,614
Note payable - 6.25% monthly installments through January 2009 secured
by assets of Corning Realty	208,727	269,774
Mortgage note - 6.25% monthly installments through 2010	83,545	88,930
Demand note payable - 4.00% at September 2004	125,000	125,000
Demand note payable - 4.00% at September 2004	70,000	70,000
Total long-term debt	$ 9,950,072	$ 10,849,844

Less current installments	279,809	309,977
Long-term debt less current installments	$ 9,670,263	$10,539,867

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2004 are as follows:

2005	$279,809	2006	$418,172	2007	$582,615
2008	$527,415	2009	$468,459	2010	and thereafter	$7,673,602

(6) Lines of Credit

The Company has consolidated lines of credit with local banks to borrow up to $7,750,000 on a short-term basis. Borrowings outstanding under these lines were $6,325,000 and $6,550,000 at September 30, 2004 and 2003, respectively. The maximum amount outstanding during the year ended September 30, 2004 and 2003 was $7,200,000 and $6,800,000 respectively. The lines of credit are unsecured and payable on demand with interest at rates which range from the prime rate (4.75% on September 30, 2004) to the prime rate less 3/4%. The weighted average interest rates on outstanding borrowings during fiscal 2004 and 2003 were 3.35% and 3.48% respectively.

(7) Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows:

	2004	2003
Utility Operations:
Current	$(348,430)	$(33,395)
Deferred	410,447	(95,171)
Investment Tax Credits	0	0
	62,017	(128,566)
Unregulated Operations:
Current	216,270	119,937
Deferred	0	(94,120)
	216,270	25,817
Total Income Tax Expense	$278,287	$ (102,749)

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% to income before income tax expense) as follows:

	2004	2003
Expected federal tax expense	$ 322,816	$ (66,049)
State tax expense, net of federal benefit	(58,305)	(14,552)
Other, net	13,776	(22,148)

Actual tax expense	$ 278,287	$ (102,749)

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2004	2003
Deferred income tax assets:
Unbilled revenue	$ 52,999	$ 26,372
Deferred compensation reserve	670,387	592,083
Post-retirement benefit obligations	352,310	262,140
Comprehensive income	670,914	941,829
Other	141,729	105,744

Total deferred income tax assets	1,888,339	1,928,168

Deferred income tax liabilities:
Property, plant and equipment, principally due to
differences in depreciation	2,370,873	2,453,532
Pension benefit obligations	43,740	666,583
Deferred expense - allocations	329,456	135,975
Other	824,337	414,127

Total deferred income tax liabilities	3,568,406	3,670,217

Net deferred income tax liability	$1,680,067	$1,742,049

(8) Pension and Other Post-retirement Benefit Plans

In 1997, the Company established a trust to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,058,709 and $1,741,050 at September 30, 2004 and 2003, respectively, and the plan liability, which is included in deferred compensation, postretirement benefits and other credits on the balance sheet, was $1,678,486 and $1,482,430 at September 30, 2004 and 2003, respectively. The assets of the trust are available to general creditors in the event of insolvency.

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

In addition to the Company's defined benefit pension plans, the Company offers post-retirement benefits comprised of medical and life coverages to its employees who meet certain age and service criteria. Currently, the retirees under age 65 pay 60% of their health care premium until Medicare benefits commence at age 65. After age 65, Medicare supplemental coverage is offered with Company payment of the premium. For participants who retire on or after September 2, 1992, the Company cost, as stated above, shall not exceed $150 per month. In addition, the Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Company's pension and post-retirement plan benefits as of September 30:
Pension Benefits			Post-retirement
Benefits
	2004	2003	2004	2003
Change in benefit obligations
Benefit obligation at beginning of year	$12,593,920	$10,769,929	$1,210,278	$1,170,079
Service cost	354,997	374,664	35,709	34,726
Interest cost	727,166	736,337	68,583	79,533
Participant contributions	-	-	67,262	89,750
Actuarial loss	(402,706)	1,247,377	(45,408)	(8,182)
Benefits paid	(560,158)	(534,387)	(123,029)	(155,628)
Curtailments	(444,019)		(66,257)
Benefit obligation at end of year	$12,269,200	$12,593,920	$1,147,138	$1,210,278
Change in plan assets
Fair value of plan assets at beginning of year	$ 8,279,121	$ 8,385,260	-	-
Actual return on plan assets	976,746	322,062	-	-
Company contributions	158,916	131,381	55,767	65,878
Participant contributions	-	-	67,262	89,750
Benefits paid	(560,158)	(559,582)	(123,029)	(155,628)
Fair value of plan assets at end of year	$ 8,854,625	$ 8,279,121	-	-
Funded status	(3,414,575)	(4,314,799)	(1,147,138)	(1,210,278)
Unrecognized actuarial loss (gain)	3,186,891	4,799,777	(218,925)	(124,415)
Unrecognized PSC adjustment	131,087	171,422	-	-
Unrecognized prior service cost	337,541	658,480	16,278	21,703
Unrecognized net transition asset (obligation)	(128,406)	(167,916)	393,110	574,250
Additional minimum liability	(1,943,550)	(3,388,566)
(Accrued) prepaid benefit cost	$(1,831,012)	$(2,241,602)	$ (956,675)	$ (738,740)
Accrued contribution	367,268	40,000	-	-
Weighted average assumptions as of
September 30, 2004 and 2003
Discount rate	6.25%	6.00%	6.25%	6.00%
Expected return on assets	8.00%	8.00%	-	-
Rate of compensation increase	4.50%	4.50%	-	-

For measurement purposes, a 14% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2004. The rate is assumed to decrease gradually to 5% by the year 2011 and remain at that level thereafter. A 1% increase in the actual health care cost trend would result in approximately a 4.1% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.1% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.6% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.6% decrease in the accumulated post-retirement benefit obligation.

	Pension Benefits		Post-retirement Benefits
	2004	2003	2004	2003

Components of net periodic benefit cost (benefit)
Service Cost	$ 379,997	$ 374,664	$ 35,709	$ 34,726
Interest Cost	727,166	736,337	68,583	79,533
Expected return on plan assets	(660,479)	(655,554)	-	-
Amortization of prior service	81,552	114,053	5,425	5,425
Amortization of transition obligation	(39,510)	(39,510)	46,740	57,000
Amortization of PSC adjustment	40,335	40,335	-	-
FAS 88 Recognition - loss on curtailment	239,387
Amortization of unreconized actuarial loss (gain)	424,894	272,654	(17,155)	(12,915)
Net periodic benefit cost ( benefit)	$1,193,342	$ 842,979	$ 139,302	$ 163,769

The current year pension expense recognizes a curtailment loss as of October 1, 2003 associated with a significant layoff of plan participants resulting from the sale of the Appliance Division assets.

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Company's most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $359,218 and $214,385 for the years ended September 30, 2004 and 2003 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal $1,305,575 and $795,750 as of September 30, 2004 and 2003 respectively.

The PSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company's rate case filings and financial reporting period, a regulatory liability of ($38,102) and ($153,088) has been recognized at September 30, 2004 and 2003 respectively.

The Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the "Savings Plan"). All non-union employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For non-union employees, the Company will match one-half of the participants contribution up to a total of 3% of the participants wages. The Company contribution to the plan was $37,184 in 2004 and $73,207 in 2003.

(9) Commitments

The Company has agreements with five pipeline companies providing for pipeline capacity for terms that extend through 2012. These agreements require the payment of a demand charge for contracted capacity at Federal Energy Regulatory Commission approved rates. Purchased gas costs incurred under these pipelines capacity agreements during 2004 and 2003 amounted to $2,451,471 and $2,921,838 respectively. The Company also has short-term gas purchase agreements averaging six months in length, with prices tied to various indices. The Company does not anticipate these agreements to be significantly in excess of normal capacity requirements.

(10) Discontinued Operations

On July 8, 2004 the Company sold the assets of Foodmart Plaza LLC. Proceeds from the sale of $1.3 million were used to pay expenses and pay off the mortgage. A pre-tax gain of $133,020 was recognized on the sale of the assets.

The assets of the Appliance Company were sold in mid-September 2003 to a small group of primarily local investors. The assets, which consisted primarily of rented appliances in service, inventory, displays, equipment and vehicles, were sold for $1,992,400 including the $240,000 discussed below. The Company received $1,152,400 in cash and loaned the new Company $600,000 with interest at the rate of 6.25% which will be amortized and paid within five years. The remaining $240,000 will be paid in $80,000 increments at the conclusion of each of three years if the newly formed Company attains specific revenue levels during each of those three periods. The Company experienced a pre-tax profit of $364,740 on the sale of this business of which $124,740 was earned during fiscal 2003 and $80,000 was earned in 2004. An additional $80,000 will be earned in each of the years 2005 and 2006 if revenue levels meet expectations.

(11) Subsequent Event

In October 2004, the Company discontinued operations of Tax Center International. The Company was unsuccessful in locating a buyer in the limited marketplace, and remaining assets will be transferred to the parent company. Further discussion appears in the Letter to Shareholders section of this report.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
SUMMARY OF FINANCIAL AND OPERATING STATISTICS
	2004	2003	2002	2001	2000
Total assets	$28,945,311	30,735,916	28,853,981	29,330,254	30,326,512
Long-term debt, less current installments	$9,670,263	10,539,867	10,593,738	10,905,093	11,429,421
Summary of earnings:
Utility operating revenue	$21,995,505	20,561,927	17,241,615	24,121,238	16,496,841
Total operating expenses and taxes	20,660,186	19,598,325	16,120,931	22,879,305	15,399,498
Net utility operating income	1,335,319	963,602	1,120,684	1,241,933	1,097,343
Other income	124,967	17,853	24,696	34,614	76,483
Non-Utility Earnings	337,583	116,849	307,641	290,678	378,988
Interest expense-regulated	1,185,000	1,189,816	926,868	960,675	1,081,362
Net Income	$612,869	-91,512	526,153	606,550	471,452
Number of common shares	506,918	482,900	460,000	460,000	460,000
Earnings per common share	$1.22	-0.19	1.14	1.32	1.02
Dividends paid per common share	$0	0	0.65	1.3	1.3
Statistics (unaudited)-
Gas delivered (MMcf)
Residential	1,116	1,179	997	1,507	1,501
Commercial	298	325	263	307	291
Other utilities	340	404	300	339	319
Transportation deliveries	7,005	6,364	5,978	6,392	5,936
Total deliveries	8,759	8,272	7,538	8,545	8,047
Number of customers-end of period	14,378	14,316	14,388	14,454	14,246
Average Mcf use per
residential customer	109.2	119.3	93.8	119.1	117.4
Average revenue per residential
Customer	$1,167.69	1,158.90	897.71	1,250.44	819
Number of degree days (1)	6,918	7,434	5,629	6,809	6,333
Percent (warmer) colder than avg.	1.7	8.3	-13.1	5	-2.6
Peak day deliveries (Mcf)	53,922	52,753	52,467	53,523	57,642
Miles of mains	404.3	403.9	402.3	398.4	396.5
Investment in gas plant (at cost)	$25,749,195	24,953,757	23,980,978	22,940,150	22,251,342
Stockholders equity per share	$9.54	7.17	9.06	10.63	10.98

-1	Thirty year average degree days: 6,896

Common Stock Data-Market Price(OTC)

Quarter Ended	High	Low
December 31, 2002	12.25	11.10
March 31, 2003	14.50	11.75
June 30, 2003	14.00	13.30
September 30, 2003	15.00	14.00
December 31, 2003	13.25	12.00
March 31, 2004	13.00	10.10
June 30, 2004	20.00	13.30
September 30, 2004	17.40	9.50

NOTE: A stock dividend in the amount of 5% was paid on Dec. 31, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Corning Natural Gas Corporation

Corning, New York

We have audited the accompanying consolidated balance sheet of Corning Natural Gas Corporation as of September 30, 2004, and the related consolidated statements of income, changes in stockholders equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2004, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp

Rochester, New York

November 9, 2004

OFFICERS

Thomas K. Barry

Chairman of the Board, President

and Chief Executive Officer

Kenneth J. Robinson

Executive Vice President

Firouzeh Sarhangi

Vice President - Finance

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

Bradford J. Faxon

Senior Consultant of Southern Union Gas Company, Former President of Fall River Gas Company

Donald R. Patnode

Former President, Industrial Filters and Equipment Corporation

Kenneth J. Robinson

Executive Vice President of the Company

Registrar and Stock Transfer Agent

Corning Natural Gas Corporation

Corning, New York

Counsel

Rich, May, Bilodeau and Flaherty

Boston, Massachusetts

Corning Natural Gas Corporation

330 W. William Street

P.O. Box 58

Corning, New York 14830

NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

To be held on Tuesday, February 8, 2005

Corning, New York

January 3, 2005

To the Common Stockholders of
Corning Natural Gas Corporation

Notice is hereby given that the Annual Meeting of Stockholders of Corning Natural Gas Corporation (the Company) will be held at the office of the Company, 330 W. William Street, in the City of Corning, New York on Tuesday, February 8, 2005 at 10:30 A.M., local time, for the following purposes:
    To fix the number of Directors at five and to elect a Board of Directors for the ensuing year.
    To transact such other business as may properly come before the meeting.

The stock transfer books will not be closed, but only common stockholders of record at the close of business on December 27, 2004 will be entitled to vote at the meeting or any adjournment thereof.

You are cordially invited to attend the meeting and vote your shares. In the event that you cannot attend, please date, sign and mail the enclosed proxy in the enclosed self-addressed envelope. A stockholder who executes and returns a proxy in the accompanying form has the power to revoke such proxy at any time prior to the exercise thereof.

By Order of the Board of Directors

GARY K. EARLEY, Secretary & Treasurer

CORNING NATURAL GAS CORPORATION

PROXY STATEMENT

January 3, 2005

By Whom Proxy Solicited and Solicitation Expenses. The accompanying proxy is solicited by the Board of Directors of Corning Natural Gas Corporation (the "Company") for use at the Annual Meeting of Stockholders to be held on Tuesday, February 8, 2005. Proxies in substantially the accompanying form, properly executed and received prior to or delivered at the meeting and not revoked, will be voted in accordance with the specification made. The expense of soliciting proxies will be borne by the Company.

The approximate date upon which this proxy statement and the accompanying proxy will first be mailed to stockholders is January 3, 2005.

Right to Revoke Proxy. Any stockholder giving the proxy enclosed with this statement has the power to revoke it at any time prior to the exercise thereof. Such revocation may be by writing (which may include a later dated proxy) received by the Office of the Secretary, Corning Natural Gas Corporation, 330 W. William Street, P.O. Box 58, Corning, New York, 14830, no later than February 7, 2005 if by mail, or prior to the exercise thereof if delivered by hand. Such revocation may also be effected orally at the meeting prior to the exercise of the proxy.

Proposals of Stockholders. Stockholders proposals intended to be presented at the 2006 Annual Meeting of Stockholders must be received by the Office of the Secretary, Corning Natural Gas Corporation, 330 W. William Street, P.O. Box 58, Corning, New York 14830, by September 9, 2005. As to any proposal that a stockholder intends to present to stockholders without being included in the Company's proxy statement for the Company's 2006 Annual Meeting of Stockholders, the proxies named in managements proxy for the meeting will be entitled to exercise their discretionary authority on that proposal unless the Company receives notice of the matter to be proposed not later than November 25, 2005. Even if proper notice is received on or prior to November 25, 2005, the proxies named in managements proxy for that meeting may nevertheless exercise their discretionary authority with respect to such matter by advising stockholders of such proposals and how they intend to exercise their discretion to vote on such matter, unless the stockholder making the proposal solicits proxies with respect to the proposal as set forth in Rule 14a-4(c)(2) of the Securities Exchange Act of 1934.

Voting Securities Outstanding. There were 506,918 shares of common stock outstanding and entitled to vote on December 27, 2004 (the "Record Date"). Each share of common stock is entitled to one vote. Only stockholders of record on the Record Date are entitled to notice of and to vote at the meeting or any adjournment thereof.

Abstentions and broker non-votes are each included in calculating the number of shares present and voting for purposes of determining quorum requirements. However, each is tabulated separately. Abstentions are counted in tabulating the votes cast on proposals presented to shareholders, whereas broker non-votes are not counted for purposes of determining whether a proposal has been approved.

Beneficial Stock Ownership

The following table sets forth the shares of the Company's common stock, and the percent of total outstanding shares represented thereby, beneficially owned* by the nominees for director of the Company, the Chief Executive Officer of the Company, all directors and officers as a group, and all persons or groups known to the Company to beneficially own more than 5% of such stock.

*As used in this Proxy Statement, "beneficial ownership" includes direct or indirect, sole or shared power to vote, or to direct the voting of, and/or investment power to dispose of, or to direct the disposition of, shares of the common stock of the Company. Except as otherwise indicated in the footnotes below, the listed beneficial owners held direct and sole voting and investment power with respect to the stated shares.

	Shares of Stock
	Beneficially Owned
	Directly or Indirectly	Percent
Beneficial Owners	as of December 1, 2004	of Class

J. Edward Barry	50,712(1)	10.00%
330 W. William Street
Corning, New York 14830-2152

Thomas K. Barry (Director and	16,943(2)	3.30%
Chief Executive Officer)
330 W. William Street
Corning, New York 14830-2152

Thomas H. Bilodeau (Director)	4,175(3)	*
336 Golfview Road, Apt. 207
North Palm Beach, Florida 33408-3521

Bradford J. Faxon (Director)	29,995(4)	5.90%
225 Hix Bridge Road
Westport, Massachusetts 02790-1312

Liselotte R. Lull and	49,642(5)	9.80%
Robert E. Lull
231 Watauga Avenue
Corning, New York 14830-3233

Donald R. Patnode (Director)	15,268(6)	3.00%
91 Stage Harbor Road
Chatham, Massachusetts 02633-2272

Kenneth J. Robinson (Director and
Executive Vice President)	5,120(7)	1.00%
330 W. William Street
Corning, New York 14830-2152

All directors and officers	75,066(8)	14.80%
of the Company, eight persons
as a group

* Less than one percent

(1) Includes 27,634 shares held in trust, with respect to which J. Edward Barry has shared voting and investment power, and 23,078 shares beneficially owned and held in trust on behalf of Virginia S. Barry, with respect to which J. Edward Barry also has shared voting and investment power.

(2) Includes indirect beneficial ownership of 1,102 shares owned by children of Thomas K. Barry, and as to which Thomas K. Barry has shared voting and investment power.

(3) All shares are held in trusts and Mr. Bilodeau is a beneficiary or contingent beneficiary of such trusts.

(4) Includes indirect beneficial ownership of 5,987 shares owned by children of Bradford J. Faxon, and as to which Bradford J. Faxon has shared voting and investment power.

(5) Includes 25,773 shares owned by Liselotte R. Lull and 23,869 shares owned by Robert E. Lull.

(6) Includes 2,100 shares owned by spouse, who has sole voting and investment power over such shares. Also includes 7,708 shares held in two trusts, of which Donald R. Patnode is co-trustee.

(7) Includes 5,086 shares owned jointly with Sherry Robinson.

(8) Aggregate record or imputed beneficial ownership, with sole or shared voting or investment power

Election of Directors. (Proposal No. 1) It is the intention of the persons named in the enclosed proxy to vote the shares represented by the proxy to fix the number of directors at five and to elect the nominees listed below to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. In the event of a vacancy in the list of nominees, an event which the Board of Directors does not anticipate, the holders of the proxies will vote for the election of a nominee acceptable to the remaining nominees. The directors shall be elected by a plurality of votes cast. The following is a brief description of each nominee, including his principal employment or professional experience for the past five years.

Thomas K. Barry, 59, Chairman of the Board of Directors since 1993, President of the Company since 1983, Chief Executive Officer since 1984. A Director since 1983 and Chairman of the Executive Committee. Son of J. Edward Barry, Consultant to the Company.

Thomas H. Bilodeau, 62, Vice President - Finance, Medical & Environmental Coolers, Inc. since 1990. A Director since 1984 and a member of the Compensation and Audit Committees.

Bradford J. Faxon, 66, Retired; former President of Fall River Gas Company 1986-2001. A Director since 1984, Chairman of the Compensation Committee and a member of the Executive and Audit Committees.

Donald R. Patnode, 76, Retired; former President of Industrial Filters and Equipment Corporation 1989-1994. A Director since 1964, Chairman of the Audit Committee and a member of the Compensation Committee.

Kenneth J. Robinson, 60, Executive Vice President since 1992. Joined the Company in 1978 as an accountant and most recently served as Financial Vice President and Treasurer for 4 years. A Director since 2000 and a member of the Executive Committee.

Board of Directors and Committees. The Board of Directors has a standing Audit Committee, of which Messrs. D.R. Patnode, B.J. Faxon and T.H. Bilodeau are the members. The function of the Audit Committee is to recommend the selection of independent auditors, review the plan and results of the independent audit and approve each professional service provided by the independent auditors. The Audit Committee had six meetings in fiscal 2004. The Audit Committee operates under a charter, which is attached to this Proxy statement as Appendix A. The members of the Audit Committee meet the independence standards of Sections 303.01(B) (2) (a) and (3) of the New York Stock Exchanges listing standards. The Board of Directors has not identified any member of the Audit Committee as a financial expert as defined in Item 401(e) of Regulation S-B as it has not been determined that any member of the Committee fully meets the technical qualifications for designation as a financial expert as defined in Item 401(e) of Regulation S-B. The Board of Directors has determined that designation of a financial expert on the Audit Committee is unnecessary as each member of the Audit Committee has considerable experience with the review of public company financial statements, management of public companies and familiarity with the audit process, which qualifications give the Company the necessary confidence in their ability to fulfill their obligations as members of the Audit Committee.

Audit Committee Report

To the Board of Directors of Corning Natural Gas Corporation:

The Audit Committee of Corning Natural Gas Corporation ("Corning") has reviewed and discussed Cornings audited financial statements for the year ended September 30, 2004 with Rotenberg & Co. LLP, Cornings independent auditing firm. In addition, we have discussed with Rotenberg & Co. LLP the matters required to be discussed by Statement of Auditing Standards No. 61 as amended by Statement of Auditing Standards No. 89 and 90.

The Committee also has received the written disclosures and the letter from Rotenberg & Co. LLP required by Independence Standards Board Standard No. 1, and we have discussed with Rotenberg & Co. LLP such firms independence. We have also discussed with Cornings management and the auditing firm such other matters and received such assurances from them as we deemed appropriate.

As a result of our review and discussions, we have recommended to the Board of Directors the inclusion of Cornings audited financial statements in the annual report for the year ended September 30, 2004, on Form 10-KSB.

The Audit Committee of Corning Natural Gas Corporation

Donald R. Patnode, Chairman

Bradford J. Faxon

Thomas H. Bilodeau

The Board of Directors also has a standing Compensation Committee, of which Messrs. D.R. Patnode, B.J. Faxon and T.H. Bilodeau are the members. This committee met once during 2004. This committee reviews officer performance and duties and decides upon appropriate remuneration.

The Board of Directors does not have a standing nominating committee, or any committee performing similar functions. The Board of Directors is of the view that such a committee is unnecessary given the relatively small size of the Board and the percentage by which each Director was re-elected last year (as to each, over 97% of the votes cast). All Directors participate in the consideration of nominees for Directors.

The Board of Directors met five times in 2004. Each Director attended more than 75% of the aggregate number of meetings of the Board and committees on which he served during the year.

At the most recent annual meeting of stockholders of the Company, held on February 3, 2004, out of a total of 506,918 shares entitled to vote at the meeting, 467,995 shares (92% of the total) were actually voted at the meeting with respect to the election of Directors. Nominees proposed for election by the Board of Directors were elected by requisite vote at such meeting. Each nominee received an affirmative vote of over 97% of the votes cast. All members of the Board of Directors are expected to attend the annual meeting of stockholders. Last year all members of the Board of Directors attended the annual meeting.

Section 16 (a) Beneficial Ownership Reporting Compliance. Based solely on a review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 (the "Exchange Act") during and with respect to its most recent fiscal year, as well as written representations furnished to the Company by reporting persons, all persons subject to Section 16 of the Exchange Act with respect to the Company have filed on a timely basis all reports required by Section 16 (a) of the Exchange Act during the most recent fiscal year.

Cash Compensation of Executive Officers. The following table sets forth the compensation paid or accrued by the Company and its subsidiary during the fiscal years ended September 30, 2002, September 30, 2003 and September 30, 2004 to the Company's Chief Executive Officer and to each Executive Officer whose aggregate cash compensation exceeded $100,000. Although only principal capacities are listed, the compensation figures include all compensation received in any capacity, including directorships, for services rendered during the fiscal years indicated.

	SUMMARY COMPENSATION TABLE
	Annual Compensation(1)
Name and				Other Annual
Principal Position	Year	Salary (2)	Bonus	Compensation (3)

Thomas K. Barry	2004	$211,766	$3,821	$15,500
President and Chief	2003	$199,617	$3,811	$15,500
Executive Officer	2002	$193,640	---	$15,500

Kenneth J. Robinson	2004	$154,951	$10,288	$15,000
Exec. Vice President	2003	$146,487	$9,379	$15,000
	2002	$142,140	$9,281	$15,000

Firouzeh Sarhangi	2004	$94,030	$20,576	$0
Vice President- Finance (4)	2003	$71,619	$18,758	$0
	2002	$66,950	$18,562	$0

(1) The Company did not pay any long-term compensation to its Chief Executive Officer or to its other executive officers during the fiscal years ended September 30, 2004, 2003, and 2002.

(2) The amounts in this column include the aggregate of cash contributions received and matching contributions made by the Company on behalf of the named executive officers to the Company's 401(k) Savings Plan (the "Savings Plan").

(3) Consists of directors fees paid to the named executive officers by the Company and its subsidiary.

(4) During the fiscal years 2002 and 2003, Mrs. Sarhangi served as the President of Tax Center International (TCI), a wholly owned subsidiary of the Company. She was appointed Vice President-Finance of the Company in February 2004.

A description of the executive officers, other than Mr. Thomas K. Barry and Mr. Kenneth J. Robinson, for whom a description is provided above, is set forth below.

Stanley G. Sleve (age 54) is Vice President - Business Development. Mr. Sleve began employment with the Company in January, 1998 primarily to secure and develop new business. Mr. Sleve has had twenty-five years of project, client and construction management experience with engineering and architectural service firms.

Firouzeh Sarhangi (age 46) is Vice President - Finance. Mrs. Sarhangi was the original owner/operator of the Tax Center International (TCI) which the Company purchased as a subsidiary in 1998. Mrs. Sarhangi was employed as the General Manager and eventually President of TCI until February 2004 when she was appointed Vice President - Finance of Corning Natural Gas Corporation. Mrs. Sarhangi has had twenty-three years of public accounting experience and recently served on the Advisory Board of the Commissioner of the U.S. Treasury.

Gary K. Earley (age 50) is Secretary and Treasurer. Mr. Earley has been a practicing accountant since 1976. He joined the Company in 1987 as an accountant in the rates and regulations department and has served as Treasurer for the past 12 years, and has served as Secretary since January 1, 2003.

Compensation Pursuant to Plans. The Company has entered into separate supplemental benefits agreements with Thomas K. Barry and Kenneth J. Robinson (collectively, the "Supplemental Benefits Agreements"), which provide that the officer covered thereby and retiring after the age of 62 is entitled to receive monthly payments equal to 35% of such officers monthly salary at retirement for either life or 180 months, whichever is longer. Such amount payable shall increase by 4% annually on the anniversary date of such officers retirement. Retirement benefits otherwise available upon retirement at age 62 under the Supplemental Benefits Agreements are reduced cumulatively by 4% for each year prior to age 62 in which the covered officer retires; provided, however, that an officer covered under a Supplemental Benefits Agreement receives no retirement benefits thereunder in the event that such officer retires before age 55. Furthermore, the Supplemental Benefits Agreements provide that in the event that an officer covered by a Supplemental Benefits Agreement dies prior to retirement, such officers designated beneficiary is entitled to receive monthly payments equal to 50% of such officers monthly salary at death for 180 months.

Eligibility to enter into a Supplemental Benefits Agreement, or equivalent thereof, is based upon employee performance, service and value to the Company; such eligibility is determined on an individual basis by the Board of Directors. Currently, Thomas K. Barry and Kenneth J. Robinson are the only employees of the Company covered by a Supplemental Benefits Agreement, and no payments have been made to date under such agreements. The Supplemental Benefits Agreements are in addition to the amounts shown in the Summary Compensation Table and are not subject to limitation. As of September 30, 2004 the estimated annual benefits payable under a Supplemental Benefits Agreement upon retirement at the normal retirement age for Mr. K.J. Robinson are $54,338 and for Mr. T.K. Barry are $74,261.

The Company also maintains the Corning Natural Gas Corporation Employees Savings Plan (the "Savings Plan"). All non-union employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For non-union employees the Company will match one-half of the participants contributions up to a total of 3% of the participants wages. Company matching contributions vest in the participants at a rate of 20% per year and become fully vested after five years. All participants may select one of ten investment plans, or a combination thereof, for their account. Distribution of amounts accumulated under the Savings Plan occurs upon the termination of employment or death of the participant. The Savings Plan also contains loan and hardship withdrawal provisions. During the fiscal year ended September 30, 2004, no amounts were distributed to executive officers under the Savings Plan. The amounts accrued under the Savings Plan by Messrs. T.K. Barry, K.J. Robinson and F. Sarhangi in fiscal 2004 are included in the compensation figures in the table on Page 4.

Compensation of Directors. The current annual Directors compensation is $6,000. In addition, Directors are paid $400 for each Board meeting attended. Additionally, the chairman of the Boards Executive, Audit and Compensation committee receives an annual fee of $1,500 for such services. Committee members other than the chairman are paid $1,000 annually to serve on the Executive and Compensation committees while Audit committee members are paid $1,500 annually. There is a limitation that no committee chairman or member may receive more than $2,000 annually for such service regardless of the number of committees on which he serves.

As allowed by New York law, the Company currently has in effect an insurance policy, with an effective date of June 1, 2004, with National Union Fire Insurance Company for the indemnification of officers and directors at an annual premium cost of $56,656.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements. The Company has entered into an employment contract with each of Mr. T.K. Barry and Mr. K.J. Robinson. Under the terms of such employment contracts, each officer is compensated for his duties as an officer and director with such salary as is determined from time to time by the Board of Directors. The term of each officers employment contract is for a rolling three year period, unless earlier terminated by an act of either the Company or such officer. Each officers employment contract further provides that upon any change in control of the Company leading to the termination of such officers employment with the Company, the Company shall pay such officer three times his then-present annual salary and reimbursement of payments for excise tax, if any, required under Section 4999 of the Internal Revenue Code. The Employment Contracts also provide for payment to such officer, upon his retirement, of amounts that, when combined with payments under the pension plan, would provide such officer a total pension benefit, as specified in the Company's pension plan, as if the limitations on pension plan payments under Internal Revenue Code Sections 415(b) and (e) did not apply. Payment of such amounts and downward adjustments of such amounts are made under the same terms as specified in the pension plan. Such contracts also require the Company's continued provision of health care benefits to such officer after retirement, except when the officer is terminated for cause. Additionally, the Company has entered into a contract with each of Mr. T.K. Barry and Mr. K.J. Robinson whereby the Company has agreed to transfer ownership of a paid-up insurance policy on the life of such officer upon a change of control of the Company.

Auditors.

Deloitte & Touche, LLP, Certified Public Accountants, served as the Company's independent auditors for the fiscal years ended September 30, 2002 and 2003. As set forth in the Forms 8-K and 8-K/A filed with the SEC on January 9, 2004 and January 20, 2004, respectively, the Company notified Deloitte & Touche, LLP on January 8, 2004 that it was dismissed as the Company's independent auditors effective January 7, 2004. The decision to dismiss Deloitte & Touche, LLP was approved by the Audit Committee of the Board of Directors.

In connection with the audits of the two fiscal years ended September 30, 2002 and 2003, and through the date of termination (January 7, 2004), there were no disagreements with Deloitte & Touche, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of Deloitte & Touche, LLP on the consolidated financial statements of the Company and subsidiary as of and for the years ended September 30, 2002 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.

As previously disclosed in the Forms 8-K and 8-K/A filed with the SEC on January 9, 2004 and January 20, 2004, respectively, in connection with the audit for the Company's most recent fiscal year (ended September 30, 2003), Deloitte & Touche LLP did advise the Company of two reportable conditions in the Company's internal controls. Those specific items involved user access to the computer operating system, which could possibly result in manipulation of computer data. The Company was also advised that a formal process was not in place for reviewing compliance of its financial statements with generally accepted accounting principles.

The Company requested that Deloitte & Touche LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the statements contained above. A copy of that letter, dated January 21, 2004 has been filed as exhibit 16 to the Form 8-K/A filed January 20, 2004.

The Company has made changes in its procedures to address the two reportable conditions set forth above and has discussed the issues and the Company's response with the Audit Committee and the Company's new independent auditors, Rotenberg & Co. LLP. The Company directed Deloitte& Touche LLP to cooperate fully and provide all necessary information in connection with the transition to the Company's new independent auditors, Rotenburg & Co. LLP, including with respect to the reportable conditions discussed above. After discussions regarding these reportable conditions and the Company's changes in procedures with respect to such matters, Rotenberg & Co. LLP has advised the Company that they believe the reportable conditions have been sufficiently addressed by the actions taken by the Company.

The Company has engaged Rotenberg & Co. LLP, Certified Public Accountants of Rochester, New York, as its new principal accountants as of March 3, 2004. The decision to engage Rotenberg & Co. LLP was approved by the Audit Committee of the Board of Directors.

Rotenberg & Co. LLP, who have been selected as auditors for the Company for the ensuing fiscal year, have no direct or indirect financial interest in the Company or its subsidiaries in the capacity of promoter, underwriter, voting director, officer or employee. A representative of Rotenberg & Co. LLP plans to be present at the annual meeting, with the opportunity to make a statement if such representative desires to do so, and will be available to respond to appropriate questions.

The following table sets forth invoiced and estimated fees incurred by the Company from its principal accountant for the years ended September 30, 2003 and 2004. The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining Rotenberg & Co. LLPs independence.

	__2003__	__2004__
Audit Fees	$56,000	$127,000
Audit-Related Fees
Tax Fees	$17,000	$25,000
All other Fees	________	________
Total	$73,000	$152,000

Other Matters. Except for the matters set forth above, the Board of Directors knows of no matters which may be presented to the meeting, but if any other matters properly come before the meeting, it is the intention of the persons named in the accompanying form of proxy to vote such proxy in accordance with their judgment in such matters.

Contacting the Board of Directors. Any shareholder may contact any of the Company's Directors, including the Chairman of the Board of Directors, Thomas K. Barry, by writing to the appropriate individual c/o Corning Natural Gas Corporation, 330 W. William Street, P.O. Box 58, Corning, New York, 14830. All communications will be forwarded to the Director to which they are addressed.

PLEASE DATE, SIGN AND RETURN THE ENCLOSED PROXY.

By Order of the Board of Directors,
GARY K. EARLEY
Secretary & Treasurer

Annual Report

A copy of the Company's 2004 Annual Report to Shareholders accompanies this Proxy Statement, but does not constitute part of the proxy solicitation materials.

Persons whose proxies are solicited by the Board of Directors of the Company may obtain, without charge, a copy of the Company's Annual Report on Form 10KSB, including the financial statements and schedules thereto, required to be filed with the Securities and Exchange Commission for the Company's most recent fiscal year. The report will be furnished upon request made in writing to:

Thomas K. Barry
Chairman of the Board of Directors
Corning Natural Gas Corporation
330 W. William StreeT
P.O. Box 58
Corning, New York 14830

PROXY CORNING NATURAL GAS CORPORATION PROXY

ANNUAL MEETING OF STOCKHOLDERS FEBRUARY 8, 2005

The undersigned, having received the Notice of Annual Meeting of Stockholders and Proxy Statement of Corning Natural Gas Corporation (the "Company"), dated January 3, 2005, hereby appoints Thomas H. Bilodeau, Bradford J. Faxon and Donald R. Patnode, and any of them, as proxy or proxies of the undersigned, to vote the shares of common stock of the Company owned by the undersigned, at the Annual Meeting of Stockholders of the Company to be held at the office of the Company in the City of Corning, New York on Tuesday, February 8, 2005, at 10:30 A.M. local time and at any adjournment(s) thereof, with all powers the undersigned would possess if personally present at said meeting with full power of substitution or revocation. The following purposes for which this proxy may be exercised are set forth in the Notice of Annual Meeting of Stockholders and are fully set forth in the Proxy Statement.

1. FOR: The proposal to fix the number of Directors at five and the election as Directors the nominees of Thomas K. Barry, Thomas H. Bilodeau, Bradford J. Faxon, Donald R. Patnode and Kenneth J. Robinson, except as written in the space below.

_______________________________________________________

WITHHOLD AUTHORITY TO VOTE ON: The election of all

nominees listed above, as a group.

2. To act upon such other matters as may come before the meeting.

The undersigned ratifies and confirms all that said proxy or proxies may do by virtue hereof. The proxies are authorized to vote in their discretion with respect to matters not known or determined at the date of the Proxy Statement. A majority of said proxies as shall be present and acting at the meeting shall have or may exercise all of the powers of proxies hereunder, or if only one be present and acting, then one shall have and may exercise all of said powers.

THE SHARES REPRESENTED BY THIS PROXY WILL BE VOTED IN ACCORDANCE WITH THE SPECIFICATIONS MADE ON THE REVERSE SIDE OF THIS CARD WITH REGARD TO THE PROPOSAL NUMBERED 1. IN THE ABSENCE OF A SPECIFICATION, THIS PROXY WILL BE VOTED FOR THE NOMINEES NAMED HEREIN.

Dated: 2005

(L.S.)

(L.S.)

Stockholders should sign here exactly as the name or names are printed. When signing as attorney, executor, administrator, trustee or guardian, please give your full title as such. Joint owners should each sign personally.

IMPORTANT

PLEASE DATE, SIGN AND MAIL PROMPTLY IN THE ENCLOSED ENVELOPE.

THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS OF

THE COMPANY.