Form 10QSB
period 2004-12-31
CORNING NATURAL GAS CORP
filed 2005-02-14
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For The Quarter Ended December 31, 2004

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

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets at December 31, 2004 (Unaudited) and September 30, 2004

Condensed Consolidated Statements of Income for the Three Months Ended
December 31, 2004 (Unaudited) and 2003 (Unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended
December 31, 2004 (Unaudited) and 2003 (Unaudited)

Notes to Financial Statements

Item 2 Management's Discussion and Analysis

Item 3 Controls and Procedures

PART II OTHER INFORMATION

Item 6 Exhibits

PART I FINANCIAL INFORMATION
Item 1 Financial Statements

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

Assets	December 31, 2004	September 30, 2004

Plant:
Utility property, plant and equipment	$25,967,398	$25,749,195
Non-utility property, plant and equipment	373,120	373,120
Non-utility assets - discontinued operations	186,691	190,766
Less accumulated depreciation	(10,123,511)	(9,953,708)
Total plant utility and non-utility net	16,403,698	16,359,373

Investments:
Marketable securities available for sale at fair value	2,223,184	2,058,709
Investment in joint venture and associated companies	195,071	199,406
Total investments	2,418,255	2,258,115

Current assets:
Cash and cash equivalents	300,884	253,863
Customer accounts receivable, (net of allowance for
uncollectible accounts of $80,000)	2,479,192	910,795
Gas stored underground, at average cost	2,469,281	3,552,908
Gas inventories	230,529	241,802
Prepaid expenses	449,763	619,155
Current assets - discontinued operations	146,879	173,661
Total current assets	6,076,528	5,752,184

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	2,373,209	1,257,783
Deferred pension and other	590,014	612,010
Goodwill (net of accumulated amortization of $521,294)	1,493,719	1,493,719
Unamortized debt issuance cost (net of accumulated
amortization of $259,879)	258,785	264,175
Other	426,647	438,178
Other assets - discontinued operations	497,530	509,774
Total deferred debits and other assets	5,639,904	4,575,639

Total assets	$30,538,385	$28,945,311

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Unaudited
Form 10 QSB

	December 31, 2004	September 30, 2004
Capitalization and liabilities:

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 507,000 shares at Dec 31, 2004
and September 30, 2004)	$2,534,590	$2,534,590
Other paid-in capital	959,512	959,512
Retained earnings	2,524,400	2,333,193
Accumulated other comprehensive loss	(939,636)	(990,718)
Total common stockholders' equity	5,078,866	4,836,577

Long-term debt, less current installments	9,705,793	9,786,528
Long-term debt - discontinued operations	75,918	78,735
Total Long-term debt	9,781,711	9,865,263

Current liabilities:
Current portion of long term debt	148,837	79,999
Borrowings under lines-of-credit	6,575,000	6,325,000
Accounts payable	1,955,102	1,356,047
Accrued expenses	500,669	474,873
Customer deposits and accrued interest	1,369,483	1,037,270
Deferred income taxes	273,790	558,681
Other current liabilities - discontinued operations	27,178	61,035
Total current liabilities	10,850,059	9,892,905

Deferred credits and other liabilities:
Deferred income taxes	928,598	928,598
Deferred compensation	1,736,536	1,678,486
Deferred pension costs & post-retirement benefits	1,596,521	1,413,412
Other	320,730	137,638
Other deferred credits and other liabilites - discontinued operations	245,364	192,432
Total deferred credits and other liabilities	4,827,749	4,350,566

Concentrations and commitments

Total capitalization and liabilities	$30,538,385	$28,945,311

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 QSB

	Quarter Ended
	December 31, 2004	December 31, 2003
Utility Operating Revenues	$5,485,152	$5,036,873

Cost and Expense
Natural Gas Purchased	3,346,732	3,106,158
Operating & Maintenance Expense	1,123,836	1,185,672
Taxes other than Federal Income Taxes	337,924	318,402
Depreciation	128,024	127,346
Interest Expense	324,517	294,812
Income Tax	81,855	34,098
Other Deductions, Net	1,599	4,431
Total Costs and Expenses	5,344,487	5,070,919

Utility Operating Income (Loss)	140,665	(34,046)

Other Income	6,211	31,088

Net Income (Loss) from Utility Operations	146,876	(2,958)

Net Income from Non-Utility Operations	66,501	52,712

Net Income from Continuing Operations	213,377	49,754

Loss from Discontinued Operations, Net of Income Tax	(22,170)	(91,537)

Net Income (Loss)	191,207	(41,783)
Other Comprehensive Income	51,082	64,613
Total Comprehensive Income	$242,289	$22,830

Weighted average earnings per share-
basic & diluted	$0.377	($0.085)

Weighted average earnings per share = Net income as shown above divided by 506,918 and 491,330 shares at December 31, 2004 and 2003, respectively.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Quarter Ended December 31, 2004 and 2003
Unaudited
Form 10-QSB

	2004	2003

Cash flows from operating activities:
Net income (loss)	$191,207	($41,783)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	155,839	161,924
(Gain) loss on sale of marketable securities	626	(11,735)
Deferred income taxes	(82,978)	(30,262)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,534,581)	(1,267,657)
Gas stored underground	1,083,627	214,724
Gas inventories	11,273	(645)
Prepaid expenses	186,390	177,912
Unrecovered gas costs	(1,115,426)	(459,716)
Deferred charges - pension and other	27,129	218,956
Increase (decrease) in:
Accounts payable	653,379	200,625
Customer deposit liability	332,213	274,769
Other liabilities and deferred credits	203,162	352,256
Net cash provided by (used in) operating activities	111,860	(210,632)

Cash flow from investing activities:
Purchase of securities available for sale	(81,944)	(37,974)
Capital expenditures, net of minor disposals	(218,203)	(224,273)
Net cash used in investing activities	(300,147)	(262,247)

Cash flows from financing activities:
Net borrowings under lines-of-credit	250,022	500,000
Repayment of long-term debt	(14,714)	(57,531)
Net cash provided by financing activities	235,308	442,469
Net increase (decrease) in cash	47,021	(30,410)

Cash and cash equivalents at beginning of period	253,863	266,160

Cash and cash equivalents at end of period	$300,884	$235,750

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$315,985	$299,868

Income taxes	$209,089	$0

Corning Natural Gas Corporation

Notes to Consolidated Financial Statements

Note A - Basis of Presentation

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

It is the Company&#;s policy to reclassify amounts in the prior year financial statements to conform with the current year presentation.

Note B - New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions in the beginning of fiscal 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

Note C - Pension and Other Post-retirement Benefit Plans

The Company uses September 30, 2004 as the measurement date for its plans.

Components of Net Period Benefit Cost:
	Three months ended Dec 31, 2004
	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Service cost	$90,248	$114,596	$8,434	$9,971
Interest cost	187,628	185,047	17,519	17,737
Expected return on plan assets	(175,545)	(164,256)	0	0
Amortization of prior service cost	17,885	28,720	12,186	15,606
Amortization of net (gain) loss	81,578	114,431	(5,473)	(3,111)
Net periodic benefit cost	$201,794	$278,538	$32,666	$40,203

Pension Plan Assets

The Company's Pension Plan weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:
	Plan Assets
	At December 31
	2004	2003
Asset Category	46%	71%
Equity Securities	44%	28%
Debt Securities	10%	1%
Other	100%	100%

There is no Company Common Stock included in the plan assets.

Amounts recognized in the Statement of Financial Position consist of:
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Prepaid Benefit Cost
Accrued Benefit Cost	$(1,796,982)	$(1,831,012)	$(1,035,520)	$(956,675)
Intangible Assets	266,828	337,541
Accumulated Other
Comprehensive Income	1,202,787	1,606,009
Net Amount Recognized	$(327,367)	$112,538	$(1,035,520)	$(956,675)

The accumulated benefit obligation for all defined benefit pension plans is $11,199,055 at September 30, 2005 and $10,685,637 at September 30, 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	September 30
	2005	2004

Projected Benefit Obligation	$12,858,704	$12,269,200
Accumulated Benefit Obligation	11,199,055	10,685,637
Fair Value of Plan Assets	9,402,073	8,854,625

The plan objective is to provide real (inflation adjusted) growth in assets vs. benchmark over a complete market cycle. The plan objective assumes asset growth will meet or exceed 7.5% of (risk adjusted) growth over a complete market cycle.

Investment guidelines are based upon an investment horizon of greater than five years. There is a requirement to maintain sufficient liquid reserves to provide for payment of retirement benefits.

The Asset Allocation Guidelines for the Fund are as follows:
	Minimum	Maximum
Domestic Common Stock
Large/Mid Cap	15%	50%
Small Cap	5%	15%
Reits	0%	20%
International Common Stock	10%	20%
Total Equities	30%	75%
Total Fixed Income	20%	60%
Cash	0%	10%

These Asset Allocation Guidelines reflect the Fund's desire for investment return. They also reflect the full discretion of the Investment Manager to shift the asset mix within the specified ranges.

The desired investment objective is a long-term rate of return on assets that is approximately 7.5%. The target rate of return for the plan has been based upon the assumption that future real returns will approximate the long-term rates of return experienced for each asset class of the Investment Policy Statement over a complete business cycle. The plan's overall annualized total return after deducting advisory, money management and custodial fees, as well as total transaction costs should perform above an index comprised of market indices weighted by the strategic asset allocation of the plan.

In order to accomplish the investment goals, the Investment Committee believes that the investments of the Fund must be diversified to provide the Investment Manager with the flexibility to invest in various types of assets. The Investment Committee recognizes that a moderate amount of risk must be assumed to achieve the Plan's long term objectives. The Investment Committee believes that the Company's prospects for the future, current financial conditions, and several other factors suggest collectively that the plan can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives.

Contributions

The Company expects to contribute $432,792 to its Pension Plan in 2005. The Post Retirement Benefit Plan is not funded.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
	Pension	Other
	Benefits	Benefits

2005	$510,776	$53,361
2006	600,893	64,655
2007	710,575	74,700
2008	693,463	75,078
2009	676,385	75,165
Years 2010 - 2014	3,501,552	416,212

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:
	1 - Percentage-	1 - Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$4,275	($3,755)
Effect on postretirement benefit obligation	$47,033	($41,297)

CORNING NATURAL GAS CORPORATION

FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2004

Item 2 - Management's Discussion & Analysis

As the Company's business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2005 may be.

Consolidated revenue of $6,581,000 for the quarter increased $108,800 compared to the same quarter last year due primarily to increased local production revenue in the utility operations.

Consolidated net income for the quarter was $191,200 compared to a loss of $41,800 in the same quarter the previous year. Net income of $146,900 was experienced in the utility operations compared to a loss of $3,000 last year. The increase is due to increased local production revenue, as well as incentive revenue discussed below. Corning Realty experienced earnings of $71,500 for the quarter compared to earnings of $46,900 for the same quarter last year as the result of reduced advertising, occupancy and commission expenses. Tax Center International experienced a loss of $28,300 compared to earnings of $22,900 last year. In October 2004, the Company discontinued operations of Tax Center International. Corning Mortgage experienced a loss of $5,000 compared to earnings of $5,800 last year.

The former Appliance segment experienced net income of $6,100 versus a loss of $136,500 last year. The assets of the Appliance Corporation were sold and operations discontinued in September 2003, but in the first quarter of last year that segment still incurred expense allocations that were established in the Company's last rate case. Those allocations are currently being deferred, as discussed below.

On March 12, 2004, the Company filed with the PSC a petition to amend the Joint Proposal approved in its last rate case. Among the matters highlighted in the Petition as requiring review and modification were: (a) the allocation of costs between utility and non-utility business functions to reflect the sale of the Company's Appliance business; (b) restrictions on the Company's ability to record as current income the $174,124 annual additional revenues for improving its equity ratio; (c) the treatment of the costs of Pensions and Other Post-Retirement Benefits (OPEBs) for prior periods; and (d) the computation of costs pertaining to natural gas stored underground. On July 23, 2004, the Company reached a settlement (Joint Proposal) with the staff of the Public Service Commission. The Joint Proposal represents a negotiated resolution of the issues, and was approved by the Public Service Commission on September 1, 2004. The Joint Proposal provides for the release of $174,124 of annual incentive revenue. The Joint Proposal also provides for the filing of a deferral petition for the allocation costs resulting from the sale of the Appliance business. Hence, these costs have been deferred on the balance sheet, and subject to future PSC review for recovery through utility rates.

The Company finances its capital additions, as well as gas purchased, through a combination of internally generated funds and short-term borrowing. For all operations, the Company has $7,750,000 available through lines of credit at local banks, the terms of which are disclosed in the Company's latest annual report on form 10-KSB. It is expected that, on a consolidated basis, current capital resources will continue to be sufficient for the Companys operations over the next twelve months. As described in the Company's Petition to the PSC, however, the sufficiency of cash flow for regulated operations continues to be dependent upon resources from the Company's unregulated operations.

Segment Overview:

The following table reflects year to date results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.

	Gas Company	(2) Appliance Corporation	(3) Tax Center	Corning Realty	(4) Foodmart Plaza	Corning Mortgage	Consolidated
Revenue:(1)
2004	$5,485,152	$15,572	$20,185	$1,061,090	---	($744)	$6,581,255
2003	5,036,873	14,026	135,137	1,199,267	75,550	11,545	6,472,398
Net income (loss):(1)
2004	146,876	6,138	(28,308)	71,518	---	(5,017)	191,207
2003	(2,958)	(136,512)	22,941	46,920	22,034	5,792	(41,783)
Interest income:(1)
2004	6,060	40,145	2,971	---	---	---	49,176
2003	30,747	24,067	3,040	---	---	---	57,854
Interest expense:(1)
2004	324,517	3,311	---	15,372	---	1,906	345,106
2003	294,811	4,510	---	28,086	14,700	1,886	343,993
Total assets:
2004	27,601,186	974,487	131,689	1,635,750	---	195,273	30,538,385
2003	28,087,930	929,845	284,774	1,593,698	1,130,549	198,077	32,224,873
Depreciation and amortization:
2004	133,414	900	4,274	17,251	---	---	155,839
2003	132,736	900	3,982	16,340	7,966	---	161,924
Federal income tax expense:
2004	81,855	3,162	(14,583)	40,414	---	(2,585)	108,263
2003	34,098	8,803	11,818	24,170	(11,351)	2,984	70,522

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

There were no sales of unregistered securities (debt of equity) during the quarter ended December 31, 2004.

Item 3 - Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report Form 10-QSB the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15). Based upon that evaluation, or Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

b. Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6 - Exhibits

The following documents are filed as exhibits to this Report:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURESIn accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

February 14, 2005
____________________________________
Thomas K. Barry, Chairman of the Board, President and CEO.

Date:

February 14, 2005
____________________________________
Kenneth J. Robinson, Chief Financial Officer

Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act - filed as part of the 10-QSB for Quarter Ended June 30, 2004.

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
5. We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 13, 2004

________________________________
________________________________
Thomas K. Barry, Chairman of the Board, Chief Executive Officer

Kenneth J. Robinson, Executive Vice President, Chief Financial Officer