Form 10KSB/A
period 2004-09-30
CORNING NATURAL GAS CORP
filed 2005-05-05
CIK 24751

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Explanatory Note

This Amendment to the September 30, 2004 Form 10-KSB of Corning Natural Gas Corporation is being filed to correct three items:

    The signature page is amended to clarify the capacities in which the persons are signing.
    The Section 302 Certifications are amended to show the certifications of each certifying officer as set forth in Item 601(b)(31) of Regulation S-B.
    The Report of Independent Registered Accounting Firm is amended to cover the financial statements for all periods presented.

The remainder of the Form 10-KSB as previously filed is included herein and remains unchanged.
FORM 10-KSB/A
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

CORNING NATURAL GAS CORPORATION (Registrant)

Date December 29, 2004 THOMAS K. BARRY
Thomas K. Barry, Chairman of the Board, President and C.E.O.

Date December 29, 2004 K.J. ROBINSON

K.J. Robinson, Executive Vice President, Chief Financial Officer

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

Dated: December 29, 2004
Thomas K.Barry

Thomas K. Barry, Chairman of the Board, Chief Executive Officer

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
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this report.
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the end of the period covered by this report.
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 29, 2004

Thomas K. Barry

Thomas K. Barry, Chairman of the Board, Chief Executive Officer

I, Kenneth J. Robinson, certify that:
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
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this report.
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the end of the period covered by this report.
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: December 29, 2004

Kenneth J. Robinson

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Corning Natural Gas Corporation

Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Corporation as of September 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2004 and 2003, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp

Rochester, New York

April 15, 2005

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