Form 10QSB/A
period 2004-12-31
CORNING NATURAL GAS CORP
filed 2005-05-05
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Explanatory Note

This Amendment to the December 31, 2004 Form 10-QSB of Corning Natural Gas Corporation is being filed to correct three items:

    The Section 302 Certifications are amended to show the certifications of each certifying officer as set forth in Item 601(b)(31) of Regulation S-B.
    The Section 906 Certification is amended to correct the date and the period.
    The signature lines are amended to include the typed signatures

    The remainder of the Form 10-QSB as previously filed is included herein and remains unchanged.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For The Quarter Ended December 31, 2004

0-643
(Commission File Number)
Corning Natural Gas Corporation
New York	(Exact name of registrant as specified in its charter)
(State or other jurisdiction of
incorporation or organization)	16-0397420
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

Item 3 Controls and Procedures

PART II OTHER INFORMATION

Item 6 Exhibits

 Explanatory Note

This Amendment to the December 31, 2004 Form 10-QSB of Corning Natural Gas Corporation is being filed to correct three items:

  The Section 302 Certifications are amended to show the certifications of each certifying officer as set forth in Item 601(b)(31) of Regulation S-B.
  The Section 906 Certification is amended to correct the date and the period.
  The signature lines are amended to include the typed signatures

  The remainder of the Form 10-QSB as previously filed is included herein and remains unchanged.

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

  It is the Company_s policy to reclassify amounts in the prior year financial statements to conform with the current year presentation.

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
_Thomas K. Barry_______________
Thomas K. Barry, Chairman of the Board, President and CEO.

  Date:

  February 14, 2005
_Kenneth J. Robinson____________
Kenneth J. Robinson, Executive Vice President and Chief Financial Officer

  Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act - filed as part of the 10-QSB for Quarter Ended Decemeber 31, 2004.

  Presented on signature page of 10-QSB

  CERTIFICATION

  Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended Decemeber 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

  Dated: February 14th 2005

_Thomas K. Barry_______________

  Thomas K. Barry, Chairman of the Board,

  Chief Executive Officer

_Kenneth J. Robinson_____________

  Kenneth J. Robinson, Executive Vice President,

  Chief Financial Officer

  CERTIFICATION PURSUANT TO
  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
  I, Thomas K. Barry, certify that:
  1. I have reviewed this quarterly report on Form 10-QSB of Corning Natural Gas Corporation,
  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
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
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by the report.
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the end of the period covered by the report.
  5. The registrant's other certifying officer and I disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
  Date: February 14th 2005

  _Thomas K. Barry_____________

  Thomas K. Barry, Chairman of the Board, Chief Executive Officer

  I, Kenneth J. Robinson, certify that:
  1. I have reviewed this quarterly report on Form 10-QSB of Corning Natural Gas Corporation,
  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
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
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by the report.
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the end of the period covered by the report.
  5. The registrant's other certifying officer and I disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: February 14th 2005

_Kenneth J. Robinson______________
  Kenneth J. Robinson, Executive Vice President, Chief Financial Officer