Form 10QSB
period 2005-01-31
CORNING NATURAL GAS CORP
filed 2005-05-13
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2005

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

There is only one class of Common Stock and no Preference Stock outstanding

PART I FINANCIAL INFORMATION

Page
Item 1 Financial Statements

Consolidated Balance Sheets at March 31, 2005 (Unaudited) and September 30, 2004	1,2

Consolidated Statements of Income for the Three and Six Months Ended
March 31, 2005 (Unaudited) and 2004 (Unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended
March 31, 2005 (Unaudited) and 2004 (Unaudited)	4

Notes to Consolidated Financial Statements	5,6,7

Item 2 Management's Discussion and Analysis	8,9

Item 3 Controls and Procedures	10

PART II OTHER INFORMATION

Item 6 Exhibits	10

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Form 10 QSB
	Unaudited
Assets	March 31, 2005	September 30, 2004

Plant:
Utility property, plant and equipment	$26,156,611	$25,749,195
Non-utility property, plant and equipment	374,089	373,120
Non-utility assets - discontinued operations	182,730	190,766
Less accumulated depreciation	(10,293,282)	(9,953,708)
Total plant utility and non-utility net	16,420,148	16,359,373

Investments:
Marketable securities available for sale at fair value	2,237,335	2,058,709
Investment in joint venture and associated companies	187,806	199,406
Total investments	2,425,141	2,258,115

Current assets:
Cash and cash equivalents	291,526	253,863
Customer accounts receivable, (net of allowance for
uncollectible accounts of $120,000and $80,000)	3,748,000	910,795
Gas stored underground, at average cost	44,202	3,552,908
Gas inventories	238,632	241,802
Prepaid expenses	682,742	619,155
Current assets - discontinued operations	127,841	173,661
Total current assets	5,132,943	5,752,184

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	2,036,079	1,257,783
Deferred pension and other	568,018	612,010
Goodwill (net of accumulated amortization of $521,294)	1,493,719	1,493,719
Unamortized debt issuance cost (net of accumulated
amortization of $265,269 and $254,490)	253,396	264,175
Other	423,875	438,178
Other assets - discontinued operations	579,451	509,774
Total deferred debits and other assets	5,354,538	4,575,639

Total assets	$29,332,770	$28,945,311

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Form 10 QSB
	Unaudited
	March 31, 2005	September 30, 2004
Capitalization and liabilities:

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 507,000 shares at Mar 31, 2005
and September 30, 2004)	$2,534,590	$2,534,590
Other paid-in capital	959,512	959,512
Retained earnings	3,100,208	2,333,193
Accumulated other comprehensive loss	(988,802)	(990,718)
Total common stockholders' equity	5,605,508	4,836,577

Long-term debt, less current installments	9,685,121	9,786,528
Long-term debt - discontinued operations	74,409	78,735
Total Long-term debt	9,759,530	9,865,263

Current liabilities:
Current portion of long-term debt	148,837	79,999
Borrowings under lines-of-credit	3,800,000	6,325,000
Accounts payable	2,970,542	1,356,047
Accrued expenses	492,599	474,873
Customer deposits and accrued interest	494,257	1,037,270
Deferred income taxes	948,150	558,681
Other current liabilities - discontinued operations	0	61,035
Total current liabilities	8,854,385	9,892,905

Deferred credits and other liabilities:
Deferred income taxes	928,598	928,598
Deferred compensation	1,794,586	1,678,486
Deferred pension costs & post-retirement benefits	1,852,510	1,413,412
Other	291,348	137,638
Other deferred credits and other liabilites - discontinued operations	246,305	192,432
Total deferred credits and other liabilities	5,113,347	4,350,566

Concentrations and commitments

Total capitalization and liabilities	$29,332,770	$28,945,311

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
Unaudited
Form 10 QSB

	Quarter Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Utility Operating Revenues	$10,387,958	$10,416,619	$15,873,110	$15,453,492

Costs and Expenses
Natural Gas Purchased	7,083,421	7,407,220	10,430,153	10,513,378
Operating & Maintenance Expense	1,295,912	1,245,231	2,419,748	2,430,903
Taxes other than Federal Income Taxes	390,984	412,905	728,908	731,307
Depreciation	127,086	126,719	255,110	254,065
Interest Expense	323,886	282,535	648,403	577,347
Income Tax	593,747	405,872	675,602	439,970
Other Deductions, Net	1,338	4,681	2,937	9,112
Total Costs and Expenses	9,816,374	9,885,163	15,160,861	14,956,082

Utility Income before Other Income	571,584	531,456	712,249	497,410

Other Income	52,513	22,431	58,724	53,519

Net Income from Utility Operations	624,097	553,887	770,973	550,929

Net Income (Loss) from Non-Utility Operations	(50,215)	(71,077)	16,286	(18,368)

Net Income from Continuing Operations	573,882	482,810	787,259	532,561

Income (Loss) from Discontinued Operations, Net of Income Tax	1,926	(104,112)	(20,244)	(195,646)

Net Income	575,808	378,698	767,015	336,915
Other Comprehensive Income (Loss)	(49,166)	9,786	1,916	74,399
Total Comprehensive Income	$526,642	$388,484	$768,931	$411,314

Weighted average earnings per share-
basic & diluted:
Continuing Operations	$1.132	$0.952	$1.553	$1.076
Discontinued Operations	0.004	(0.205)	(0.040)	(0.395)
Net Income	$1.136	$0.747	$1.513	$0.681

Weighted average earnings per share = Net income as shown above divided by 506,918 shares for the quarters ended March 31, 2005 and 2004, respectively and
506,918 and 494,921 shares for the six months ended March 31, 2005 and 2004, respectively.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2005 and 2004
Unaudited
Form 10-QSB
	2005	2004
Cash flows from operating activities:
Net income	$767,015	$336,915
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	310,625	324,354
(Gain) loss on sale of marketable securities	(37,853)	(22,103)
Deferred income taxes	359,346	279

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,877,205)	(1,956,737)
Gas stored underground	3,508,706	2,112,193
Gas inventories	3,170	24,459
Prepaid expenses	(63,587)	(112,600)
Unrecovered gas costs	(738,296)	1,068,858
Deferred charges - pension and other	139,746	101,551
Increase (decrease) in:
Accounts payable	1,614,495	737,179
Customer deposit liability	(543,013)	(617,945)
Other liabilities and deferred credits	702,294	1,115,369
Net cash provided by operating activities	3,145,443	3,111,772

Cash flow from investing activities:
Purchase of securities available for sale	(145,536)	(89,182)
Capital expenditures, net of minor disposals	(400,349)	(440,704)
Net cash provided by investing activities	(545,885)	(529,886)

Cash flows from financing activities:
Net borrowings under lines-of-credit	(2,525,000)	(2,400,022)
Repayment of long-term debt	(36,895)	(99,820)
Net cash used in financing activities	(2,561,895)	(2,499,842)
Net increase in cash	37,663	82,044

Cash and cash equivalents at beginning of period	253,863	266,160

Cash and cash equivalents at end of period	$291,526	$348,204

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$668,888	$642,312

Income taxes	$209,089	$14,000

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

Note C - Pension and Other Post-retirement Benefit Plans

Components of Net Period Benefit Cost:

		Six months ended March 31, 2005
	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Service cost	$180,497	$229,192	$33,736	$19,942
Interest cost	375,256	370,094	70,077	35,474
Expected return on plan assets	(351,091)	(328,511)	0	0
Amortization of prior service cost	35,769	57,439	48,745	31,213
Amortization of net (gain) loss	163,156	228,862	(21,893)	(6,221)
Net periodic benefit cost	$403,587	$557,076	$130,665	$80,408

Contributions

The Company previously disclosed in the financial statements for the year ended September 30, 2004 that it expected to contribute $432,792 to its Pension Plan in 2005. As of March 31, 2005, no contributions have been made, and $432,792 is anticipated to be contributed in September 2005. The Post Retirement Benefit Plan is not funded.

Note D - Segment Overview

The following table reflects year to date results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.

		(2)	(3)		(4)
	Gas	Appliance	Tax	Corning	Foodmart	Corning
	Company	Corporation	Center	Realty	Plaza	Mortgage	Total
Revenue:(1)
2005	$15,873,110	$32,340	$27,702	$1,621,435	-	($6,684)	$17,547,903
2004	15,453,492	29,435	297,383	1,789,622	126,119	11,745	17,707,796

Net income (loss):
2005	770,973	8,408	(28,652)	27,252	-	(10,966)	767,015
2004	550,929	(273,629)	52,969	(23,033)	25,014	4,665	336,915

Interest Income: (1)
2005	58,424	79,636	7,516	-	-	-	145,576
2004	53,028	47,130	6,778	-	-	-	106,936

Interest Expense: (1)
2005	648,403	9,048	-	34,441	-	5,295	697,187
2004	577,347	9,628	-	44,839	25,162	3,431	660,407

Total assets:
2005	26,543,689	874,353	104,500	1,622,220	-	188,008	29,332,770
2004	25,850,920	817,541	259,879	1,147,966	1,629,894	193,807	29,900,007

Depreciation and amortization:
2005	265,890	1,800	8,433	34,502	-	-	310,625
2004	264,844	1,800	8,013	33,168	16,529	-	324,354

Federal Income Tax expense:
2005	675,602	4,332	(14,760)	19,292	-	(5,649)	678,817
2004	439,970	3,224	27,287	(11,866)	(12,888)	2,404	448,131

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

There were no sales of unregistered securities (debt or equity) during the quarter ended March 31, 2005.

.

CORNING NATURAL GAS CORPORATIONFORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2005

Item 2 - Management's Discussion & Analysis

Results of Operation

As the Company's business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2005 may be.

Consolidated revenue of $10,967,000 for the quarter decreased $268,700 compared to the same quarter last year. Utility revenues decreased $29,000 as the result of lower gas cost reconciliation amounts billed and a 4% reduction in S.C.1 retail deliveries, due to slightly warmer weather. Offsetting these reductions are additional revenues from local production and incentive revenues discussed in regulatory matters. Revenues from the Appliance Corp, Tax Center International and Foodmart Plaza declined $204,000 as those operations have been discontinued. Revenues from Corning Realty and Corning Mortgage declined $36,000 in this seasonally slower quarter.

Consolidated net income for the quarter was $575,800 compared to net income of $378,700 in the same quarter the previous year. Net income of $624,100 was experienced in the utility operations compared to net income of $553,900 last year. The increase is due to increased local production revenue, as well as incentive revenue discussed below. Corning Realty experienced a loss of $44,300 for the quarter compared to a loss of $69,900 for the same quarter last year as the result of reduced advertising, occupancy and commission expenses. Tax Center International experienced a loss of $300 compared to earnings of $30,000 last year. In October 2004, the Company discontinued operations of Tax Center International. Corning Mortgage experienced a loss of $5,900 compared to a loss of $1,100 last year.

The former Appliance segment experienced net income of $2,300 versus a loss of $137,100 last year. The assets of the Appliance Corporation were sold and operations discontinued in September 2003, but in the second quarter of last year that segment still incurred expense allocations that were established in the Company's last rate case. Those allocations are currently being deferred, as discussed below.

Regulatory Matters

On March 12, 2004, the Company filed with the PSC a petition to amend the Joint Proposal approved in its last rate case. Among the matters highlighted in the Petition as requiring review and modification were:

(a) the allocation of costs between utility and non-utility business functions to reflect the sale of the Company's Appliance business; (b) restrictions on the Company's ability to record as current income the $174,124 annual additional revenues for improving its equity ratio; (c) the treatment of the costs of Pensions and Other Post-Retirement Benefits (OPEBs) for prior periods; and (d) the computation of costs pertaining to natural gas stored underground. On July 23, 2004, the Company reached a settlement (Joint Proposal) with the staff of the Public Service Commission. The Joint Proposal represents a negotiated resolution of the issues, and was approved by the Public Service Commission on September 1, 2004. The Joint Proposal provides for the release of $174,124 of annual incentive revenue and the retention of transportation revenues generated from local production. The Joint Proposal also provides for the filing of a deferral petition for the allocation costs resulting from the sale of the Appliance business. Hence, these costs have been deferred on the balance sheet, and subject to future PSC review for recovery through utility rates.

During the quarter ended March 31, 2005, the Company realized $405,000 in additional revenues from local production. Additionally, the incentive revenues provided $54,000 more for the March 31, 2005 quarter. The deferred allocation costs total $1,200,000 at March 31, 2005 and are recorded as a regulatory asset on the balance sheet.

Liquidity & Capital Resources

The Company finances its capital additions, as well as gas purchased, through a combination of internally generated funds and short-term borrowing. Capital expenditures consist primarily of replacement of mains and services. Historically, the Company spends approximately $800,000 annually, and it is anticipated that fiscal 2005 will be the same. Expenditures for the six months ended March 31, 2005 amounted to $400,300. For all operations, the Company has $7,750,000 available through lines of credit at local banks, the terms of which are disclosed in the Company's latest annual report on form 10-KSB. It is expected that, on a consolidated basis, current capital resources will continue to be sufficient for the Company's operations over the next twelve months. As described in the Company's Petition to the PSC, however, the sufficiency of cash flow for regulated operations continues to be dependent upon resources from the Company's unregulated operations.

The Company's primary source of cash during the six-month period ended March 31, 2005 consisted of cash provided by operating activities. Cash from operating activities consist of net income, adjusted for non-cash income and expenses, and changes in operating assets and liabilities. Due to the seasonal nature of the utility business, revenues are higher during the heating season, which occurs in the first and second quarter of the fiscal year, and receivables balances increase during this time from the balances at September 30. Storage gas inventory declines during the first and second quarters of the year and is replenished during the third and fourth quarters.

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

Accounting for Utility Revenue and Cost of Gas Recognition. The Company records revenues from residential and commercial customers based on meters read or estimated on a cycle basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. Should estimated meter readings differ from actual, revenues in a subsequent month when a meter reading is obtained are affected by the difference. The Company does not accrue revenue for gas delivered but not yet billed, as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company's tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers. Under these mechanisms, the Company periodically adjusts its rates to reflect increases and decreases in the cost of gas. Annually, the Company reconciles the difference between the total gas costs collected from customers and the cost of gas. To the extent that estimated billing of gas costs differ from actual, large receivables or payables to customers can accumulate on the balance sheet. The Company then either recovers it from, or refunds it to, customers over the following twelve-month period. Accounting for Regulated Operations - Regulatory Assets and Liabilities. A significant portion of the Company's business is subject to regulation. The Company's regulated utility records the results of its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management's assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the balance sheet and included in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

May 16, 2005
Thomas K. Barry
Thomas K. Barry, Chairman of the Board, President and CEO.

Date:

May 16, 2005
Kenneth J. Robinson
Kenneth J. Robinson, Chief Financial Officer

Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act - filed as part of the 10-QSB for Quarter Ended March 31, 2005.

Presented on signature page of 10-QSB

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended March 31, 2005 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: May 16, 2005

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
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
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
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
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
Date: May 16, 2005
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
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
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
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
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
Date: May 16, 2005
 Kenneth J. Robinson

Kenneth J. Robinson, Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders

Corning Natural Gas Corporation

Corning, New York

We have reviewed the accompanying interim consolidated financial statements of Corning Natural Gas Corporation as of March 31, 2005, and for the three and six month periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Corning Natural Gas Corporation as of September 30, 2004 (presented herein), and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 9, 2004, we expressed an unqualified opinion on those financial statements.

Rotenberg & Co., llp

Rochester, New York

May 11, 2005