Form 10QSB
period 2005-06-30
CORNING NATURAL GAS CORP
filed 2005-08-15
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2005

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

PART I FINANCIAL INFORMATION

Page
Item 1 Financial Statements

Consolidated Balance Sheets at June 30, 2005 (Unaudited) and September 30, 2004	1,2

Consolidated Statements of Income for the Three and Nine Months Ended
June 30, 2005 (Unaudited) and 2004 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended
June 30, 2005 (Unaudited) and 2004 (Unaudited)	4

Notes to Consolidated Financial Statements	5 - 6

Item 2 Management's Discussion and Analysis	7 - 8

Item 3 Controls and Procedures	9

PART II OTHER INFORMATION

Item 6 Exhibits	10

PART I FINANCIAL INFORMATION
Item 1 Financial Statements

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Form 10 QSB
	Unaudited
Assets	June 30, 2005	September 30, 2004

Plant:
Utility property, plant and equipment	$26,486,154	$25,749,195
Non-utility property, plant and equipment	382,725	373,120
Non-utility assets - discontinued operations	181,830	190,766
Less: accumulated depreciation	(10,465,855)	(9,953,708)
Total plant utility and non-utility net	16,584,854	16,359,373

Investments:
Marketable securities available-for-sale at fair value	2,346,332	2,058,709
Investment in joint venture and associated companies	179,237	199,406
Total investments	2,525,569	2,258,115

Current assets:
Cash and cash equivalents	108,054	253,863
Customer accounts receivable, (net of allowance for
uncollectible accounts of $120,000 and $80,000)	1,794,236	910,795
Gas stored underground, at average cost	1,244,610	3,552,908
Gas inventories	245,999	241,802
Prepaid expenses	836,764	619,155
Current assets - discontinued operations	108,520	173,661
Total current assets	4,338,183	5,752,184

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	1,666,904	1,257,783
Deferred pension and other	546,022	612,010
Goodwill (net of accumulated amortization of $521,294)	1,457,117	1,453,822
Unamortized debt issuance cost (net of accumulated
amortization of $269,100 and $259,880)	249,574	264,175
Other	422,201	438,178
Other assets - discontinued operations	595,546	549,671
Total deferred debits and other assets	4,937,364	4,575,639

Total assets	$28,385,970	$28,945,311

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Form 10 QSB
	Unaudited
	June 30, 2005	September 30, 2004
Capitalization and liabilities:

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 507,000 shares at
June 30, 2005 and September 30, 2004)	$2,534,590	$2,534,590
Other paid-in capital	959,512	959,512
Retained earnings	3,143,946	2,333,193
Accumulated other comprehensive loss	(974,780)	(990,718)
Total common stockholders' equity	5,663,268	4,836,577

Long-term debt, less current installments	9,672,462	9,786,528
Long-term debt - discontinued operations	72,765	78,735
Total Long-term debt	9,745,227	9,865,263

Current liabilities:
Current portion of long-term debt	148,837	79,999
Borrowings under lines-of-credit	3,500,000	6,325,000
Accounts payable	2,069,951	1,356,047
Accrued expenses	496,290	474,873
Customer deposits and accrued interest	493,175	1,037,270
Deferred income taxes	1,002,147	558,681
Other current liabilities - discontinued operations	0	61,035
Total current liabilities	7,710,400	9,892,905

Deferred credits and other liabilities:
Deferred income taxes	928,598	928,598
Deferred compensation	1,852,636	1,678,486
Deferred pension costs & post-retirement benefits	2,024,432	1,413,412
Other	262,727	137,638
Other deferred credits and other liabilites - discontinued operations	198,682	192,432
Total deferred credits and other liabilities	5,267,075	4,350,566

Concentrations and commitments

Total capitalization and liabilities	$28,385,970	$28,945,311

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
Unaudited
Form 10 QSB

	Quarter Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Utility Operating Revenues	$4,757,379	$4,278,032	$20,630,489	$19,731,524

Costs and Expenses
Natural Gas Purchased	2,971,677	2,677,484	13,401,830	13,190,862
Operating & Maintenance Expense	1,096,664	1,082,614	3,516,412	3,513,517
Taxes other than Federal Income Taxes	290,126	325,888	1,019,034	1,057,195
Depreciation	129,533	128,377	384,643	382,442
Interest Expense	298,814	288,577	947,217	865,924
Income Tax	(31,881)	(66,470)	643,721	373,500
Other Deductions, Net	1,413	4,716	4,350	13,828
Total Costs and Expenses	4,756,346	4,441,186	19,917,207	19,397,268

Utility Income before Other Income	1,033	(163,154)	713,282	334,256

Other Income	25,226	31,294	83,950	84,813

Net Income (Loss) from Utility Operations	26,259	(131,860)	797,232	419,069

Net Income from Non-Utility Operations	14,998	92,243	31,284	73,877

Net Income (Loss) from Continuing Operations	41,257	(39,617)	828,516	492,946

Income (Loss) from Discontinued Operations, Net of Income Tax	2,481	(119,730)	(17,763)	(315,378)

Net Income (Loss)	43,738	(159,347)	810,753	177,568
Other Comprehensive Income (Loss)	14,022	(3,045)	15,938	71,354
Total Comprehensive Income (Loss)	$57,760	($162,392)	$826,691	$248,922

Weighted average earnings per share-
basic & diluted:
Continuing Operations	$0.081	($0.078)	$1.634	$0.988
Discontinued Operations	0.005	(0.236)	(0.035)	(0.632)
Net Income	$0.086	($0.314)	$1.599	$0.356

Weighted average earnings per share = Net income as shown above divided by 506,918 shares for the quarters ended June 30, 2005 and 2004, respectively and
506,918 and 498,912 shares for the nine months ended June 30, 2005 and 2004, respectively.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2005 and 2004
Unaudited
Form 10-QSB
	2005	2004
Cash flows from operating activities:
Net income	$810,753	$177,568
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	464,130	488,386
Gain on sale of marketable securities	(54,035)	(40,339)
Deferred income taxes	24,079	14,050

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(883,441)	(300,876)
Gas stored underground	2,308,298	799,260
Gas inventories	(4,197)	6,724
Prepaid expenses	(217,609)	(151,679)
Unrecovered gas costs	(409,121)	1,392,534
Deferred pension and other	65,988	180,041
Unamortized debt issuance cost	14,601	15,520
Other	31,948	(77,654)
Increase (decrease) in:
Accounts payable	713,904	50,808
Accrued expenses	21,417	21,720
Customer deposit liability	(544,095)	(680,725)
Deferred income taxes	443,466	379,035
Deferred compensation	174,150	(50,460)
Deferred pension & post-retirement benefits	611,020	725,319
Other liabilities and deferred credits	70,304	63,266
Net cash provided by operating activities	3,641,560	3,012,498

Cash flows from investing activities:
Purchase of securities available-for-sale	(209,309)	(279,297)
Sale of securities available-for-sale	35,766	64,120
Capital expenditures	(737,628)	(601,945)
Net cash used in investing activities	(911,171)	(817,122)

Cash flows from financing activities:
Proceeds under lines-of-credit	8,675,000	7,550,000
Repayment of lines-of-credit	(11,500,000)	(9,575,000)
Repayment of long-term debt	(51,198)	(125,382)
Net cash used in financing activities	(2,876,198)	(2,150,382)
Net (decrease) increase in cash	(145,809)	44,994

Cash and cash equivalents at beginning of period	253,863	266,160

Cash and cash equivalents at end of period	$108,054	$311,154

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$983,048	$929,727

Income taxes	$212,194	$14,000

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
Note C - Pension and Other Post-retirement Benefit Plans
Components of Net Period Benefit Cost:
	Nine months ended June 30, 2005
	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Service cost	$270,745	$343,788	$25,302	$29,913
Interest cost	562,884	555,140	52,558	53,212
Expected return on plan assets	(526,636)	(492,767)	0	0
Amortization of prior service cost	53,654	86,159	36,559	46,819
Amortization of net (gain) loss	244,733	343,293	(16,420)	(9,332)
Net periodic benefit cost	$605,380	$835,613	$97,999	$120,612

Contributions

The Company previously disclosed in the financial statements for the year ended September 30, 2004 that it expected to contribute $432,792 to its Pension Plan in 2005. As of June 30, 2005, no contributions have been made, and $432,792 is anticipated to be contributed in September 2005. The Post Retirement Benefit Plan is not funded.

Note D - Segment Overview

The following table reflects year-to-date results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.
	Gas Company	(2) Appliance Corporation	(3) Tax Center	Corning Realty	(4) Foodmart Plaza	Corning Mortgage	Consolidated
Revenue:(1)
2005	$20,630,489	$169,484	$29,263	$2,445,803	-	($15,252)	$23,259,787
2004	19,731,524	112,972	447,183	2,818,383	188,431	16,329	23,314,822
Net income (loss):(1)
2005	797,232	9,345	(27,108)	48,939	-	(17,655)	810,753
2004	419,069	(417,110)	61,283	66,897	40,449	6,980	177,568
Interest income:(1)
2005	83,500	121,196	9,078	-	-	-	213,774
2004	84,036	69,985	10,798	-	-	-	164,819
Interest expense:(1)
2005	947,217	14,801	-	51,937	-	7,416	1,021,371
2004	865,924	14,566	-	64,138	32,648	5,682	982,958
Total assets:
2005	25,664,926	795,339	120,762	1,625,504	-	179,439	28,385,970
2004	25,348,951	784,993	293,189	1,617,269	1,118,945	198,391	29,361,738
Depreciation and amortization:
2005	400,813	2,700	8,433	52,184	-	-	464,130
2004	398,611	2,700	12,062	50,127	24,886	-	488,386
Federal Income Tax expense:
2005	643,721	4,815	(14,760)	30,078	-	(9,236)	654,618
2004	373,500	(139)	30,466	34,462	(20,837)	2,210	419,662

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

There were no sales of unregistered securities (debt or equity) during the quarter ended June 30, 2005.

CORNING NATURAL GAS CORPORATIONFORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2005

Item 2 - Management's Discussion & Analysis

Results of Operation

As the Company's business is seasonal, the interim results should not be used as an indication of what results of the fiscal year 2005 may be.

Consolidated revenue of $12,294,000 for the quarter increased $105,800 compared to the same quarter last year. Utility revenues increased $480,300 due primarily to additional revenues from local production and incentive revenues discussed in regulatory matters. Revenues from the Appliance Corp, Tax Center International and Foodmart Plaza declined $157,000 as those operations have been discontinued. Revenues from Corning Realty and Corning Mortgage declined $217,500 compared to the same quarter last year.

Consolidated net income for the quarter was $43,700 compared to a loss of $159,300 in the same quarter the previous year. Net income of $26,200 was experienced in the utility operations compared to a loss of $131,900 last year. The increase is due to increased local production revenue, as well as incentive revenue discussed below. Corning Realty experienced earnings of $21,700 for the quarter compared to earnings of $89,900 for the same quarter last year. Tax Center International experienced earnings of $1,500 compared to earnings of $8,300 last year. In October 2004, the Company discontinued operations of Tax Center International. Corning Mortgage experienced a loss of $6,700 compared to earnings of $2,300 last year.

The former Appliance segment experienced net income of $900 versus a loss of $143,500 last year. The assets of the Appliance Corporation were sold and operations discontinued in September 2003, but in the third quarter of last year that segment still incurred expense allocations that were established in the Company's last rate case. Those allocations are currently being deferred, as discussed below.

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

In the quarter ended June 30, 2005, before tax earning's were improved by approximately $35,000 due to the release of the incentive revenues and the Company realized $206,300 in additional revenues from local production. The deferred allocation costs total $1,400,000 at June 30, 2005 and are recorded as a regulatory asset on the balance sheet.

Liquidity & Capital Resources

The Company finances its capital additions, as well as gas purchased, through a combination of internally generated funds and short-term borrowing. Capital expenditures consist primarily of replacement of mains and services. Historically, the Company spends approximately $800,000 annually, and it is anticipated that fiscal 2005 will be the same. Expenditures for the nine months ended June 30, 2005 amounted to $700,000. For all operations, the Company has $7,750,000 available through lines of credit at local banks, the terms of which are disclosed in the Company's latest annual report on form 10-KSB. It is expected that, on a consolidated basis, current capital resources will continue to be sufficient for the Company's operations over the next twelve months. As described in the Company's Petition to the PSC, however, the sufficiency of cash flow for regulated operations continues to be dependent upon resources from the Company's unregulated operations.

The Company's primary source of cash during the nine-month period ended June 30, 2005 consisted of cash provided by operating activities. Cash from operating activities consists of net income, adjusted for non-cash income and expenses, and changes in operating assets and liabilities. Due to the seasonal nature of the utility business, revenues are higher during the heating season, which occurs in the first and second quarter of the fiscal year, and receivables balances increase during this time from the balances at September 30. Storage gas inventory declines during the first and second quarters of the year and is replenished during the third and fourth quarters.

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

Accounting for Utility Revenue and Cost of Gas Recognition

The Company records revenues from residential and commercial customers based on meters read or estimated on a cyclical basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. Should estimated meter readings differ from actual, revenues in a subsequent month when a meter reading is obtained are affected by the difference. The Company does not accrue revenue for gas delivered but not yet billed, as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company's tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers. Under these mechanisms, the Company periodically adjusts its rates to reflect increases and decreases in the cost of gas. Annually, the Company reconciles the difference between the total gas costs collected from customers and the cost of gas. To the extent that estimated billing of gas costs differ from actual, large receivables or payables to customers can accumulate on the balance sheet. The Company then either recovers it from, or refunds it to, customers over the following twelve-month period.

Accounting for Regulated Operations - Regulatory Assets and Liabilities

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

August 15, 2005
/s/ Thomas K. Barry
Thomas K. Barry, Chairman of the Board, President and CEO.

Date:

August 15, 2005
/s/ Kenneth J. Robinson
Kenneth J. Robinson, Executive Vice President, Chief Financial Officer

Date:

August 15, 2005
/s/ Gary K. Earley
Gary K. Earley, Treasurer, Principal Accounting Officer

Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act - filed as part of the 10-QSB for Quarter Ended June 30, 2005.

Presented on signature page of 10-QSB

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2005 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: August 15, 2005

/s/ Thomas K. Barry

Thomas K. Barry, Chairman of the Board,

Chief Executive Officer

/s/ Kenneth J. Robinson

Kenneth J. Robinson, Executive Vice President,

Chief Financial Officer

CERTIFICATIONS

I, Thomas K. Barry, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Corning Natural Gas Corporation;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 15, 2005

/s/ Thomas K. Barry

Thomas K. Barry, Chairman of the Board

Chief Executive Officer

I, Kenneth J. Robinson, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Corning Natural Gas Corporation;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

 Date: August 15, 2005

/s/ Kenneth J. Robinson

Kenneth J. Robinson, Executive Vice President

Chief Financial Officer