Form 10QSB/A
period 2004-12-31
CORNING NATURAL GAS CORP
filed 2005-11-29
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Explanatory Note

This Amendment Number 2 to the December 31, 2004 Form 10-QSB of Corning Natural Gas Corporation is being filed to correct two items:

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

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.

Date:

February 14, 2005
_/s/ Thomas K. Barry_______________
Thomas K. Barry, Chairman of the Board, President and CEO.

Date:

February 14, 2005
_/s/ Kenneth J. Robinson____________
Kenneth J. Robinson, Executive Vice President and Chief Financial Officer

Date:

February 14, 2005
/s/ Gary K. Earley__________________
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

Dated: February 14th 2005

_/s/Thomas K. Barry_______________

Thomas K. Barry, Chairman of the Board,

Chief Executive Officer

_/s/Kenneth J. Robinson_____________

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

Date: February 14th 2005
_/s/ Thomas K. Barry______________
Thomas K. Barry, Chairman of the Board, Chief Executive Officer

I, Kenneth J Robinson, certify that:
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

Date: February 14th 2005
_/s/ Kenneth J. Robinson______________
Kenneth J. Robinson, Executive Vice President, Chief Financial Officer