Form 10QSB/A
period 2005-03-31
CORNING NATURAL GAS CORP
filed 2005-11-29
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

Explanatory Note

This Amendment to the March 31, 2005 Form 10-QSB of Corning Natural Gas Corporation is being filed to correct two items:

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

Date:

May 16, 2005
/s/ Thomas K. Barry
Thomas K. Barry, Chairman of the Board, President and CEO.

Date:

May 16, 2005
/s/ Kenneth J. Robinson
Kenneth J. Robinson, Chief Financial Officer

Date:

May 16, 2005
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
Date: May 16, 2005
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
Date: May 16, 2005
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