Form 10KSB/A
period 2004-09-30
CORNING NATURAL GAS CORP
filed 2005-12-06
CIK 24751

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Explanatory Note

This Amendment Number 3 to the September 30, 2004 Form 10-KSB of Corning Natural Gas Corporation is being filed to conform the signature blocks to requirements.

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

CORNING NATURAL GAS CORPORATION (Registrant)

Date December 6, 2005 /s/ THOMAS K. BARRY

Thomas K. Barry, Chairman of the Board, President, C.E.O. and Director

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date December 6, 2005 /s/ K.J. ROBINSON

K.J. Robinson, Executive Vice President, Chief Financial Officer and Director

Date December 6, 2005 /s/ Gary K. Earley

Gary K. Earley, Treasurer, Principal Accounting Officer

Date December 6, 2005 /s/ T.H. BILODEAU

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