Form 10QSB/A
period 2004-12-31
CORNING NATURAL GAS CORP
filed 2005-12-06
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Explanatory Note

This Amendment Number 3 to the December 31, 2004 Form 10-QSB of Corning Natural Gas Corporation is being filed to amend the signature page to clarify the capacities and dates in which the persons are signing.

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

December 6, 2005
_/s/ Thomas K. Barry_______________
Thomas K. Barry, Chairman of the Board, President and CEO.

Date:

December 6, 2005
_/s/ Kenneth J. Robinson____________
Kenneth J. Robinson, Executive Vice President and Chief Financial Officer

Date:

December 6, 2005
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