Form 10QSB/A
period 2005-03-31
CORNING NATURAL GAS CORP
filed 2005-12-06
CIK 24751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

Explanatory Note

This Amendment to the March 31, 2005 Form 10-QSB of Corning Natural Gas Corporation is being filed to amend the signature page to clarify the capacities and dates in which the persons are signing.

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