Form 10KSB/A
period 2004-09-30
CORNING NATURAL GAS CORP
filed 2005-12-14
CIK 24751

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

Date December 14, 2005 /s/ THOMAS K. BARRY

Thomas K. Barry, Chairman of the Board, President, C.E.O. and Director

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date December 14, 2005 /s/ K.J. ROBINSON

K.J. Robinson, Executive Vice President, Chief Financial Officer and Director

Date December 14, 2005 /s/ Gary K. Earley

Gary K. Earley, Treasurer, Principal Accounting Officer

Date December 14, 2005 /s/ T.H. BILODEAU

T.H. Bilodeau, Director

Date December 14, 2005 /s/ Thomas K. Barry

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

Dated: December 14, 2005
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

Date: December 14, 2005

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

 Date: December 14, 2005

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