Form 10QSB/A
period 2004-12-31
CORNING NATURAL GAS CORP
filed 2005-12-14
CIK 24751

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

December 14, 2005
_/s/ Thomas K. Barry_______________
Thomas K. Barry, Chairman of the Board, President and CEO.

Date:

December 14, 2005
_/s/ Kenneth J. Robinson____________
Kenneth J. Robinson, Executive Vice President and Chief Financial Officer

Date:

December 14, 2005
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

Dated: December 14th 2005

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

Date: December 14th 2005
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

Date: December 14th 2005
_/s/ Kenneth J. Robinson______________
Kenneth J. Robinson, Executive Vice President, Chief Financial Officer