Form 10KSB
period 2005-09-30
CORNING NATURAL GAS CORP
filed 2006-01-13
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-643

Corning Natural Gas Corporation

(Exact name of registrant as specified in its charter)

New York	16-0397420
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

330 W. William St.

Corning, New York 14830

(Address of principal executive offices, including zip code)

(607) 936-3755

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Revenues for 12 month period ended September 30, 2005 $26,631,000

The aggregate market value of the 431,852 shares of the Common Stock held by non-affiliates of the Registrant at the $15.00 average of bid and asked prices as of December 1, 2005 was

$6,477,780.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2005 - 506,918.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the twelve month period ended September 30, 2005, and definitive proxy statement and notice of annual meeting of shareholders, dated January 3, 2006 are incorporated by reference into Part I, Part II and Part III hereof.

Information contained in this Form 10-K and the Annual Report to shareholders for fiscal 2005 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

<PAGE 1>

For the Fiscal Year Ended September 30, 2005

	Contents

	Part I	Page
Item 1	Description of Business	3
	Business Development	3
	Business of Issuer	4
Item 2	Description of Property	5
Item 3	Legal Proceedings	5
Item 4	Submission of Matters to a Vote of Security Holders	5

	Part II
Item 5	Market for the Registrant's Common Equity and Related
	Stockholder Matters	7
Item 6	Selected Financial Data	8
Item 7	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements	9
Item 9	Changes In and Disagreements with Accountants on
	Accounting and Financial Disclosure	9
Item 9A	Controls and Procedures	10
Item 9B	Other Information	13

	Part III
Item 10	Directors, Executive Officers of the Registrant	13
Item 11	Executive Compensation	14
Item 12	Security Ownership of Certain Beneficial Owners and Management	14
Item 13	Certain Relationships and Related Transactions	14
Item 14	Principal Accountant Fees and Services	14

	Part IV
Item 15	Signatures	16
	Exhibits

<Page 2>

CORNING NATURAL GAS CORPORATION

FORM 10-K

For the 12 Month Period Ended September 30, 2005

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

<PAGE 3>

(b) Business of Issuer

(1) The Gas Company maintains a gas supply portfolio of numerous contracts and is not dependent on a single supplier. Additionally, the Gas Company has capabilities for storing 662,050 Dt through storage operations with two of its suppliers. The Gas Company had no curtailments during fiscal 2005 and expects to have an adequate supply available for its customers during fiscal 2005 providing that no abnormal conditions or actions occur.

(2) The Gas Company is franchised to supply gas service in all of the political subdivisions in which it operates.

(3) Since the Gas Company's business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales for different periods vary depending on variations in temperature, but the Company's Weather Normalization Clause (WNC) serves to stabilize net revenue from the effects of temperature variations. The WNC allows the Company to adjust customer billings to compensate for fluctuations in net revenue caused by temperatures which are higher or lower than the thirty year average temperature for the period. Degree days, which represent the number of degrees that the average daily temperature falls below 65 degrees Fahrenheit, totaled 7,109 for the period October 1, 2004 through September 30, 2005 and 6,918 for the same period ended September 30, 2004.

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

The real estate business is a highly competitive market in which Corning Realty is well positioned. Prudential Ambrose & Shoemaker Real Estate maintains approximately 42% of the local market. Local economy and interest rates play a factor in the outcome of the market, however, Corning Realty continues to hold strong. Corning Realty is the areas largest residential real estate business that is involved in over 1,000 real estate closings annually.

There is a considerable amount of competition in the mortgage lending business, however, the business plan for Choice One Lending was compiled recognizing that this company will utilize the relationships with Corning Realty.

<PAGE 4>

(6) The Gas Company believes compliance with present federal, state and local provisions relating to the protection of the environment will not have any material adverse effect on capital expenditures, earnings and financial position of the Company and its subsidiary.

(7) Sixty persons were employed by the Company in 2005 and seventy-one in 2004.

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

The Gas Company's pipeline system is thoroughly surveyed each year. Any necessary replacements are included in the construction budget. Approximately 105 miles of transmission main, 299 miles of distribution main, 13,833 services and 89 measuring and regulating stations, along with various other property are owned by the Gas Company, except for one short section of 10" gas main which is under a long-term lease and is used primarily to serve Corning Incorporated. All of the above described property, which is owned by the Gas Company, is adequately insured and is subject to the lien of the Company's first mortgage indenture.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

<PAGE 5>

Additional Item

Executive Officers of the Registrant

(Including Certain Significant Employees)
Name	Age	Business Experience	Years Served
		During Past 5 Years	In This Office

Thomas K. Barry	60	Chairman of the Board
		of Directors	12
		President & C.E.O.	21
Firouzeh Sarhangi	47	Vice President - Finance	2
Kenneth J. Robinson	61	Executive Vice President	14
Gary K. Earley	51	Secretary & Treasurer	3
		Treasurer	13
Stanley G. Sleve	55	Vice President-Business Dev	7
		Vice President-Administration	1

Term of office is one year.(Normally from February to February)

<PAGE 6>

Part II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market on which the Registrant's common stock is traded, the range of high and low bid quotations for each quarterly period during the past two years, the amount and frequency of dividends, and a description of restrictions upon the Registrant's ability to pay dividends, appear in the table below. The number of stockholders of record of the Registrant's Common

Stock was 271 at September 30, 2005. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

MARKET PRICE - (OTC)
			Dividend
Quarter Ended	High	Low	Declared
December 31, 2003	13.25	12.00	0
March 31, 2004	13.00	10.10	0
June 30, 2004	20.00	13.30	0
September 30, 2004	17.40	9.50	0
December 31, 2004	14.00	9.50	0
March 31, 2005	13.00	10.60	0
June 30, 2005	16.00	10.80	0
September 30, 2005	16.00	14.45	0

<PAGE 7>

Under the terms of a $4,700,000 senior note issued September 5, 1997, the Company may not declare or pay any dividend, or cause any other payment from retained earnings except to the extent that consolidated tangible net worth of the Company exceeds $2,000,000.

ITEM 6 - SELECTED FINANCIAL DATA
	2005	2004	2003	2002	2001
Total assets	$31,881,286	$28,945,311	$30,735,916	$28,853,981	$29,330,254
Long-term debt, less current installments	$9,196,060	9,786,528	10,539,867	10,593,738	10,905,093
Summary of earnings:
Utility operating revenue	$22,877,858	$21,995,505	$20,561,927	$17,241,615	$24,121,238
Total operating expenses and taxes	21,177,838	20,660,186	19,598,325	16,120,931	22,879,305
Net utility operating income	1,700,020	1,335,319	963,602	1,120,684	1,241,933
Other income	88,083	124,967	17,853	24,696	34,614
Non-utility Earnings	133,209	337,583	116,849	307,641	290,678
Interest expense-regulated	1,294,782	1,185,000	1,189,816	926,868	960,675
Net Income	$626,530	$612,869	($91,512)	$526,153	$606,550
Number of common shares	506,918	506,918	482,900	460,000	460,000
Earnings per common share	$1.24	$1.21	-$0.19	$1.14	$1.32
Dividends paid per common share	$0.00	$0.00	$0.00	$0.65	$1.30
Statistics (unaudited)-
Gas delivered (MMcf )
Residential	1,115	1,116	1,179	997	1,507
Commercial	270	298	325	263	307
Other utilities	313	340	404	300	339
Transportation deliveries	7,450	6,947	6,364	5,978	6,392
Total deliveries	9,148	8,701	8,272	7,538	8,545
Number of customers-end of period	14,344	14,378	14,316	14,388	14,454
Average Mcf use per residential customer	107	109.2	119.3	93.8	119.1
Average revenue per residential customer	$1,242.03	$1,167.69	$1,158.90	$897.71	$1,250.44
Number of degree days (1)	7,109	6,918	7,434	5,629	6,809
Percent (warmer) colder than avg.	3.2	1.7	8.3	(13.1)	5
Peak day deliveries (Mcf )	58,327	53,922	52,753	52,467	53,523
Number of rental appliances in service	0	0	0	6,179	6,213
Miles of mains	404.7	404.3	403.9	402.3	398.4
Investment in gas plant (at cost)	$26,826,478	$25,749,195	$24,953,757	$23,980,978	$22,940,150
Stockholders' equity per share	9.93	9.54	7.17	9.06	10.63

<PAGE 8>

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion of financial condition and results of operations of the Company appears in the 2005 Annual Report to Shareholders which is incorporated by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2005, these instruments consisted of a term loan and bank credit line borrowings outstanding of $6,600,000. The interest rate (prime less 1/2 point)on this loan and these lines was 6 percent during September, 2005.

ITEM 8 - FINANCIAL STATEMENTS

The following financial statements are filed with this Form 10-K:

Reports of Rotenberg & Co. LLP, Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Balance Sheets as September 30, 2005 and 2004

Statements of Income for the years ended September 30, 2005, 2004 and 2003

Statements of Stockholder's Equity for the years ended September 30, 2005, 2004 and 2003

Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K/A, dated March 10, 2004, the Board of Directors voted on January 7, 2004 to terminate Deloitte & Touche LLP's appointment as independent accountants and Rotenberg & Company LLP was engaged on March 3, 2004 as independent accountants. No disagreements with accountants and financial disclosure exist.

<PAGE 9>

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, the Company's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

<PAGE 10>

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2005. We reviewed the results of management's assessment with our Finance and Audit Committee.

Management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by Rotenberg & Co. LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

 <PAGE 11>

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

<PAGE 12>

ITEM 9B - OTHER INFORMATION

None

Part III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information required regarding the executive officers of the Registrant is included in Part 1 under "Additional Item".

Code Of Ethics

The Company has adopted a Code of Ethics applicable to all employees. The Code of Ethics will be posted shortly on the Company's website at http:\\www.corninggas.com Any person may obtain, without charge, a copy of the Company's Code of Ethics.  The Code of Ethics will be furnished upon request made in writing to:

Thomas K. Barry

                              Chairman of the Board of Directors

                              Corning Natural Gas Corporation

                              330 W. William Street

                              P.O. Box 58

                              Corning, New York  14830

<PAGE 13>

ITEM 11 - EXECUTIVE COMPENSATION

The information required regarding the compensation of the executive officers appears in the Definitive Proxy Statement attached hereto.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required regarding the security ownership of certain beneficial owners and management appears in the Definitive Proxy Statement attached hereto.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required regarding certain relationships and related transactions appears in the Definitive Proxy Statement attached hereto.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the information provided under the heading "Ratification of Selection of Independent Registered Public Accounting Firm" of our Proxy Statement.

 ITEM 15 - EXHIBITS

The following exhibits are filed with this Form 10-K or incorporated herein by reference: (Exhibit numbers correspond to numbers assigned to exhibits in Item 601 of Regulation S-B)

<PAGE 14>

Exhibit Name of Exhibit

3	A copy of the Corporations Articles of Incorporation,
as currently in effect, including all amendments, was
filed with the Company's Form 10-KSB for December 31, 1987.
3	A copy of the Corporations complete by-laws, as
currently in effect, was filed with the Corporations
report on Form 10-QSB for the quarter ended March 31, 1984.
10	A copy of the "Agreement Between Corning Natural Gas
Corporation and Local 139", dated September 1, 1998
was filed with Form 10-KSB for December 31, 1998.
10 *	Consulting Agreement and Employment Contracts with
three executive officers were filed with the Company's
Form 10-KSB for December 31, 1987.
10	A copy of the Service Agreement with CNG
Transmission Corporation was filed with the Company's
Form 10-KSB for December 31, 1993.
10	A copy of the Sales Agreement with Bath Electric, Gas
and Water was filed with the Company's Form 10-KSB for
December 31, 1989.

<PAGE 15>

10	A copy of the Transportation Agreement between the
Company and New York State Electric and Gas Corporation
was filed with the Company's Form 10-KSB for December 31, 1992.
10	A copy of the Transportation Agreement between the
Company and Corning Incorporated was filed with the
Company's Form 10-KSB for December 31, 1992.
10	A copy of the Service Agreement with Columbia Gas
Transmission Co. was filed with the Company's
10-KSB for December 31, 1993.
13	A copy of the Corporations Annual Report to Shareholders for 2005, is filed herewith.
Shareholders for 2005, is filed herewith.
22	Information regarding the Company's sole subsidiary was
filed as Exhibit 22 with the Company's Form 10-KSB for
the period ended December 31, 1981.
28	Corning Natural Gas Corporation Proxy Statement is filed herewith.
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Thomas K. Barry
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Kenneth J. Robinson
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
99	Order from the U.S. Bankruptcy Court, Northern District of New York
re: Approval of Acquisition of Finger Lakes Gas Company was filed with the Company's 10-KSB for the period ended December 31, 1995.
99	Order from the Public Service Commission of New York State re:
Approval of Acquisition of Finger Lakes Gas Company was filed with the Company's 10-KSB for the period ended December 31, 1995.

* Indicates management contract or compensatory plan or arrangement

<PAGE 16>

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CORNING NATURAL GAS CORPORATION (Registrant)

Date January 13, 2006 /s/ THOMAS K. BARRY

Thomas K. Barry, Chairman of the Board, President, C.E.O.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date January 13, 2006 /s/ K.J. ROBINSON

K.J. Robinson, Executive Vice President, Chief Financial Officer and Director

Date January 13, 2006 /s/ Gary K. Earley

Gary K. Earley, Treasurer, Principal Accounting Officer

Date January 13, 2006 /s/ Thomas K. Barry

Thomas K. Barry, Chairman of the Board, President, C.E.O.

Date January 13, 2006 /s/ T.H. BILODEAU

T.H. Bilodeau, Director
 <PAGE 17>

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Assets	September 30, 2005	September 30, 2004
Plant:
Utility property, plant and equipment	$26,826,478	$25,749,195
Non-utility property, plant and equipment	392,241	373,120
Non-utility assets - discontinued operations	180,930	190,766
Less: accumulated depreciation	(10,567,331)	(9,953,708)
Total plant utility and non-utility net	16,832,318	16,359,373
Investments:
Marketable securities available-for-sale at fair value	2,440,237	2,058,709
Investment in joint venture and associated companies	185,719	199,406
Total investments	2,625,956	2,258,115
Current assets:
Cash and cash equivalents	255,037	253,863
Customer accounts receivable, (net of allowance for
uncollectible accounts of $92,000 and $80,000)	1,083,909	910,795
Gas stored underground, at average cost	3,734,795	3,552,908
Gas inventories	271,960	241,802
Prepaid expenses	658,857	619,155
Current assets - discontinued operations	309,865	173,661
Total current assets	6,314,423	5,752,184
Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	3,090,280	1,257,783
Deferred pension and other	394,606	612,010
Goodwill (net of accumulated amortization of $521,294
for both years)	1,457,117	1,457,117
Unamortized debt issuance cost (net of accumulated
amortization of $269,849 and $259,880)	254,206	264,175
Other	420,528	474,780
Note Receivable - discontinued operations	491,852	509,774
Total deferred debits and other assets	6,108,589	4,575,639
Total assets	$31,881,286	$28,945,311
See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
	September 30, 2005	September 30, 2004
Capitalization and liabilities:
Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 507,000 shares at
September 30, 2005 and 2004)	$2,534,590	$2,534,590
Other paid-in capital	959,512	959,512
Retained earnings	2,959,723	2,333,193
Accumulated other comprehensive loss	(1,420,165)	(990,718)
Total common stockholders' equity	5,033,660	4,836,577
Long-term debt, less current installments	9,196,060	9,786,528
Long-term debt, less current installments -
discontinued operations	63,797	78,735
Total Long-term debt	9,259,857	9,865,263
Current liabilities:
Current portion of long-term debt	612,390	79,999
Demand Note Payable	1,836,666	-
Borrowings under lines-of-credit	6,600,000	6,325,000
Accounts payable	270,139	1,356,047
Accrued expenses	745,119	474,873
Customer deposits and accrued interest	952,503	1,037,270
Deferred income taxes	460,055	558,681
Other current liabilities - discontinued operations	317,860	61,035
Total current liabilities	11,794,732	9,892,905
Deferred credits and other liabilities:
Deferred income taxes	837,727	928,598
Deferred compensation	1,910,686	1,678,486
Deferred pension costs & post-retirement benefits	2,429,958	1,413,412
Other	265,043	137,282
Other deferred liabilites - Deferred federal income
taxes discontinued operations	192,788	192,788
Other deferred liabilities - discontinued operations	156,835	-
Total deferred credits and other liabilities	5,793,037	4,350,566
Concentrations and commitments (notes 3 and 9)
Total capitalization and liabilities	$31,881,286	$28,945,311
See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Years Ended September 30, 2005, 2004 and 2003
	2005	2004	2003
Utility Operating Revenues	$ 22,877,858	$ 21,995,505	$ 20,561,927
Cost and Expense
Natural Gas Purchased	14,487,154	14,109,162	13,268,087
Operating & Maintenance Expense	4,446,785	4,667,765	4,609,126
Taxes other than Federal Income Taxes	1,293,273	1,336,075	1,330,591
Depreciation	513,925	463,203	490,836
Other Deductions, Net	11,445	21,964	18,959
Total Costs and Expenses	20,752,582	20,598,169	19,717,599
Utility Operating Income	2,125,276	1,397,336	844,328
Other Income and (Expense)
Interest Expense	(1,294,782)	(1,185,000)	(1,199,108)
Interest Income	88,083	124,967	17,853
Net Income from Utility Operations, Before Income Tax	918,577	337,303	(336,927)
Income Tax Benefit (Expense)	(425,256)	(62,017)	128,566
Income from Non-Utility Operations, Net of Income Tax	108,076	184,170	70,251
Net Income from Continued Operations	601,397	459,456	(138,110)
Income from Discontinued Operations, Net of Income Tax	25,133	153,413	46,598
Net Income (Loss)	$ 626,530	$ 612,869	$ (91,512)
Weighted average earnings per share-
basic & diluted:
From Continued Operations	$ 1.186	$ 0.906	$ (0.286)
From Discontinued Operations	0.050	0.303	0.096
	$ 1.236	$ 1.209	$ (0.190)
Weighted average shares outstanding	506,918	506,918	482,900

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balances at October 1, 2002	$2,300,000	$653,346	$2,352,592	($1,137,098)	$4,168,840

Comprehensive Income:
Change in unrealized gain on
securities available for sale,
net of income taxes of $99,289	-	-	-	192,738	192,738
Minimum pension liability, net of
income taxes of $415,275	-	-	-	(806,123)	(806,123)
Net income	-	-	(91,512)	-	(91,512)

Total comprehensive income					(704,897)
Stock dividends	115,000	137,540	(252,540)	-	-
Balances at September 30, 2003	2,415,000	790,886	2,008,540	(1,750,483)	3,463,943

Comprehensive Income:
Change in unrealized gain on
securities available for sale,
net of income taxes of $9,208	-	-	-	17,874	17,874
Minimum pension liability, net of
income taxes of $382,186	-	-	-	741,891	741,891
Net income			612,869		612,869

Total comprehensive income					1,372,634
Stock dividends	119,590	168,626	(288,216)	-	-
Balances at September 30, 2004	2,534,590	959,512	2,333,193	(990,718)	4,836,577

Comprehensive Income:
Change in unrealized gain on
securities available for sale,
net of income taxes of $7,259	-	-	-	64,651	64,651
Minimum pension liability, net of
income taxes of $254,536	-	-	-	(494,098)	(494,098)
Net income	-	-	626,530	0	626,530

Total comprehensive income					197,083
Balances at September 30, 2005	$2,534,590	$959,512	$2,959,723	($1,420,165)	$5,033,660

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2005, 2004 and 2003
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$ 626,530	$ 612,869	($91,512)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	609,181	589,542	832,451
Unamortized debt issuance cost	9,969	20,909	21,558
Gain on sale of marketable securities	(89,903)	(121,647)	37,006
Deferred income taxes	748,234	410,447	(35,898)
Gain on sale of discontinued operatons	0	(79,812)	(74,919)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(173,114)	270,802	123,599
Gas stored underground	(181,887)	(376,960)	(1,576,770)
Gas inventories	(30,158)	(10,585)	423,622
Prepaid expenses	(39,702)	55,444	(72,189)
Unrecovered gas costs	(1,832,497)	(106,089)	(390,522)
Prepaid income taxes	0	0	35,478
Deferred pension and other	217,404	522,976	149
Other	(64,030)	(284,510)	0
Increase (decrease) in:
Accounts payable	(1,085,908)	(723,164)	(185,249)
Accrued expenses	270,246	(37,795)	(82,419)
Customer deposit liability	(84,767)	(263,527)	505,736
Deferred income taxes	(1,430,999)	1,054,909	(313,105)
Deferred compensation	232,200	196,056	(124,471)
Deferred pension & post-retirement benefits	1,016,546	(945,892)	181,887
Other liabilities and deferred credits	541,421	51,682	109,833
Net cash (used in) provided by operating activities	(741,234)	835,655	(623,586)
Cash flows from investing activities:
Purchase of securities available-for-sale	(214,282)	(203,939)	(225,000)
Sale of securities available-for-sale	78,160	22,997	16,945
Capital expenditures	(1,160,121)	(826,130)	(1,250,736)
Cash received from sale of discontinued operations	0	1,283,914	1,152,400
Net cash (used in) provided by investing activities	(1,296,243)	276,842	(306,391)
Cash flows from financing activities:
Proceeds under lines-of-credit	14,975,000	11,100,000	12,925,000
Repayment of lines-of-credit	(14,700,000)	(11,325,022)	(11,850,000)
Proceeds under long-term debt	1,900,000	0	0
Repayment of long-term debt	(136,349)	(899,772)	(159,899)
Net cash (used in) provided by financing activities	2,038,651	(1,124,794)	915,101
Net (decrease) increase in cash	1,174	(12,297)	(14,876)
Cash and cash equivalents at beginning of period	253,863	266,160	281,036
Cash and cash equivalents at end of period	$ 255,037	$ 253,863	$ 266,160
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 1,357,307	$ 1,282,261	$ 1,323,476
Income taxes	$ 212,194	$ 14,000	$ 227,148

 CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements For the Years Ended September 30, 2005, 2004 and 2003

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

(a) Principles of Consolidation and Presentation

The consolidated financial statements include the Company and its wholly owned subsidiary, the Corning Natural Gas Appliance Corporation. The Corning Natural Gas Appliance Corporation owns two businesses which have been established as New York State limited liability subsidiary corporations, as follows: Corning Realty Associates, LLC and Corning Mortgage, LLC. Hereinafter the Appliance Corporation and its limited liability subsidiary corporations are collectively referred to as "Appliance Corporation." All significant intercompany accounts and transactions have been eliminated in consolidation. The results of the Appliance Corporation are reported separately as unregulated operations in the consolidated statements of income. Shared expenses are allocated to the Appliance Corporation.

It is the Company's policy to reclassify amounts in the prior year financial statements to conform with the current year presentation.

(b) Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Cash and cash equivalents at financial institutions which periodically may exceed federally insured limits.

(c) Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of past due accounts.

(d) Debt Issuance Costs

Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related debt.

(e) Property, Plant and Equipment

Utility plant is stated at the historical cost of construction. Those costs include payroll, fringe benefits, materials and supplies and transportation costs. The Company charges normal repairs to maintenance expense.

(f ) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property, and was 2.3% in 2005, 2.5% in 2004 and 2.7% in 2003. At the time utility properties are retired, the original cost plus costs of removal less salvage, are charged to accumulated depreciation.
Non-utility property, plant and equipment
	2005	2004	2003
Structures and improvements	$205,246	$240,587	$1,242,558
Land	-	-	214,555
Furniture and equipment	367,925	323,299	346,158
Total:	$573,171	$563,886	$1,803,271

(g) Revenue and Natural Gas Purchased

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

Gas purchases are recorded on readings of suppliers' meters as of the end of the month. The Company's rate tariffs include a Gas Adjustment Clause (GAC) which adjusts rates to reflect changes in gas costs from levels established in the rate setting process. In order to match such costs and revenue, the PSC has provided for an annual reconciliation of recoverable GAC costs with applicable revenue billed. Any excess or deficiency in GAC revenue billed is deferred and the balance at the reconciliation date is either refunded to or recovered from customers over a subsequent 12-month period.

Real estate commissions are recognized at closing while professional services revenues are recognized as services are performed.

(h) Marketable Securities

Marketable securities, which are intended to fund the Company's deferred compensation plan, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders' equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss portion, none have been in an unrealized loss position for more than 12 months and none are other than temporary impairments. In 2005, 2004 and 2003 we sold equity securities for gains (losses) of $89,900, $121,600 and $(37,006) respectively.

A summary of the marketable securities at September 30, 2005, 2004 and 2003 is as follows:

	Cost	Unrealized	Unrealized	Market
	Basis	Gain	Loss	Value

2005
Cash and Equivalents	$125,779	$0	$0	$125,779
Government and Agency Issues	583,158	0	163	582,995
Corporate Bonds	320,669	0	11,777	308,893
Other Fixed Income	97,218	0	4,530	92,688
Equity Securities	1,114,167	172,917	0	1,287,084
Foreign Assets	27,662	6,158	0	42,799
Total Securities	$2,268,653	$179,075	$16,470	$2,440,237

2004
Cash and Equivalents	$103,374	$0	$0	$103,374

Government and Agency Issues	415,710	4,866	0	420,576
Corporate Bonds	384,642	8,967	0	393,610
Other Fixed Income	95,965	0	1,558	94,406
Equity Securities	900,833	108,541	0	1,009,374
Foreign Assets	27,662	0	222	37,370
Total Securities	$1,928,185	$122,374	$1,780	$2,058,709

2003
Cash and Equivalents	$170,000	$0	$0	$170,000
Government and Agency Issues	241,802	67,011	0	308,812
Corporate Bonds	206,279	8,968	0	215,246
Other Fixed Income	182,670	0	3,112	179,557
Equity Securities	822,462	44,972	0	867,434
Foreign Assets	0	0	0	0
Total Securities	$1,623,211	$120,951	$3,112	$1,741,050

(i) Investment in Joint Venture

Corning Mortgage, a subsidiary of The Corning Natural Gas Appliance Corporation holds a 50% equity interest in a joint venture, Choice One Lending, which began operations in August, 2000. Investment by the Company in the joint venture is recorded using the equity method of accounting. The Company's pro-rata share of the results of operations of the joint venture was a loss of $16,842 in 2005, a profit of $10,796 in 2004 and a profit of $37,246 in 2003.

(j) Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

(k) Federal Income Tax

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

(l) Dividends

Dividends are accrued when declared by the Board of Directors. A stock dividend of 5% was paid in fiscal 2003 and 2004.

Under the most restrictive long-term debt covenants, the Company may not declare or pay annual dividends except to the extent that consolidated net worth exceeds $2,000,000.

(m) Goodwill

Goodwill represents the excess of purchase price over the fair value of the identified net assets of acquired businesses and primarily applies to Corning Realty. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value, which is determined based on undiscounted future cash flows.

(n) Accounting for Impairment

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

(o) Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Under SFAS No. 130, the Company's comprehensive income consists of net income, net unrealized gains (losses) on securities and minimum pension liability and is presented in the consolidated statements of stockholders' equity.

(p) New Accounting Pronouncements

In March 2005, The FASB issued FIN 47, an interpretation of SFAS 143. FIN 47 provides clarification of the term "conditional asset retirement obligation" as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 becomes effective no later than the end of 2006. The Company is currently evaluating the impact of FIN 47, if any, on its consolidated financial statements.

In May 2005, the FASB issued SFAS 154. SFAS 154 replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a chance in accounting principle. The Company is required to adopt SFAS 154 for accounting changes and corrections of errors that occur in 2007. The Company's financial condition and results of operations will only be impacted by FSAS 154 if there are any accounting changes or corrections or errors in the future.

(q) Revenue Taxes

The Company collects state revenue taxes on a gross basis. The amount included in Utility Operating Revenue and Taxes other than Federal Income Taxes was $286,801, $378,993 and $366,017 in 2005, 2004, and 2003 respectively.

(2) Information About Operating Segments

The Company's reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Corning Natural Gas Corporation (the Gas Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Appliance Corporation, Foodmart Plaza and the Tax Center have discontinued operations as discussed in Note 10. Corning Realty is a residential and commercial real estate business with approximately 70 agents operating in three neighboring counties. Corning Mortgage is a mortgage service company working closely with the realty relationship.

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

	Utlity	Non Utility Operations			Discontinued Operations
					(2)	(3)	(4)
	Gas	Corning	Corning			Tax	Foodmart		Total
	Company	Realty	Mortgage	Subtotal	Appliance	Center	Plaza	Subtotal	Consolidated
Revenue: (1)
2005	$22,877,858	$3,433,059	($13,683)	$3,419,376	$334,125	-$	-$	($334,125)	$26,631,359
2004	21,995,505	3,857,902	27,988	3,885,890	264,657	568,744	329,504	1,162,905	27,044,300
2003	20,561,927	4,021,089	62,785	4,083,874	2,401,642	621,975	262,287	3,285,904	27,931,705
Net Income (loss): (1)
2005	493,321	131,907	(23,831)	108,076	52,241	(27,108)	0	25,133	626,530
2004	275,286	132,466	9,626	142,092	57,062	42,078	96,351	195,491	612,869
2003	-208,361	39,702	30,549	70,251	(145,838)	153,085	39,351	46,598	(91,512)
Interest income:(1)
2005	87,483	0	0	0	188,363	0	0	188,363	275,846
2004	124,041	0	9	9	131,464	14,742	3,868	150,074	274,124
2003	25,725	0	0	0	70,871	10,544	51	81,466	107,191
Interest expense:(1)
2005	1,294,782	68,400	11,277	79,677	15,326	0	0	15,326	1,389,785
2004	1,185,000	81,955	8,103	90,058	23,365	0	35,280	58,645	1,333,703
2003	1,199,108	86,629	10,911	97,540	20,244	121	58,665	79,030	1,375,678
Total assets:
2005	28,964,893	1,607,966	178,318	1,786,284	1,130,122	0	0	1,130,122	31,881,299
2004	27,032,685	1,649,103	0	1,649,103	76,115	187,408	0	263,523	28,945,311
2003	26,651,374	1,694,824	0	1,694,824	934,901	328,184	1,126,633	2,389,718	30,735,916
Capital Expenditures:
2005	1,141,029	19,121	0	19,121	0	0	0	0	1,160,150
2004	797,640	28,490	0	28,490	0	0	0	0	826,130
2003	972,779	95,298	0	95,298	171,814	10,845	0	182,659	1,250,736
Federal income tax expense:
2005	487,447	72,626	(12,127)	60,499	26,912	0	0	26,912	574,858
2004	163,363	68,240	4,959	73,199	29,396	20,573	50,060	100,029	336,591
2003	-151,931	24,247	15,770	40,017	(117,196)	78,000	23,673	(15,523)	(127,437)

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

(3) Major Customers

The Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results. Total revenue and deliveries to these customers were as follows:

	Mcf	% of Total	Amount	% of Total
Corning Inc.
Year ended September 30, 2005	1,497,000	16	$723,000	3
Year ended September 30, 2004	1,489,000	17	$774,000	4
Year ended September 30, 2003	1,704,000	21	$990,000	5
NYSEG
Year ended September 30, 2005	3,833,000	42	$303,000	1
Year ended September 30, 2004	3,223,000	37	$297,000	1
Year ended September 30, 2003	2,906,000	35	$291,000	1
BEGWS
Year ended September 30, 2005	654,000	7	$2,651,000	12
Year ended September 30, 2004	679,000	8	$2,953,000	13
Year ended September 30, 2003	740,000	9	$2,757,000	13

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

Below is a summarization of the Company's regulatory assets as of September 30, 2005, 2004 and 2003:

	2005	2004	2003
Deferred Pension and other:
Pension	$208,121	$337,541	$860,517
Interest	57,252	135,240	135,240
Insurance	93,856	93,856	93,856
Uncollectible A/R	35,377	45,373	45,373
	394,606	612,010	1,134,986

Deferred Debits - accounting for income taxes			1,016,661
Deferred Unrecovered gas costs	3,118,280	1,257,783	1,151,694
Total Regulatory Assets	$3,512,886	$1,869,793	$3,303,341

Unrecovered gas costs	These costs are recoverable over future years and
	arise from an annual reconciliation of certain gas
	revenue and costs (as described in Note 1).

The Company expects that its regulatory assets will be fully recoverable from customers.

(5) Long-term Debt

The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2005, 2004 and 2003:

	2005	2004	2003
Unsecured senior note - 7.9%, due serially with annual payments of
$355,000 beginning on September 1, 2006 through 2016 and
$795,000 due in 2017	$4,700,000	$4,700,000	$4,700,000
First mortgage bonds - 8.25%, series all due 2018, secured by
substantially all utility plant	3,100,000	3,100,000	3,100,000
Unsecured senior note - 9.83%, due serially with annual payments of
$100,000 beginning on September 1, 2007 through 2015 and
$700,000 due in 2016	1,600,000	1,600,000	1,600,000
Mortgage note - 8.02% monthly installments through April 2008	-	-	801,876
Term Loan - variable rate 1/2 point below prime, monthly
installments through August 2010, payable on demand	1,836,666	-	-
Unsecured promissory note - 6.5%, due 2012, with annual
payments of $7,850	54,950	62,800	70,650
Note payable - 6.5% monthly installments through January 2004
secured by assets of Corning Realty	-	-	23,614
Note payable - 6.25% monthly installments through January 2009
secured by assets of Corning Realty	158,500	8,727	269,774
Mortgage note - 6.25% monthly installments through 2010	76,364	83,545	88,930
Note payable - at prime rate, 4.00% at September 2005,
due 12/31/2005	125,000	125,000	125,000
Note payable - at prime rate, 4.00% at September 2005,
due 12/31/2005	70,000	70,000	70,000
Total long-term debt	$11,721,480	9,950,072	10,849,844

Less current installments	2,449,056	79,999	309,977
Less current installments - discontinued operations	12,567	4,810	-
Long-term debt less current installments	9,259,85	7 9,865,263	10,539,867

2006	$2,461,623	2007	$535,145	2008	$522,125
2009	$478,001	2010	$483,886	2011	and thereafter $7,240,700

(6) Lines of Credit

The Company has consolidated lines of credit with local banks to borrow up to $6,600,000 on a short-term basis. Borrowings outstanding under these lines were $6,600,000, $6,325,000 and $6,550,000 at September 30, 2005, 2004 and 2003, respectively. The maximum amount outstanding during the year ended September 30, 2005, 2004 and 2003 was $6,600,000, $7,200,000 and $6,800,000respectively. The lines of credit are unsecured and payable on demand with interest at rates which range from the prime rate (6.25% on September 30, 2005) to the prime rate less 3/4%. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account, membership interest in Corning Realty Associates, LLC and proceeds from the note agreement. In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. The weighted average interest rates on outstanding borrowings during fiscal 2005, 2004 and 2003 were 4.92%, 3.35% and 3.48% respectively.

(7) Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows:

	2005	2004	2003
Utility Operations:
Current	$ (322,978)	$ (348,430)	$ (33,395)
Deferred	748,234	410,447	(95,171)
Investment Credits
	425,256	62,017	(128,566)
Unregulated Operations:
Current	109,309	216,270	119,937
Deferred			(94,120)
	109,309	216,270	25,81
Total Income Tax Expense	$ 534,565	$ 278,287	$ (102,749)

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% to income before income tax expense) as follows:

	2005	2004	2003
Expected federal tax expense	$ 574,858	$ 336,591	$ (127,437)
State tax expense	(40,293)	(58,304)	24,688
Actual tax expense	$ 534,565	$ 278,287	$ (102,749)

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2005	2004	2003
Deferred income tax assets:
Unbilled revenue	$ 26,228	$ 52,999	$ 26,372
Deferred compensation reserve	763,128	670,387	592,083
Post-retirement benefit obligations	414,330	352,310	262,140
Comprehensive income	814,196	670,914	941,829
Other	51,221	141,729	105,744
Total deferred income tax assets	2,069,103	1,888,339	1,928,168
Deferred income tax liabilities:
Property, plant and equipment, principally
due to differences in depreciation	2,307,529	2,370,873	2,453,532
Pension benefit obligations	44,633	43,740	666,583
Deferred expense - allocations	645,890	329,456	135,975
Other	561,621	824,337	414,127
Total deferred income tax liabilities	3,559,673	3,568,406	3,670,217
Net deferred income tax liability	$ 1,490,570	$ 1,680,067	$ 1,742,049

(8) Pension and Other Post-retirement Benefit Plans

In 1997, the Company established a trust to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,440,237, $2,058,709 and $1,741,050 at September 30, 2005, 2004 and 2003, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $1,910,686, $1,678,486 and $1,482,430 at September 30, 2005, 2004 and 2003, respectively. The assets of the trust are available to general creditors in the event of insolvency.

The Company has defined benefit pension plans covering substantially all of its employees. The benefits are based on years of service and the employee's highest average compensation during a specified period. The Company makes annual contributions to the plans equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974. Contributions are intended to provide for benefits attributed for service to date, and those expected to be earned in the future.

In addition to the Company's defined benefit pension plans, the Company offers post-retirement benefits comprised of medical and life coverages to its employees who meet certain age and service criteria. Currently, the retirees under age 65 pay 60% of their health care premium until Medicare benefits commence at age 65. After age 65, Medicare supplemental coverage is offered with Company payment of the premium. For union participants who retire on or after September 2, 1992, the Company cost, as stated above, shall not exceed $150 per month. The monthly benefit for all non-union employees, regardless of retirement date, shall not exceed $150. In addition, the Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Company's pension and post-retirement plan benefits as of September 30:
	Pension Benefits		Post-retirement Benefits
	2005	2004	2003	2005	2004	2003
Change in benefit obligations
Benefit obligation at
beginning of year	$12,269,200	$12,593,920	$10,769,929	$1,147,138	$1,210,278	$1,170,079
Service cost	374,204	354,997	374,664	34,842	35,709	34,726
Interest cost	746,839	727,166	736,337	69,342	68,583	79,533
Participant contributions	-	-	-	64,374	67,262	89,750
Actuarial (gain) loss	870,123	(402,706)	1,247,377	(22,021)	(45,408)	(8,182)
Benefits paid	(531,511)	(560,158)	(534,387)	(120,374)	(123,029)	(155,628)
Curtailments	(18,675)	(444,019)	-	(2,268)	(66,257)	-
Benefit obligation at end of year	$13,710,180	$12,269,200	$12,593,920	$1,171,033	$1,147,138	$1,210,278

Change in plan assets
Fair value of plan assets at
beginning of year	$8,854,625	$8,279,121	$8,385,260	-	-	-
Actual return on plan assets	680,253	976,746	322,062	-	-	-
Company contributions	248,352	158,916	131,381	56,000	55,767	65,878
Participant contributions	-	-	-	64,374	67,262	89,750
Benefits paid	(531,511)	(560,158)	(559,582)	(120,374)	(123,029)	(155,628)
Fair value of plan assets at
end of year	$9,251,719	$8,854,625	$8,279,121	-	-	-
Funded status	(4,458,461)	(3,414,575)	(4,314,799)	(1,171,033)	(1,147,138)	(1,210,278)
Unrecognized net actuarial	3,787,750	3,186,891	4,799,777	(226,990)	(218,925)	(124,415)
loss / (gain)
Unrecognized PSC adjustment	90,752	131,087	171,422	-	-	-
Unrecognized prior service cost	208,121	337,541	658,480	10,853	16,278	21,703
Unrecognized net transition asset	(88,896)	(128,406)	(167,916)	349,790	393,110	574,250
(obligation)
Additional minimum liability	(2,562,764)	(1,943,550)	(3,388,566)	-	-	-

(Accrued) prepaid benefit cost	(3,023,498)	(1,831,012)	(2,241,602)	(1,037,380)	(956,675)	(738,740)
Accrued contribution	432,792	367,268	40,000	-	-	-
Changes in Amounts Recognized in the Balance Sheets Consist of:
(Accrued) / Prepaid pension cost
as of beginning of fiscal year	(1,831,012)	(2,241,602)	(422,659)	(956,675)	(738,740)	(640,849)
Pension (cost) income	(870,171)	(953,955)	(842,979)	(136,705)	(139,302)	(163,769)
Curtailment	(70,369)	(239,387)	-	-	(134,400)	-
Contributions	432,792	486,184	131,381	-	-	-
Change in receivable contribution	(65,524)	(327,268)	-	-	-	-
Net benefits paid	-	-	-	56,000	55,767	65,878
Change in additional
minimum liability	(619,214)	1,445,016	(1,107,345)	-	-	-

(Accrued) / prepaid pension
cost as of end of fiscal year	(3,023,498)	(1,831,012)	(2,241,602)	(1,037,380)	(956,675)	(738,740)
Weighted average assumptions used to
Determine benefit obligation at September 30
Discount rate	5.00%	6.25%	6.00%	5.00%	6.25%	6.00%
Expected return on assets	8.00%	8.00%	8.00%	-	-	-
Rate of compensation increase	4.50%	4.50%	4.50%	-	-	-

For measurement purposes, a 12% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2005. The rate is assumed to decrease gradually to 5% by the year 2011 and remain at that level thereafter. A 1% increase in the actual health care cost trend would result in approximately a 4.1% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.1% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.6% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.6% decrease in the accumulated post-retirement benefit obligation.

	Pension Benefits			Post-retirement Benefits
	2005	2004	2003	2005	2004	2003
Components of net period
Benefit cost (benefit)
Service Cost	360,993	379,997	374,664	33,736	35,709	34,726
Interest Cost	750,512	727,166	736,337	70,077	68,583	79,533
Expected return on plan assets	(702,181)	(660,479)	(655,554)	-	-	-
Amortization of prior service	70,713	81,552	114,053	5,425	5,425	5,425
Amortization of transition obligation	(39,510)	(39,510)	(39,510)	43,320	46,740	57,000
Amortization of PSC adjustment	40,335	40,335	40,335	-	-	-
FAS88 Recognition - loss on curtailment	-	239,387	-	-	-	-

Amortization of unreconized actuarial loss (gain)	326,311	424,894	272,654	(21,893)	(17,155)	(12,915)
Net periodic benefit cost (benefit)	$807,173	$1,193,342	$842,979	$130,665	$139,302	$163,769

Amounts Recognized in the Balance Sheet Consists of:
Accrued Benefit Liability	($1,176,261)	($318,574)	($1,360,142)	($1,253,697)	($1,094,838)	($881,405)
Prior Period Adjustment	(208,070)	(206,863)	-	-	7,730	-
Regulatory Adjustments	(1,573,643)	(1,305,575)	(881,460)	216,317	130,433	142,665
Change in Receivable Contribution	(65,524)	-	-	-	-	-
Net Amount Recognized at End of Period	($3,023,498)	($1,831,012)	($2,241,602)	($1,037,380)	($956,675)	($738,740)

Weighted average assumptions used To determine net
period cost at September 30
Discount Rate	5.00%	6.25%	6.00%	5.00%	6.25%	6.00%
Expected Return on Assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of Compensation Increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

The expected returns on plan assets of the Retirement Plan and Post-Retirement Plan are applied to the market-related value of plan assets of the respective plans. For the Retirement Plan, the market-related value of assets recognizes the performance of its portfolio over five years and reduces the effects of short-term market fluctuations. The market-related value of Post-Retirement Plan assets is set equal to market value.

The current year pension expense recognizes a curtailment loss as of October 1, 2004 associated with a significant layoff of plan participants resulting from the sale of the Tax Division.

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Company's most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $365,742, $359,218 and $214,385 for the years ended September 30, 2005, 2004 and 2003 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal $1,573,641, $1,305,575 and $795,750 as of September 30, 2005, 2004 and 2003 respectively.

The PSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company's rate case filings and financial reporting period, a regulatory liability of ($44,955), ($38,102) and ($153,088) has been recognized at September 30, 2005, 2004 and 2003 respectively.

The Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the "Savings Plan"). All non-union employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For non-union employees, the Company will match one-half of the participant's contribution up to a total of 3% of the participant's wages. The Company contribution to the plan was $35,337 in 2005, $37,184 in 2004 and $73,207 in 2003.

(9) Commitments

The Company has agreements with five pipeline companies providing for pipeline capacity for terms that extend through 2012. These agreements require the payment of a demand charge for contracted capacity at Federal Energy Regulatory Commission (FERC) approved rates. Purchased gas costs incurred under these pipelines capacity agreements during 2005, 2004 and 2003 amounted to $2,337,737, $2,451,471 and $2,921,838 respectively. Contracted capacity costs for the next five years will be at FERC approved rates and will likely approximate $2,500,000. The Company also has short-term gas purchase agreements averaging six months in length, with prices tied to various indices. The Company does not anticipate these agreements to be significantly in excess of normal capacity requirements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Corning Natural Gas Corporation and Subsidiary Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Corporation and Subsidiary as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corning Natural Gas Corporation and Subsidiary as of September 30, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Rotenberg & Co., LLP Rochester, New York November 21, 2005

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
SUMMARY OF FINANCIAL AND OPERATING STATISTICS
	2005	2004	2003	2002	2001
Total assets	$31,881,286	$28,945,311	$30,735,916	$28,853,981	$29,330,254
Long-term debt, less current installments	$9,259,857	9,670,263	10,539,867	10,593,738	10,905,093
Summary of earnings:
Utility operating revenue	$22,877,858	$21,995,505	$20,561,927	$17,241,615	$24,121,238
Total operating expenses and taxes	21,177,838	20,660,186	19,598,325	16,120,931	22,879,305
Net utility operating income	1,700,020	1,335,319	963,602	1,120,684	1,241,933
Other income	88,083	124,967	17,853	24,696	34,614
Non-utility Earnings	133,209	337,583	116,849	307,641	290,678
Interest expense-regulated	1,294,782	1,185,000	1,189,816	926,868	960,675
Net Income	$626,530	$612,869	($91,512)	$526,153	$606,550
Number of common shares	506,918	506,918	482,900	460,000	460,000
Earnings per common share	$1.25	$1.22	($0.19)	$1.14	$1.32
Dividends paid per common share	$0	$0	$0	$0.65	$1.30
Statistics (unaudited)-
Gas delivered (MMcf )
Residential	1,115	1,116	1,179	997	1,507
Commercial	270	298	325	263	307
Other utilities	313	340	404	300	339
Transportation deliveries	7,450	6,947	6,364	5,978	6,392
Total deliveries	9,148	8,701	8,272	7,538	8,545
Number of customers-end of period	14,344	14,378	14,316	14,388	14,454
Average Mcf use per residential customer	107	109.2	119.3	93.8	119.1
Average revenue per residential customer	$1,242.03	$1,167.69	$1,158.90	$897.71	$1,250.44
Number of degree days (1)	7,109	6,918	7,434	5,629	6,809
Percent (warmer) colder than avg.	3.2	1.7	8.3	(13.1)	5.0
Peak day deliveries (Mcf )	58,327	53,922	52,753	52,467	53,523
Number of rental appliances in service	0	0	0	6,179	6,213
Miles of mains	404.7	404.3	403.9	402.3	398.4
Investment in gas plant (at cost)	$26,826,478	$25,749,195	$24,953,757	$23,980,978	$22,940,150
Stockholders' equity per share	9.93	9.54	7.17	9.06	10.63
(1) Thirty year average degree days: 6,890

Common Stock Data-Market Price (OTC)

Quarter Ended High Low

December 31, 2003	13.25	12.00
March 31, 2004	13.00	10.10
June 30, 2004	20.00	13.30
September 30, 2004	17.40	9.50
December 31, 2004	14.00	9.50
March 31, 2005	13.00	10.60
June 30, 2005	16.00	10.80
September 30, 2005	16.00	14.45

NOTE: A stock dividend in the amount of 5% was paid during the 1st quarter of fiscal 2003 and 2004.

Corning Natural Gas Corporation

330 W. William Street P.O. Box 58 Corning, New York 14830

NOTICE OF ANNUAL MEETING OF STOCKHOLDERS To be held on Tuesday, February 7, 2006

Corning, New York January 3, 2006

To the Common Stockholders of Corning Natural Gas Corporation

Notice is hereby given that the Annual Meeting of Stockholders of Corning Natural Gas Corporation (the Company) will be held at the office of the Company, 330 W. William Street, in the City of Corning, New York on Tuesday, February 7, 2006 at 10:30 A.M., local time, for the following purposes:

(1)	To fix the number of Directors at five and to elect a Board of Directors for the ensuing year.
(2)	To transact such other business as may properly come before the meeting.

The stock transfer books will not be closed, but only common stockholders of record at the close of business on December 27, 2005 will be entitled to vote at the meeting or any adjournment thereof.

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

By Order of the Board of Directors

GARY K. EARLEY, Secretary & Treasurer

CORNING NATURAL GAS CORPORATION PROXY STATEMENT

January 3, 2006

By Whom Proxy Solicited and Solicitation Expenses. The accompanying proxy is solicited by the Board of Directors of Corning Natural Gas Corporation (the "Company") for use at the Annual Meeting of Stockholders to be held on Tuesday, February 7, 2006. Proxies in substantially the accompanying form, properly executed and received prior to or delivered at the meeting and not revoked, will be voted in accordance with the specification made. The expense of soliciting proxies will be borne by the Company.

The approximate date upon which this proxy statement and the accompanying proxy will first be mailed to stockholders is January 3, 2006.

Right to Revoke Proxy. Any stockholder giving the proxy enclosed with this statement has the power to revoke it at any time prior to the exercise thereof. Such revocation may be by writing (which may include a later dated proxy) received by the Office of the Secretary, Corning Natural Gas Corporation, 330 W. William Street, P.O. Box 58, Corning, New York, 14830, no later than February 6, 2006 if by mail, or prior to the exercise thereof if delivered by hand. Such revocation may also be effected orally at the meeting prior to the exercise of the proxy.

Proposals of Stockholders. Stockholders' proposals intended to be presented at the 2007 Annual Meeting of Stockholders must be received by the Office of the Secretary, Corning Natural Gas Corporation, 330 W. William Street, P.O. Box 58, Corning, New York 14830, by September 8, 2006. As to any proposal that a stockholder intends to present to stockholders without being included in the Company's proxy statement for the Company's 2007 Annual Meeting of Stockholders, the proxies named in management's proxy for the meeting will be entitled to exercise their discretionary authority on that proposal unless the Company receives notice of the matter to be proposed not later than November 24, 2006. Even if proper notice is received on or prior to November 24, 2006, the proxies named in management's proxy for that meeting may nevertheless exercise their discretionary authority with respect to such matter by advising stockholders of such proposals and how they intend to exercise their discretion to vote on such matter, unless the stockholder making the proposal solicits proxies with respect to the proposal as set forth in Rule 14a-4(c)(2) of the Securities Exchange Act of 1934.

Voting Securities Outstanding. There were 506,918 shares of common stock outstanding and entitled to vote on December 27, 2005 (the "Record Date"). Each share of common stock is entitled to one vote. Only stockholders of record on the Record Date are entitled to notice of and to vote at the meeting or any adjournment thereof.

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

Shares of Stock
Beneficially Owned

Beneficial Owners	Directly or	Percent
as of December 1, 2005	Indirectly	of Class

J. Edward Barry	50,712(1)	10.00%
330 W. William Street
Corning, New York 14830-2152

Thomas K. Barry (Director and	16,243	3.20%
Chief Executive Officer)
330 W. William Street
Corning, New York 14830-2152
Thomas H. Bilodeau (Director)	4,175(2)	*

336 Golfview Road, Apt. 207
North Palm Beach, Florida 33408-3521
Bradford J. Faxon (Director)	29,995(3)	5.90%

225 Hix Bridge Road
Westport, Massachusetts 02790-1312
Liselotte R. Lull and	49,642(4)	9.80%

Robert E. Lull
231 Watauga Avenue
Corning, New York 14830-3233
Kenneth J. Robinson (Director and	5,120(5)	1.00%

Executive Vice President)
330 W. William Street
Corning, New York 14830-2152

All directors and officers	59,132(6)	11.70%
of the Company, eight persons
as a group
* Less than one percent

  (1) Includes 27,634 shares held in trust, with respect to which J. Edward Barry has shared voting and investment power, and 23,078 shares beneficially owned and held in trust on behalf of Virginia S. Barry, with respect to which J. Edward Barry also has shared voting and investment power.
  (2) All shares are held in trusts and Mr. Bilodeau is a beneficiary or contingent beneficiary of such trusts.
  (3) Includes indirect beneficial ownership of 5,987 shares owned by children of Bradford J. Faxon, and as to which Bradford J. Faxon has shared voting and investment power.
  (4) Includes 25,773 shares owned by Liselotte R. Lull and 23,869 shares owned by Robert E. Lull.
  (5) Includes 5,086 shares owned jointly with Sherry Robinson.
  (6) Aggregate record or imputed beneficial ownership, with sole or shared voting or investment power.

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

Thomas K. Barry, 60, Chairman of the Board of Directors since 1993, President of the Company since 1983, Chief Executive Officer since 1984. A Director since 1983 and Chairman of the Executive Committee. Son of J. Edward Barry, Consultant to the Company.

Thomas H. Bilodeau, 63, Vice President - Finance, Medical & Environmental Coolers, Inc. since 1990. A Director since 1984, Chairman of the Audit Committee and a member of the Compensation Committee.

Bradford J. Faxon, 67, Retired; former President of Fall River Gas Company 1986-2001. A Director since 1984, Chairman of the Compensation Committee and a member of the Executive and Audit Committees.

Robert J. Pollock, 72, Has provided real estate sales services for R. P. Valois Real Estate, Inc. since 2002. Vice President NE Sales at First Marketing Company 1978 - 1996 and Consultant

- Sales & Marketing 1996 - 2002. Was formerly the Clerk of Fall River Gas Company (1986-2000) and a Director of the Fall River Gas Appliance Company (1986-2000). On November 28, 2005, following the death of former Director Donald Patnode on September 9, 2005, the Board of Directors voted to have Mr. Pollock serve as a member of the Board of Directors and member of the Company's Audit and Compensation Committees effective January 1, 2006.

Kenneth J. Robinson, 61, Executive Vice President since 1992. Joined the Company in 1978 as an accountant and most recently served as Financial Vice President and Treasurer for 4 years. A Director since 2000 and a member of the Executive Committee.

Board of Directors and Committees. The Board of Directors has a standing Audit Committee, of which Messrs. B.J. Faxon, T.H. Bilodeau and R.J. Pollock are the members. Messr.

D.R. Patnode served on (and was Chairman of) the Audit Committee until his death on September 9, 2005. Messr. R.J. Pollock was appointed to the Audit Committee effective January 1, 2006. Messr. T.H. Bilodeau was appointed as the Chairman of the Audit Committee on September 29, 2005. The function of the Audit Committee is to recommend the selection of independent auditors, review the plan and results of the independent audit and approve each professional service provided by the independent auditors. The Audit Committee had four meetings in fiscal 2005. The Audit Committee operates under a charter, which is attached to this Proxy statement as Appendix A. The members of the Audit Committee meet the independence standards of Sections 303.01(B) (2) (a) and (3) of the New York Stock Exchange's listing standards. The Board of Directors has not identified any member of the Audit Committee as a financial expert as defined in Item 401(e) of Regulation S-B as it has not been determined that any member of the Committee fully meets the technical qualifications for designation as a financial expert as defined in Item 401(e) of Regulation S-B. The Board of Directors has determined that designation of a financial expert on the Audit Committee is unnecessary as each member of the Audit Committee has considerable experience with the review of public company financial statements, management of public companies and familiarity with the audit process, which qualifications give the Company the necessary confidence in their ability to fulfill their obligations as members of the Audit Committee.

Audit Committee Report1

To the Board of Directors of Corning Natural Gas Corporation:

The Audit Committee of Corning Natural Gas Corporation ("Corning") has reviewed and discussed Corning's audited financial statements for the year ended September 30, 2005 with the information contained in the Audit Committee Report shall not be deemed to be "soliciting material" or deemed "filed" with the Commission as provided in Regulation S-B 228.206 (c).

Rotenberg & Co. LLP, Corning's independent auditing firm. In addition, we have discussed with Rotenberg & Co. LLP the matters required to be discussed by Statement of Auditing Standards No. 61 as amended by Statement of Auditing Standards No. 89 and 90.

The Committee also has received the written disclosures and the letter from Rotenberg & Co. LLP required by Independence Standards Board Standard No. 1, and we have discussed with Rotenberg & Co. LLP such firm's independence. We have also discussed with Corning's management and the auditing firm such other matters and received such assurances from them as we deemed appropriate.

As a result of our review and discussions, we have recommended to the Board of Directors the inclusion of Corning's audited financial statements in the annual report for the year ended September 30, 2005, on Form 10-KSB.

The Audit Committee of Corning Natural Gas Corporation Thomas H. Bilodeau, Chairman Bradford J. Faxon Robert J. Pollock

The Board of Directors also has a standing Compensation Committee, of which Messrs. B.J. Faxon, T.H. Bilodeau and R.J. Pollock are the members. Messr. D.R. Patnode served on the Compensation Committee until his death on September 9, 2005. Messr. R.J. Pollock was appointed to the Compensation Committee effective January 1, 2006. This committee met once during 2005. This committee reviews officer performance and duties and decides upon appropriate remuneration.

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

The Board of Directors met five times in 2005. Each Director attended more than 75% of the aggregate number of meetings of the Board and committees on which he served during the year.

At the most recent annual meeting of stockholders of the Company, held on February 8, 2005, out of a total of 506,918 shares entitled to vote at the meeting, 278,242 shares (55% of the total) were actually voted at the meeting with respect to the election of Directors. Nominees proposed for election by the Board of Directors were elected by requisite vote at such meeting. Each nominee received an affirmative vote of over 97% of the votes cast. All members of the Board of Directors are expected to attend the annual meeting of stockholders. Last year all members of the Board of Directors attended the annual meeting.

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

Cash Compensation of Executive Officers. The following table sets forth the compensation paid or accrued by the Company and its subsidiary during the fiscal years ended September 30, 2003, September 30, 2004 and September 30, 2005 to the Company's Chief Executive Officer and to each Executive Officer whose aggregate cash compensation exceeded $100,000. Although only principal capacities are listed, the compensation figures include all compensation received in any capacity, including directorships, for services rendered during the fiscal years indicated.

SUMMARY COMPENSATION TABLE Annual Compensation(1)
Name and Principal Position				Other Annual
	Year	Salary (2)	Bonus	Compensation (3)
Thomas K. Barry	2005	$219,178	$10,907	$17,000
President and Chief Executive Officer	2004	$211,766	$3,821	$15,500
	2003	$199,617	$3,811	$15,500
Kenneth J. Robinson	2005	$160,374	---	$16,500
Exec. Vice President	2004	$154,951	$10,288	$15,000
	2003	$146,487	$9,379	$15,000

  (1) The Company did not pay any long-term compensation to its Chief Executive Officer or to its other executive officers during the fiscal years ended September 30, 2005, 2004, and 2003.
  (2) The amounts in this column include the aggregate of cash contributions received and matching contributions made by the Company on behalf of the named executive officers to the Company's 401(k) Savings Plan (the "Savings Plan").
  (3) Consists of director's fees paid to Messrs. Barry and Robinson by the Company and its subsidiary.

A description of the executive officers, other than Mr. Thomas K. Barry and Mr. Kenneth J. Robinson, for whom a description is provided above, is set forth below.

Stanley G. Sleve (age 55) is Vice President - Business Development. Mr. Sleve began employment with the Company in January, 1998 primarily to secure and develop new business.

Mr. Sleve has had twenty-five years of project, client and construction management experience with engineering and architectural service firms.

Joel D. Moore (age 48) is Vice President - Operations. Mr. Moore, a licensed professional engineer, provided gas engineering consulting services for the Company for approximately a year through Integrity Engineering PLLC. He closed this business to join the Company on a full time basis as of September 1, 2005. Mr. Moore was employed by New York State Electric & Gas Corporation as a gas pipeline engineer and field planner from 1986 through 1999 at which time he started Integrity Engineering PLLC.

Firouzeh Sarhangi (age 47) is Vice President - Finance. Mrs. Sarhangi was the original owner/operator of the Tax Center International (TCI) which the Company purchased as a subsidiary in 1998. Mrs. Sarhangi was employed as the General Manager and eventually President of TCI until February 2004 when she was appointed Vice President - Finance of Corning Natural Gas Corporation. Mrs. Sarhangi has had twenty-four years of public accounting experience and recently served on the Advisory Board of the Commissioner of the U.S. Treasury.

Gary K. Earley (age 51) is Secretary and Treasurer. Mr. Earley has been a practicing accountant since 1976. He joined the Company in 1987 as an accountant in the rates and regulations department and has served as Treasurer for the past 13 years, and has served as Secretary since January 1, 2003.

Compensation Pursuant to Plans. The Company has entered into separate supplemental benefits agreements with Thomas K. Barry and Kenneth J. Robinson (collectively, the "Supplemental Benefits Agreements"), which provide that the officer covered thereby and retiring after the age of 62 is entitled to receive monthly payments equal to 35% of such officer's monthly salary at retirement for either life or 180 months, whichever is longer. Such amount payable shall increase by 4% annually on the anniversary date of such officer's retirement. Retirement benefits otherwise available upon retirement at age 62 under the Supplemental Benefits Agreements are reduced cumulatively by 4% for each year prior to age 62 in which the covered officer retires; provided, however, that an officer covered under a Supplemental Benefits Agreement receives no retirement benefits thereunder in the event that such officer retires before age 55. Furthermore, the Supplemental Benefits Agreements provide that in the event that an officer covered by a Supplemental Benefits Agreement dies prior to retirement, such officer's designated beneficiary is entitled to receive monthly payments equal to 50% of such officer's monthly salary at death for 180 months.

Eligibility to enter into a Supplemental Benefits Agreement, or equivalent thereof, is based upon employee performance, service and value to the Company; such eligibility is determined on an individual basis by the Board of Directors. Currently, Thomas K. Barry and Kenneth J. Robinson are the only employees of the Company covered by a Supplemental Benefits Agreement, and no payments have been made to date under such agreements. The Supplemental Benefits Agreements are in addition to the amounts shown in the Summary Compensation Table and are not subject to limitation. As of September 30, 2005 the estimated annual benefits payable under a Supplemental Benefits Agreement upon retirement at the normal retirement age for Mr. K.J. Robinson are $56,238 and for Mr. T.K. Barry are $76,860.

The Company also maintains the Corning Natural Gas Corporation Employees Savings Plan (the "Savings Plan"). All non-union employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For non-union employees the Company will match one-half of the participant's contributions up to a total of 3% of the participant's wages. Company matching contributions vest in the participants at a rate of 20% per year and become fully vested after five years. All participants may select one of ten investment plans, or a combination thereof, for their account. Distribution of amounts accumulated under the Savings Plan occurs upon the termination of employment or death of the participant. The Savings Plan also contains loan and hardship withdrawal provisions. During the fiscal year ended September 30, 2005, no amounts were distributed to executive officers under the Savings Plan. The amounts accrued under the Savings Plan by Messrs. T.K. Barry and K.J. Robinson in fiscal 2005 are included in the compensation figures in the table on Page 6.

Compensation of Directors. The current annual Director's compensation is $7,000. In addition, Directors are paid $500 for each Board meeting attended. Additionally, the chairman of the Board's Executive, Audit and Compensation committees receive an annual fee of $1,500 for such services. Committee members other than the chairman are paid $1,000 annually to serve on the Executive and Compensation committees while Audit committee members are paid $1,500 annually. There is a limitation that no committee chairman or member may receive more than $2,000 annually for such service regardless of the number of committees on which he serves.

As allowed by New York law, the Company currently has in effect an insurance policy, with an effective date of June 1, 2005, with National Union Fire Insurance Company for the indemnification of officers and directors at an annual premium cost of $60,000.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements. The Company has entered into an employment contract with each of Mr. T.K. Barry and Mr. K.J. Robinson. Under the terms of such employment contracts, each officer is compensated for his duties as an officer and director with such salary as is determined from time to time by the Board of Directors. The term of each officer's employment contract is for a rolling three year period, unless earlier terminated by an act of either the Company or such officer. Each officer's employment contract further provides that upon any change in control of the Company leading to the termination of such officer's employment with the Company, the Company shall pay such officer three times his then-present annual salary and reimbursement of payments for excise tax, if any, required under Section 4999 of the Internal Revenue Code. The Employment Contracts also provide for payment to such officer, upon his retirement, of amounts that, when combined with payments under the pension plan, would provide such officer a total pension benefit, as specified in the Company's pension plan, as if the limitations on pension plan payments under Internal Revenue Code Sections 415(b) and (e) did not apply. Payment of such amounts and downward adjustments of such amounts are made under the same terms as specified in the pension plan. Such contracts also require the Company's continued provision of health care benefits to such officer after retirement, except when the officer is terminated for cause. Additionally, the Company has entered into a contract with each of Mr. T.K. Barry and Mr. K.J. Robinson whereby the Company has agreed to transfer ownership of a paid-up insurance policy on the life of such officer upon a change of control of the Company.

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

The Company has made changes in its procedures to address the two reportable conditions set forth above and has discussed the issues and the Company's response with the Audit Committee and the Company's new independent auditors, Rotenberg & Co. LLP. The Company directed Deloitte& Touche LLP to cooperate fully and provide all necessary information in connection with the transition to the Company's new independent auditors, Rotenberg & Co. LLP, including with respect to the reportable conditions discussed above. After discussions regarding these reportable conditions and the Company's changes in procedures with respect to such matters, Rotenberg & Co. LLP has advised the Company that they believe the reportable conditions have been sufficiently addressed by the actions taken by the Company.

The Company has engaged Rotenberg & Co. LLP, Certified Public Accountants of Rochester, New York, as its principal accountants as of March 3, 2004. The decision to engage Rotenberg & Co. LLP was approved by the Audit Committee of the Board of Directors.

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

The following table sets forth invoiced and estimated fees incurred by the Company from its principal accountant for the years ended September 30, 2004 and 2005. The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining Rotenberg & Co. LLP's independence.

	2004	2005
Audit Fees	$127,000	$100,881
Audit-Related Fees
Tax Fees	$25,000	$15,500
All other Fees

Total	$152,000	$116,381

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

PLEASE DATE, SIGN AND RETURN THE ENCLOSED PROXY.

By Order of the Board of Directors,
GARY K. EARLEY
Secretary & Treasurer

Annual Report

A copy of the Company's 2005 Annual Report to Shareholders accompanies this Proxy Statement, but does not constitute part of the proxy solicitation materials.

Persons whose proxies are solicited by the Board of Directors of the Company may obtain, without charge, a copy of the Company's Annual Report on Form 10-KSB, including the financial statements and schedules thereto, required to be filed with the Securities and Exchange Commission for the Company's most recent fiscal year. The report will be furnished upon request made in writing to:

Thomas K. Barry Chairman of the Board of Directors Corning Natural Gas Corporation 330 W. William Street

P.O. Box 58 Corning, New York 14830

AUDIT COMMITTEE CHARTER

This Audit Committee Charter (Charter) has been adopted by the Board of Directors (the Board) of Corning Natural Gas Corporation (the Company). The Audit Committee of the Board (the Committee) shall review and reassess this charter annually and recommend any proposed changes to the Board for approval.

Role and Independence: Organization

The Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, internal control and financial reporting practices of the Company. It may also have such other duties as may from time to time be assigned to it by the Board. The membership of the Committee shall consist of at least three directors, who are each free of any relationship that, in the opinion of the Board, may interfere with such member's individual exercise of independent judgment. Each Committee member shall also meet the independence and financial literacy requirements for serving on audit committees, and at least one member shall have accounting or related financial management expertise, all as set forth in the applicable rules of the Nasdaq. The Committee shall maintain free and open communication with the independent auditors, the internal auditors and Company management. In discharging its oversight role, the Committee is empowered to investigate any matter relating to the Company's accounting, auditing, internal control or financial reporting practices brought to its attention, with full access to all Company books, records, facilities and personnel. The Committee may retain outside counsel, auditors or other advisors.

One member of the Committee shall be appointed as chair. The chair shall be responsible for leadership of the Committee, including scheduling and presiding over meetings, preparing agendas, and making regular reports to the Board. The chair will also maintain regular liaison with the CEO, CFO, the lead independent audit partner and the director of internal audit.

The Committee shall meet at least four times a year, or more frequently as the Committee considers necessary. At least once each year the Committee shall have separate private meetings with the independent auditors, management and the internal auditors.

Responsibilities

Although the Committee may wish to consider other duties from time to time, the general recurring activities of the Committee in carrying out its oversight role are described below. The Committee shall be responsible for:

  Recommending to the Board the independent auditors to be retained (or nominated for shareholder approval) to audit the financial statements of the Company. Such auditors are ultimately accountable to the board and the Committee, as representatives of the shareholders.
  Evaluating, together with the Board and management, the performance of the independent auditors and, where appropriate, replacing such auditors.
  Obtaining annually from the independent auditors a formal written statement describing all relationships between the auditors and the Company, consistent with Independence Standards Board Standard Number 1. The Committee shall actively engage in dialogue with the independent auditors with respect to any relationships that may impact the objectivity and independence of the auditors and shall take, or recommend that the Board take appropriate actions to oversee and satisfy itself as to the auditors' independence.
  Reviewing the audited financial statements and discussing them with management and the independent auditors. These discussions shall include the matters required to be discussed under Statement of Auditing Standards No. 61 and consideration of the quality of the Company's accounting principles as applied in its financial reporting, including a review of particularly sensitive accounting estimates, reserves and accruals, judgmental areas, audit adjustments (whether or not recorded), and other such inquiries as the Committee or the independent auditors shall deem appropriate. Based on such review, the Committee shall make its recommendation to the Board as to the inclusion of the Company's audited financial statements in the Company's Annual Report on Form 10-KSB.
  Issuing annually a report to be included in the Company's proxy statement as required by the rules of the Securities and Exchange Commission.
  Overseeing the relationship with the independent auditors, including discussing with the auditors the nature and rigor of the audit process, receiving and reviewing audit reports and providing the auditors full access to the Committee (and the Board) to report on any and all appropriate matters.
  Discussing with a representative of management and the independent auditors: (1) the interim financial information contained in the Company's Quarterly Report of Form 10-QSB, and (2) the results of the review of such information by the independent auditors. (These discussions may be held with the Committee as a whole or with the Committee chair in person or by telephone.)
  Overseeing internal audit activities, including discussing with management and the internal auditors the internal audit function's organization, objectivity, responsibilities, plans, results, budget and staffing.
  Discussing with management, the internal auditors and the independent auditors the quality and adequacy of and compliance with the Company's internal controls.
  Discussing with management and/or the Company's general counsel any legal matters (including the status of pending litigation) that may have a material impact on the Company's financial statements, and any material reports or inquiries from regulatory or governmental agencies.

The Committee's job is one of oversight. Management is responsible for the preparation of the Company's financial statements and the independent auditors are responsible for auditing those financial statements. The Committee and the Board recognize that management (including the internal audit staff) and the independent auditors have more resources and time, and more detailed knowledge and information regarding the Company'' accounting, auditing, internal control and financial reporting practices than the Committee does; accordingly the Committee's oversight role does not provide any expert or special assurance as to the financial statements and other financial information provided by the Company to its shareholders and others.