Form 10-Q
period 2005-12-31
CORNING NATURAL GAS CORP
filed 2006-02-14
CIK 24751

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number 0-643

Corning Natural Gas Corporation
(Exact name of registrant as specified in its charter)

New York	16-0397420
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 W William Street, PO Box 58	14830
Corning, New York	(Zip Code)

(Address of principal executive offices)

(607) 936-3755
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES      NO    X

Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of shares of Common Stock outstanding at the end of the quarter: 506,918

There is only one class of Common Stock and no Preferred Stock outstanding.

<PAGE 1>

INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income (Unaudited) - Three Months Ended December 31, 2005 and 2004 - Page 3

Consolidated Balance Sheets - December 31, 2005 (unaudited) and September 30, 2005 (audited) - Pages 4 - 5

Consolidated Statements of Cash Flows (unaudited) - Three Months Ended December 31, 2005 and 2004 - Page 6

Notes to Consolidated Financial Statements - Pages 7 - 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 11 - 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Page 14

Item 4. Controls and Procedures - Page 14

Part II. Other Information

Item 1. Legal Proceedings - The Company has nothing to report under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - The Company has nothing to report under this item.

Item 3. Defaults Upon Senior Securities - The Company has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders - The Company has nothing to report under this item.

Item 5. Other Information - The Company has nothing to report under this item.

Item 6. Exhibits - Page 15

Signatures - Page 15

<PAGE 2>

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 Q

	Quarter Ended
	December 31, 2005	December 31, 2004

Utility Operating Revenues	$7,273,639	$5,485,152

Cost and Expense
Natural Gas Purchased	5,314,765	3,346,732
Operating & Maintenance Expense	1,487,184	1,123,836
Taxes other than Federal Income Taxes	283,978	337,924
Depreciation	112,425	128,024
Other Deductions, Net	7,625	1,599
Total Costs and Expenses	7,205,977	4,938,115

Utility Operating Income	67,662	547,037

Other Income and (Expense)
Interest Expense	(363,892)	(324,517)
Investment Income	67,254	6,211

Net (Loss) Income from Utility Operations, Before Income Tax	(228,976)	228,731

Federal Income Tax Benefit (Expense)	153,624	(81,855)

Income from Non-Utility Operations, Net of Income Tax	(6,822)	66,501

Net Income from Continued Operations	(82,174)	213,377

Loss from Discontinued Operations, Net of Income Tax	(21,317)	(22,170)

Net Income	(103,491)	191,207
Other Comprehensive Income (Loss)	(19,891)	51,082
Total Comprehensive Income (Loss)	($123,382)	$242,289

Weighted average earnings per share-
basic & diluted:
From Continued Operations	($0.162)	$0.421
From Discontinued Operations	($0.042)	($0.044)
	($0.204)	$0.377

Weighted average shares outstanding	506,918	506,918

<PAGE 3>

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

Assets	December 31, 2005	September 30, 2005

Plant:
Utility property, plant and equipment	$27,513,957	$26,826,478
Non-utility property, plant and equipment	393,105	392,241
Non-utility assets - discontinued operations	179,930	180,930
Less: accumulated depreciation	(10,744,558)	(10,567,331)
Total plant utility and non-utility net	17,342,434	16,832,318

Investments:
Marketable securities available-for-sale at fair value	2,518,205	2,440,237
Investment in joint venture and associated companies	186,009	185,719
Total investments	2,704,214	2,625,956

Current assets:
Cash and cash equivalents	913,515	255,037
Customer accounts receivable, (net of allowance for
uncollectible accounts of $80,000 and $92,000)	3,435,994	1,083,909
Gas stored underground, at average cost	1,241,168	3,734,795
Gas inventories	279,839	271,960
Prepaid expenses	533,445	658,857
Current assets - discontinued operations	275,418	309,865
Total current assets	6,679,379	6,314,423

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	4,839,215	3,090,280
Deferred pension and other	372,602	394,606
Goodwill (net of accumulated
amortization of $521,294 for both periods)	1,457,117	1,457,117
Unamortized debt issuance cost (net of accumulated
amortization of $270,097 and $269,849)	253,958	254,206
Other	418,854	420,528
Note Receivable - discontinued operations	487,713	491,852
Total deferred debits and other assets	7,829,459	6,108,589

Total assets	$34,555,486	$31,881,286

See accompanying notes to consolidated financial statements.

<PAGE 4>

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2005	September 30, 2005
Capitalization and liabilities:

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 507,000 shares at December 31, 2005
and September 30, 2005)	$2,534,590	$2,534,590
Other paid-in capital	959,512	959,512
Retained earnings	2,856,232	2,959,723
Accumulated other comprehensive loss	(1,440,056)	(1,420,165)
Total common stockholders' equity	4,910,278	5,033,660

Long-term debt, less current installments	9,175,158	9,196,060
Long-term debt, less current installments - discontinued operations	62,294	63,797
Total Long-term debt	9,237,452	9,259,857

Current liabilities:
Current portion of long-term debt	542,377	612,390
Demand Note Payable	1,741,665	1,836,666
Borrowings under lines-of-credit	5,773,170	6,600,000
Accounts payable	3,961,562	270,139
Accrued expenses	243,072	745,119
Customer deposits and accrued interest	1,227,280	952,503
Deferred income taxes	545,190	460,055
Other current liabilities - discontinued operations	120,110	317,860
Total current liabilities	14,154,426	11,794,732

Deferred credits and other liabilities:
Deferred income taxes	837,936	837,727
Deferred compensation	1,970,119	1,910,686
Deferred pension costs & post-retirement benefits	2,634,931	2,429,958
Other	471,705	265,043
Other deferred liabilities - deferred federal income
taxes discontinued operations	192,788	192,788
Other deferred credits and other liabilites - discontinued operations	145,851	156,835
Total deferred credits and other liabilities	6,253,330	5,793,037

Concentrations and commitments

Total capitalization and liabilities	$34,555,486	$31,881,286

See accompanying notes to consolidated financial statements.

<PAGE 5>

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Quarter Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	($103,491)	$191,207
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	177,227	155,839
Unamortized debt issuance cost	248	5,390
(Gain) Loss on sales of marketable securities	(63,055)	626
Deferred income taxes	(35,094)	(82,978)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,352,085)	(1,534,581)
Gas stored underground	2,493,627	1,083,627
Gas inventories	(7,879)	11,273
Prepaid expenses	125,412	186,390
Unrecovered gas costs	(1,748,935)	(1,115,426)
Deferred pension and other	22,004	27,129
Other	40,260	38,313
Increase (decrease) in:
Accounts payable	3,691,423	653,379
Accrued expenses	(502,047)	25,796
Customer deposit liability	274,777	332,213
Deferred income taxes	85,344	(310,658)
Deferred compensation	59,433	58,050
Deferred pension & post-retirement benefits	204,973	183,109
Other liabilities and deferred credits	(2,072)	203,162
Net cash provided by operating activities	2,360,070	111,860

Cash flows from investing activities:
Purchase of securities available-for-sale	(89,942)	(132,022)
Sale of securities available-for-sale	89,942	50,078
Capital expenditures	(687,343)	(218,203)
Net cash used in investing activities	(687,343)	(300,147)

Cash flows from financing activities:
Proceeds under lines-of-credit	4,598,170	2,650,022
Repayment of lines-of-credit	(5,425,000)	(2,400,000)
Proceeds under long-term debt	0	0
Repayment of long-term debt	(187,419)	(14,714)
Net cash (used in) provided by financing activities	(1,014,249)	235,308
Net increase in cash	658,478	47,021

Cash and cash equivalents at beginning of period	255,037	253,863

Cash and cash equivalents at end of period	$913,515	$300,884

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$341,383	$315,985

Income taxes	$3,000	$209,089

<PAGE 6>

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

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. These unaudited interim financial statements have not been audited or certified by a firm of certified public accountants.

It is the Company's policy to reclassify amounts in the prior year financial statements to conform with the current year presentation.

Note B - New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions in the beginning of fiscal 2006. The adoption of SFAS 151 did not have a material impact on the consolidated financial statements.

Note C - Pension and Other Post-retirement Benefit Plans

The Company uses September 30, 2005 as the measurement for its plans.

Components of Net Periodic Benefit Cost:

	Three months ended December 31, 2005
	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Service cost	$100,885	$90,248	$7,806	$8,434
Interest cost	167,911	187,628	14,317	17,519
Expected return on plan assets	(186,271)	(175,545)	0	0
Amortization of prior service cost	10,093	17,885	12,186	12,186
Amortization of net (gain) loss	110,399	81,578	(5,675)	(5,473)
Net periodic benefit cost	$203,017	$201,794	$28,634	$32,666

Pension Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

Plan Assets
At December 31

Asset Category	2005	2004
Equity Securities	54%	46%
Debt Securities	43%	44%
Other	3%	10%
	100%	100%

<PAGE 7>

There is no Company common stock included in the plan assets.

Amounts recognized in the Statement of Financial Position consist of:
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Prepaid Benefit Cost
Accrued Benefit Cost	$(2,620,841)	$(1,796,982)	$(1,100,466)	$(1,035,520)
Intangible Assets	167,751	266,828
Accumulated Other
Comprehensive Income	1,839,173	1,202,787
Net Amount Recognized	$(613,917)	$(327,367)	$(1,100,466)	$(1,035,520)

The accumulated benefit obligation for all defined benefit pension plans is $12,741,295 at September 30, 2006 and $11,199,055 at September 30, 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	September 30
	2006	2005

Projected Benefit Obligation	$13,710,180	$12,858,704
Accumulated Benefit Obligation	12,741,295	11,199,055
Fair Value of Plan Assets	10,120,454	9,402,073

The plan objective is to provide real (inflation adjusted) growth in assets vs. benchmark over a complete market cycle. The plan's objective assumes asset growth will meet or exceed 8% of (risk adjusted) growth over a complete market cycle.

<PAGE 8>

Investment guidelines are based upon an investment horizon of greater than five years. There is a requirement to maintain sufficient liquid reserves to provide for payment of retirement benefits.

The asset allocation guidelines for the plan are as follows:

	Minimum	Maximum
Domestic Common Stock
Large/Mid Cap	15%	50%
Small Cap	5%	15%
Reits	0%	20%
International Common Stock	10%	20%
Total Equities	30%	75%
Total Fixed Income	20%	60%
Cash	0%	10%

These asset allocation guidelines reflect the plan's desire for investment return. They also reflect the full discretion of the Investment Manager to shift the asset mix within the specified ranges.

The desired investment objective is a long-term rate of return on assets that is approximately 8%. The target rate of return for the plan has been based upon the assumption that future real returns will approximate the long-term rates of return experienced for each asset class of the Investment Policy Statement over a complete business cycle. The plan's overall annualized total return after deducting advisory, money management and custodial fees, as well as total transaction costs should perform above an index comprised of market indices weighted by the strategic asset allocation of the plan.

In order to accomplish the investment goals, the Investment Committee believes that the investments of the plan must be diversified to provide the Investment Manager with the flexibility to invest in various types of assets. The Investment Committee recognizes that a moderate amount of risk must be assumed to achieve the Plan's long-term objectives. The Investment Committee believes that the Company's prospects for the future, current financial conditions, and several other factors suggest collectively that the plan can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives.

Contributions

The Company expects to contribute $452,181 to its Pension Plan in 2006. The Post Retirement Benefit Plan is not funded.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
	Pension	Other
	Benefits	Benefits
2006	$598,619	$59,144
2007	705,382	65,155
2008	685,733	65,014
2009	666,467	66,640
2010	662,684	69,606
Years 2011 - 2015	3,430,564	390,471

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:
Effect on total of service and interest cost	1 - Percentage-	1 - Percentage-
Effect on postretirement benefit obligation	Point Increase	Point Increase

	$3,694	($3,177)
	$47,845	($41,421)

 <PAGE 9>

Note D - Segment Overview

The following table reflects year-to-date results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.
	Utility	Non-Utility Operations			Discontinued Operations
	Gas Company	Corning Realty	Corning Mortgage	Subtotal	(2) Appliance	(3) Tax Center	(4) Foodmart Plaza	Subtotal	Total Consolidated
Revenue:(1)
2005	$ 7,273,639	$ 882,861	$ 290	$ 883,151	$ 24,168	$ -	$ -	$ 24,168	$8,180,958
2004	5,485,152	1,061,090	(744)	1,060,346	15,572	20,185	0	35,757	6,581,255
Net income (loss):(1)
2005	(75,352)	6,868	(13,690)	(6,822)	(21,317)	0	0	(21,317)	(103,491)
2004	146,876	71,518	(5,017)	66,501	6,138	(28,308)	0	(22,170)	191,207
Interest income:(1)
2005	67,254	0	0	0	24,928	0	0	24,928	92,182
2004	6,211	0	0	0	40,145	2,971	0	43,116	49,327
Interest expense:(1)
2005	363,892	16,038	2,475	18,513	1,787	0	0	1,787	384,192
2004	324,517	15,372	1,906	17,278	3,311	0	0	3,311	345,106
Total assets:
2005	31,686,080	1,711,573	178,805	1,890,378	979,028	0	0	979,028	34,555,486
2004	27,601,186	1,635,750	195,273	1,831,023	974,487	131,689	0	1,106,176	30,538,385
Capital expenditures:
2005	686,615	864	0	864	0	0	0	0	687,479
2004	218,203	0	0	0	0	0	0	0	218,203
Federal income tax expense (benefit):
2005	(153,624)	7,402	(7,052)	350	(10,982)	0	0	(10,982)	(164,256)
2004	81,855	40,414	(2,585)	37,829	3,162	(14,583)	0	(11,421)	108,263

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

There were no sales of unregistered securities (debt or equity) during the quarter ended December 31, 2005.

<PAGE 10>

CORNING NATURAL GAS CORPORATION

FORM 10-Q for the quarter ended December 31, 2005

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company's primary business is natural gas distribution. We serve approximately 14,000 customers through 400 miles of pipeline. Our service territory is very saturated with very little residential growth. Growth opportunities exist in the industrial market, as well as in local production. Focus is given to controlling costs and making timely rate applications to the Public Service Commission. Key performance indicators are net income and rate of return. Other indicators that are tracked include degree days (a measure of weather), working capital changes and debt level trends.

Earnings

2005 compared with 2004

A consolidated loss amounted to $103,500 or $.204 per share in 2005 compared to earnings of $191,200 or $.377 per share in 2004. The decrease is the result of a significant decrease in local production revenues and a $64,600 reduction in Corning Realty earnings due to changing real estate market and competitive products, as shown in the table below.

Earnings (Loss) by Segment
for the quarter ended December 31:	2005	2004
Utility	$ (75,352)	$ 146,876
Corning Realty	6,868	71,518
Corning Mortgage	(13,690)	(5,017)
Total from Continuing Operations	(82,174)	213,377
Earnings from Discontinued Operations	(21,317)	(22,170)
Total Consolidated	$ (103,491)	$ 191,207

Revenue
Utility Operating Revenue	2005	2004
Retail Revenue:
Residential	$ 4,023,407	$ 2,817,195
Commercial	893,004	556,248
Industrial	88,330	35,680
	5,004,741	3,409,123
Transportation	698,290	738,927
Wholesale	1,362,568	986,206
Local Production	103,910	217,491
Other	104,130	133,405
	$ 7,273,639	$ 5,485,152

<PAGE 11>

2005 compared with 2004

Utility operating revenue increased $1,788,500 or 33 percent due primarily to an increase from higher gas costs. Gas costs are charged to customers through the Company's Gas Adjustment Clause.

Non-Utility Revenue

2005 compared to 2004

Non-utility revenue by operating segment can be found in note D to the financial statements. Non-utility revenue in 2005 decreased $177,195 or 17 percent due to the Corning Realty segment because of the competitiveness of that segment.

Operating Expenses

Utility

2005 compared with 2004

Purchase gas expense increased $1,968,000 or 59 percent in 2005. The Company's average cost of gas, including reconciliation amounts increased to $9.67 per mcf in 2005 from $6.83 per mcf the previous year. Other operating and maintenance expense increased 22 percent due to cost containment measures implemented. Depreciation expense decreased $16,000 or 12 percent due to assets reaching their full depreciable value.

Non-Utility

2005 compared with 2004

Corning Realty commission and fees expense increased $8,100 or 9 percent as a result of an increase in referrals paid out. Realty occupancy and advertising expenses increased $49,000 due to an increase in utility and advertising costs.

Other Income and Expense

Investment income increased $61,000 in 2005 versus 2004. The change is due to realized gains and losses on a trust fund established to fund post-retirement compensations to certain officers. Interest expense increased $39,000 in 2005 and $30,000 in 2004 due to rising interest rates.

Operating Segments

Note D to the financial statements, which also contains the results by segment for the quarters ended December 31, 2005 and 2004.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization and deferred income taxes. In the utility segment, over or under recovered gas costs significantly impacts cash flow. In addition, there are significant year to year changes in regulatory assets that impact cash flow. Cash flows from investing activities consist primarily of capital expenditures. Capital expenditures have historically exceeded $1 million annually and the same is expected in the coming year. Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines of credit. For consolidated operations, the Company had $6,600,000 for the quarter ended December 31, 2005 available through lines of credit at local banks. The amount outstanding under these lines at December 31, 2005 is $5,773,000. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account, membership interest in Corning Realty Associates, LLC and proceeds from the note agreement. In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line of credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. The Company relies heavily on its credit lines and a large portion is utilized throughout the entire year. Due to the Company's relatively small size it had been required to provide prepayment for all or most of its supply requirements from those Marketers offering competitive pricing, effectively advancing the time of payment be nearly two months. That action, coupled with the continuing high prices of natural gas, especially following Hurricanes Katrina and Rita, meant that the Company's cash flow would be severely strained and would likely become negative early in the 2005-2006 winter, returning to positive levels only after the winter. As a consequence, the Company sought ways of obtaining sufficient cash or credit to meet its natural gas purchase obligations. In September 2005, the Company negotiated an agreement with Sprague Energy, Inc. ("Sprague") whereby Sprague would purchase the Company's natural gas already in storage and complete filling storage to the operationally necessary level. Pursuant to that agreement, Sprague made payments to the Company totaling $5.195 million, which the Company is using for current cash needs. As natural gas is withdrawn from storage, Corning will pay Sprague and index-based price. The cash for storage gas was to be provided under the Company's two lines of credit totaling approximately $6.6 million, from Community National Bank, N.A. ("Community Bank"). The Company had also sought to enter into an arrangement with one or more other natural gas local distribution companies ("LDCs") whereby such LDC would supply natural gas to the Company during the winter months when sufficient cash to cover all supplies was not available and receive payment at the end of the winter when the Company had sufficient cash flow. Such an arrangement was completed on December 6, 2005. Through such agreements, the Company has entered supply and financing contracts that allow the Company to obtain supplies of natural gas that are anticipated to be sufficient for serving its customers for the remainder of the 2005-2006 winter heating season.

<PAGE 12>

Regulatory Matters

On October 31, 2005, the Company filed with the PSC a request to increase its rates for natural gas service by approximately $3.46 million or 16.2 percent. Ordinarily, major rate increases are not permitted by the PSC to take effect for approximately 11 months after filing, which, in this case, would be on or about October 1, 2006. In an effort to realize the benefits of the proposed increase as soon as possible, however, the Company moved for the establishment of the increased rates on an emergency temporary basis to take effect by May 2006.

On March 12, 2004, the Company filed with the PSC a petition to amend the Joint Proposal approved in its last rate case. Among the matters highlighted in the Petition as requiring review and modification were:

(a) The allocation of costs between utility and non-utility business functions to reflect the sale of the Company's Appliance business; (b) restrictions on the Company's ability to record as current income the $174,124 annual additional revenues for improving its equity ratio; (c) the treatment of the costs of Pensions and Other Post-Retirement Benefits (OPEBs) for prior periods; and (d) the computation of costs pertaining to natural gas stored underground. On July 23, 2004, the Company reached a settlement (Joint Proposal) with the staff of the Public Service Commission. The Joint Proposal represents a negotiated resolution of the issues, and is subject to final approval by the Public Service Commission. The Joint Proposal provides for the release of the $174,124 from rate year 2004 to income. The Joint Proposal also provides for the filing of a deferral petition for the allocation costs resulting from the sale of the Appliance business. Hence, these costs have been deferred on the balance sheet, and subject to future PSC review for recovery through utility rates. The Joint Proposal was approved by the PSC on September 1, 2004.

Critical Accounting Policies

The Company's most significant accounting policies are described below. It is increasingly important to understand that the application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company.

Accounting for Utility Revenue and Cost of Gas Recognition. The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed, as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company's tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, the Company periodically adjusts its rates to reflect increases and decreases in the cost of gas. Annually, the Company reconciles the difference between the total gas costs collected from customers and the cost of gas. The Company defers any excess or deficiency and subsequently either recovers it from, or refunds it to, customers over the following twelve-month period. To the extent estimates are inaccurate, a regulatory asset on the balance sheet is increased or decreased.

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

Pension and Post-Retirement Benefits. The amounts reported in the Company's financial statements related to its pension and other post-retirement benefits are determined on an actuarial basis, which uses many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements experienced by the Company. However, the Company expects to recover substantially all of its net periodic pension and other post-retirement benefit costs attributed to employees in its Utility segment in accordance with the applicable regulatory commission authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

<PAGE 13>

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At December 31, 2005, these instruments consisted of a term loan and bank credit line borrowings outstanding of $5,773,000. The interest rate (prime less 1/2 point) on this loan and these lines was 6.75 percent at December 31, 2005.

Item 4 - Controls and Procedures

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

<PAGE 14>

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

February 14, 2006

/s/ Thomas K. Barry
Thomas K. Barry, Chairman of the Board, President and CEO

Date:

February 14, 2006
/s/ Kenneth J. Robinson
Kenneth J. Robinson, Executive Vice President

Date:

February 14, 2006
/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer

<PAGE 15>