Form 10QSB
period 2006-03-31
CORNING NATURAL GAS CORP
filed 2006-05-15
CIK 24751

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

 <PAGE 1>

INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income (unaudited) - Quarter Ended March 31, 2006 and 2005. Six Months Ended March 31, 2006. And 2005 - Page 3

Consolidated Balance Sheets - March 31, 2006 (unaudited) and September 30, 2005 (audited) - Pages 4 - 5

Consolidated Statements of Cash Flows (unaudited) - Six Months Ended March 31, 2006 and 2005 - Page 6

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

Item 6. Exhibits - Page 14

Signatures - Page 15

<PAGE 2>

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
Unaudited
Form 10 Q

	Quarter Ended		Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Utility Operating Revenues	$11,733,170	$10,387,958	$19,006,809	$15,873,110

Cost and Expense
Natural Gas Purchased	8,881,936	7,083,421	14,196,701	10,430,153
Operating & Maintenance Expense	1,312,400	1,295,912	2,799,584	2,419,748
Taxes other than Federal Income Taxes	342,920	390,984	626,899	728,908
Depreciation	132,683	127,086	245,108	255,110
Other Deductions, Net	7,676	1,338	15,300	2,937
Total Costs and Expenses	10,677,615	8,898,741	17,883,592	13,836,856

Utility Operating Income	1,055,555	1,489,217	1,123,217	2,036,254

Other Income and (Expense)
Interest Expense	(376,227)	(323,886)	(740,119)	(648,403)
Investment Income	38,501	52,513	105,755	58,724

Net Income from Utility Operations, Before Income Tax	717,829	1,217,844	488,853	1,446,575

Federal Income Tax Expense	(277,537)	(593,747)	(123,912)	(675,602)

Income from Non-Utility Operations, Net of Income Tax	(34,703)	(50,215)	(41,525)	16,286

Net Income from Continued Operations	405,589	573,882	323,416	787,259

Income (Loss) from Discontinued Operations, Net of Income Tax	(3,136)	1,926	(24,454)	(20,244)

Net Income	402,453	575,808	298,962	767,015
Other Comprehensive Income (Loss)	32,216	(49,166)	12,325	1,916
Total Comprehensive Income	$434,669	$526,642	$311,287	$768,931

Weighted average earnings per share-
basic & diluted:
From Continued Operations	$0.800	$1.132	$0.638	$1.553
From Discontinued Operations	($0.006)	$0.004	($0.048)	($0.040)
	$0.794	$1.136	$0.590	$1.513

Weighted average shares outstanding	506,918	506,918	506,918	506,918
<PAGE 3>

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)
Assets	March 31, 2006	September 30, 2005

Plant:
Utility property, plant and equipment	$27,687,688	$26,826,478
Non-utility property, plant and equipment	393,105	392,241
Non-utility assets - discontinued operations	179,030	180,930
Less: accumulated depreciation	(10,923,218)	(10,567,331)
Total plant utility and non-utility net	17,336,605	16,832,318

Investments:
Marketable securities available-for-sale at fair value	2,572,953	2,440,237
Investment in joint venture and associated companies	139,105	185,719
Total investments	2,712,058	2,625,956

Current assets:
Cash and cash equivalents	1,361,052	255,037
Customer accounts receivable, (net of allowance for
uncollectible accounts of $86,000 and $92,000)	4,401,290	1,083,909
Gas stored underground, at average cost	1,735,392	3,734,795
Gas inventories	328,812	271,960
Prepaid expenses	797,332	658,857
Current assets - discontinued operations	325,126	309,865
Total current assets	8,949,004	6,314,423

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	3,235,684	3,090,280
Deferred pension and other	372,602	394,606
Goodwill (net of accumulated
amortization of $521,294 for both periods)	1,457,117	1,457,117
Unamortized debt issuance cost (net of accumulated
amortization of $276,099 and $269,849)	247,956	254,206
Other	426,030	420,528
Note Receivable - discontinued operations	473,605	491,852
Total deferred debits and other assets	6,212,994	6,108,589

Total assets	$35,210,661	$31,881,286

See accompanying notes to consolidated financial statements.
<PAGE 4>

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2006	September 30, 2005
Capitalization and liabilities:

Common stockholders'equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 507,000 shares at March 31, 2006
and September 30, 2005)	$2,534,590	$2,534,590
Other paid-in capital	959,512	959,512
Retained earnings	3,258,685	2,959,723
Accumulated other comprehensive loss	(1,407,840)	(1,420,165)
Total common stockholders'equity	5,344,947	5,033,660

Long-term debt, less current installments	9,161,863	9,196,060
Long-term debt, less current installments - discontinued operations	60,754	63,797
Total long-term debt	9,222,617	9,259,857

Current liabilities:
Current portion of long-term debt	542,377	612,390
Demand Note Payable	1,646,664	1,836,666
Borrowings under lines-of-credit	6,600,000	6,600,000
Accounts payable	3,813,645	270,139
Accrued expenses	357,399	745,119
Customer deposits and accrued interest	544,214	952,503
Deferred income taxes	545,190	460,055
Accrued general taxes	0	0
Other current liabilities - discontinued operations	0	317,860
Total current liabilities
	14,049,489	11,794,732

Deferred credits and other liabilities:
Deferred income taxes	1,012,622	837,727
Deferred compensation	2,007,352	1,910,686
Deferred pension costs & post-retirement benefits	2,810,494	2,429,958
Other	426,114	265,043
Other deferred liabilities - deferred federal income
taxes discontinued operations	192,788	192,788
Other deferred credits and other liabilites - discontinued operations	144,238	156,835
Total deferred credits and other liabilities	6,593,608	5,793,037

Concentrations and commitments

Total capitalization and liabilities	$35,210,661	$31,881,286

See accompanying notes to consolidated financial statements.

<PAGE 5>

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2006 and 2005
Unaudited

	2006	2005
Cash flows from operating activities:
Net income	$298,962	$767,015
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	355,887	310,625
Unamortized debt issuance cost	6,250	10,779
Gain on sale of marketable securities	(53,630)	(37,853)
Deferred income taxes	260,030	359,346

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,317,381)	(2,877,205)
Gas stored underground	1,999,403	3,508,706
Gas inventories	(56,852)	3,170
Prepaid expenses	(138,475)	(63,587)
Unrecovered gas costs	(145,404)	(738,296)
Deferred pension and other	22,004	139,746
Other	(20,763)	(9,554)
Increase (decrease) in:
Accounts payable	3,543,506	1,614,495
Accrued expenses	(387,720)	17,726
Customer deposit liability	(408,289)	(543,013)
Deferred income taxes	0	(18,403)
Deferred compensation	96,666	116,100
Deferred pension & post-retirement benefits	380,536	439,098
Other liabilities and deferred credits	(169,386)	146,548
Net cash provided by operating activities	2,265,344	3,145,443

Cash flows from investing activities:
Purchase of securities available-for-sale	(89,942)	(493,740)
Sale of securities available-for-sale	89,942	348,204
Capital expenditures	(862,074)	(400,349)
Net cash used in investing activities	(862,074)	(545,885)

Cash flows from financing activities:
Proceeds under lines-of-credit	7,087,919	5,600,000
Repayment of lines-of-credit	(7,087,919)	(8,125,000)
Repayment of long-term debt	(297,255)	(36,895)
Net cash used in financing activities	(297,255)	(2,561,895)
Net increase in cash	1,106,015	37,663

Cash and cash equivalents at beginning of period	255,037	253,863

Cash and cash equivalents at end of period	$1,361,052	$291,526

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$746,152	$668,888

Income taxes	$3,000	$209,089
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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. These unaudited interim financial statements have not been audited or certified by a firm of certified public accountants.

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

Note C - Pension and Other Post-retirement Benefit Plans

The Company uses June 30 as the measurement date for its plans.

Components of Net Periodic Benefit Cost:

		Six months ended March 31, 2006
	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Service cost	$201,769	$180,497	$15,612	$16,868
Interest cost	335,822	375,256	28,633	35,039
Expected return on plan assets	(372,542)	(351,091)	0	0
Amortization of prior service cost	20,185	35,769	24,373	24,373
Amortization of net (gain) loss	220,799	163,156	(11,350)	(10,947)
Net periodic benefit cost	$406,033	$403,587	$57,268	$65,333

Pension Plan Assets

The Company's pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets
	At March 31

Asset Category	2006	2005
Equity Securities	55%	56%
Debt Securities	42%	41%
Other	3%	3%
	100	100

There is no Company common stock included in the plan assets.

<PAGE 7>

Amounts recognized in the Balance Sheets consist of:
	Pension Benefits			Other Benefits
	2006	2005	2006	2005

Prepaid Benefit Cost
Accrued Benefit Cost	$(2,620,841)	$(3,023,498)	$(1,100,466)	$(1,037,380)
Intangible Assets	167,751	208,121
Accumulated Other
Comprehensive Income	1,839,173	2,354,643
Net Amount Recognized	$(613,917)	$(460,734)	$(1,100,466)	$(1,037,380)

 The accumulated benefit obligation for all defined benefit pension plans is $13,949,368 at September 30, 2006 and $13,446,250 at September 30, 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	September 30
	2006	2005
Projected Benefit Obligation	15,438,815	14,881,213
Accumulated Benefit Obligation	13,949,368	13,446,250
Fair Value of Plan Assets	$10,120,454	$9,251,719

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

Contributions

The Company expects to contribute $452,181 to its Pension Plan in 2006. The Post Retirement Benefit Plan is not funded.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
	Pension	Other
	Benefits	Benefits

2006	$598,619	$59,144
2007	705,382	65,155
2008	685,733	65,014
2009	666,467	66,640
2010	662,684	69,606
Years 2011-2015	3,430,564	390,471

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage-	1-Percentage-

	Point Increase	Point Decrease
Effect on total of service and interest cost	$3,694	($3,177)
Effect on postretirement benefit obligation	$47,845	($41,421)

<PAGE 9>

Note D - Segment Overview

The following table reflects year-to-date results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.
	Utility	Non-Utility Operations			Discontinued Operations
	Gas	Corning	Corning	Subtotal	(2) Appliance	(3) Tax	(4) Foodmart	Subtotal	Total
	Company	Realty	Mortgage			Center	Plaza		Consolidated
Revenue:(1)
2006	19,006,809	1,465,813	290	1,466,103	42,086	0	0	42,086	20,514,998
2005	15,873,110	1,621,435	(6,684)	1,614,751	32,340	27,702	0	60,042	17,547,903
Transportation Revenue
2006	1,650,836	0	0	0	0	0	0	0	1,650,836
2005	1,803,176	0	0	0	0	0	0	0	1,803,176
Net income (loss):(1)
2006	364,941	(12,846)	(28,679)	(41,525)	(24,454)	0	0	(24,454)	298,962
2005	770,973	27,252	(10,966)	16,286	8,408	(28,652)	0	(20,244)	767,015
Interest income:(1)
2006	77,619	0	0	0	52,293	0	0	52,293	129,912
2005	58,424	0	0	0	79,636	7,516	0	87,152	145,576
Interest expense:(1)
2006	740,119	32,187	3,534	35,721	2,948	0	0	2,948	778,788
2005	648,403	34,441	5,295	39,736	9,048	0	0	9,048	697,187
Total assets:
2006	32,341,865	1,689,853	175,967	1,865,820	1,002,976	0	0	1,002,976	35,210,661
2005	26,543,689	1,622,220	188,008	1,810,228	874,353	104,500	0	978,853	29,332,770
Capital expenditures:
2006	861,210	864	0	864	0	0	0	0	862,074
2005	399,380	969	0	969	0	0	0	0	400,349
Federal income tax expense (benefit):
2006	123,912	(3,011)	(14,774)	(17,785)	(12,597)	0	0	(12,597)	93,530
2005	675,602	19,292	(5,649)	13,643	4,332	(14,760)	0	(10,428)	678,817

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

There were no sales of unregistered securities (debt or equity) during the quarter ended March 31, 2006.

Note E - Subsequent Event

On May 11, 2006, C&T Enterprises with headquarters in Lewisburg, PA and Corning Natural Gas reached an agreement in which C&T will make an offer to acquire the stock of the Corning-based natural gas utility.

The companies will file jointly to transfer ownership of Corning Natural Gas (CNG) from its stockholders to C&T Enterprises, a jointly owned subsidiary of Claverack and Tri-County Rural Electric Cooperatives.

<PAGE 10>

CORNING NATURAL GAS CORPORATION

FORM 10-Q for the quarter ended March 31, 2006

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

Earnings

2006 compared with 2005

Consolidated net income amounted to $402,000 or $.794 per share in the second quarter of 2006 compared to earnings of $575,800 or $1.136 per share in the second quarter of 2005. Consolidated net income in the six months ended March 31, 2006 was $299,000 or $.590 per share compared to consolidated net income of $767,000 or $1.513 per share in the six months ended March 31, 2005. The decrease is the result of a significant decrease in local production revenues and a reduction in Corning Mortgage earnings due to competitive products, as shown in the table below.
Earnings (Loss) by Segment	Quarter	Quarter	YTD	YTD
	2006	2005	2006	2005
Utility	$440,292	$624,097	$364,941	$770,973
Corning Realty	(19,714)	(44,267)	(12,846)	27,251
Corning Mortgage	(14,989)	(5,948)	(28,679)	(10,966)
Total from Continuing Operations	405,589	573,882	323,416	787,258
Earnings from Discontinued Operations	(3,136)	1,926	(24,454)	(20,244)
Total Consolidated	$402,453	$575,808	$298,962	$767,014

Revenue
Utility Operating Revenue	Quarter	Quarter	YTD	YTD
Retail Revenue:	2006	2005	2006	2005
Residential	$7,154,351	$6,171,387	$11,177,760	$8,988,583
Commercial	1,679,800	1,277,707	2,572,803	1,833,957
Industrial	47,676	16,573	179,284	90,702
	8,881,827	7,465,667	13,929,847	10,913,242
Transportation	995,825	1,102,696	1,650,836	1,803,176
Wholesale	1,589,661	1,242,889	2,952,231	2,229,095
Local Production	100,165	404,791	204,074	622,283
Other	165,692	171,912	269,821	305,318
	$11,733,170	$10,387,955	$19,006,809	$15,873,114

2006 compared with 2005

Utility operating revenue increased $1,345,000 in the second quarter of 2006 compared to the second quarter of 2005. Utility operating revenue YTD 2006 increased $3,134,000 compared to YTD 2005 due primarily to an increase from higher gas costs. Gas costs are charged to customers through the Company's Gas Adjustment Clause.

<PAGE 11>

Non-Utility Revenue

2006 compared to 2005

Non-utility revenue by operating segment can be found in note D to the financial statements. Non-utility revenue in 2006 decreased $148,600 or 9 percent due to the Corning Realty segment because of the competitiveness of that segment.

Operating Expenses

Utility

2006 compared with 2005

Purchase gas expense increased $1,798,500 or 25 percent in the second quarter of 2006 compared to the second quarter of 2005. The Company's average cost of gas, including reconciliation amounts increased to $9.96 per mcf in 2005 from $7.37 per mcf the previous year. Other operating and maintenance expense increased slightly by one percent.

Non-Utility

2006 compared with 2005

Corning Realty commission and fees expense increased slightly as a result of an increase in referrals paid out. Realty occupancy and advertising expenses increased $12,400 due to an increase in utility and advertising costs.

Other Income and Expense

Investment income decreased $14,000 in the second quarter of 2006 versus 2005. The change is due to realized gains and losses on a trust fund established to fund post-retirement compensations to certain officers. Interest expense increased $52,300 in the second quarter of 2006 compared to the same period in 2005 due to rising interest rates.

Income Taxes

Utility income tax expense for the quarter ended March 31, 2006 was $277,500, compared to $593,700 for the same period last year. For the six months ended March 31, 2006, we reported income tax expense of $123,900 compared to $675,600 for the same period last year.

The effective tax rate for the quarter ended March 31, 2006 was 39 percent, compared to 49 percent in the prior year period. The effective tax rate in the prior period reflects an adjustment resulting from prior period accelerated depreciation deductions. The effective tax rate for the six months ended March 31, 2006 was 25 percent compared to 47 percent in the same period last year. The effective tax rate in the current period reflects an adjustment to prior period deferred income taxes.

Operating Segments

Note D to the financial statements, which also contain the results by segment for the six months ended March 31, 2006 and 2005.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization and deferred income taxes. In the utility segment, over or under recovered gas costs significantly impacts cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows from investing activities consist primarily of capital expenditures. Capital expenditures have historically exceeded $1 million annually and the same is expected in the coming year. Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For consolidated operations, the Company had $6,600,000 for the quarter ended March 31, 2006 available through lines of credit at local banks, all of which is outstanding at March 31, 2006. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account, membership interest in Corning Realty Associates, LLC and proceeds from the note agreement. In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. The Company relies heavily on its credit lines and a large portion is utilized throughout the entire year.

The Company has reached an agreement with a Virginia based company, "Virginia Power Energy" to manage all of its gas supply capacity and purchases effective April 2006.

<PAGE 12>

Regulatory Matters

On October 31, 2005, the Company filed with the PSC a request to increase its rates for natural gas service by approximately $3.46 million or 16.2 percent. Ordinarily, major rate increases are not permitted by the PSC to take effect for approximately 11 months after filing, which, in this case, would be on or about October 1, 2006. In an effort to realize the benefits of the proposed increase as soon as possible, however, the Company moved for the establishment of the increased rates on an emergency temporary basis to take effect July 1, 2006. The Company and the PSC staff have reached an agreement to the Joint Proposal, in the amount of $2.7 million. A decision by the PSC Commissioner will be made by the end of May 2006.

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

Accounting for Utility Revenue and Cost of Gas Recognition. The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed, as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company's tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, the Company periodically adjusts its rates to reflect increases and decreases in the cost of gas. Annually, the Company reconciles the difference between the total gas costs collected from customers and the cost of gas. The Company defers any excess or deficiency and subsequently either recovers it from, or refunds it to, customers over the following twelve-month period. To the extent estimates are inaccurate; a regulatory asset on the balance sheet is increased or decreased.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At March 31, 2006, these instruments consisted of a term loan and bank credit line borrowings outstanding of $6,600,000. The interest rate (prime less 1/2 point) on this loan and these lines was 7.25 percent at March 31, 2006.

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
May 15, 2006
/s/ Thomas K. Barry
Thomas K. Barry, Chairman of the Board, President and CEO

Date:
May 15, 2006
/s/ Kenneth J. Robinson
Kenneth J. Robinson, Executive Vice President

Date:
May 15, 2006
/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
<PAGE 15