Form 10-Q
period 2006-06-30
CORNING NATURAL GAS CORP
filed 2006-08-14
CIK 24751

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-643

Corning Natural Gas Corporation

(Exact name of registrant as specified in its charter)

New York	16-0397420
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

330 W William Street, PO Box 58 Corning, New York	14830
(Address of principal executive offices)	(Zip Code)

(607) 936-3755
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock outstanding at the end of the quarter:  506,918

There is only one class of Common Stock and no Preferred Stock outstanding.

INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income (unaudited) — Quarter Ended June 30, 2006 and 2005. Nine Months Ended June 30, 2006 and 2005

Consolidated Balance Sheets — June 30, 2006 (unaudited) and September 30, 2005 (audited)

Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended June 30, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings — The Company has nothing to report under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — The Company has nothing to report under this item.

Item 3. Defaults Upon Senior Securities — The Company has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders — The Company has nothing to report under this item.

Item 5. Other Information — The Company has nothing to report under this item.

Item 6. Exhibits

Signatures

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

Consolidated Statements of Income

Unaudited

Form 10 Q

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Utility Operating Revenues	$5,534,561	$4,757,379	$24,541,370	$20,630,489

Cost and Expense
Natural Gas Purchased	3,845,959	2,971,677	18,042,660	13,401,830
Operating & Maintenance Expense	1,321,696	1,096,664	4,121,280	3,516,412
Taxes other than Federal Income Taxes	288,114	290,126	915,013	1,019,034
Depreciation	134,299	129,533	379,407	384,643
Other Deductions, Net	7,723	1,413	23,023	4,350
Total Costs and Expenses	5,597,791	4,489,413	23,481,383	18,326,269

Utility Operating Income (Loss)	(63,230)	267,966	1,059,987	2,304,220

Other Income and (Expense)
Interest Expense	(444,497)	(298,814)	(1,184,616)	(947,217)
Investment Income	38,044	25,226	143,799	83,950

Net Income (Loss) from Utility Operations, Before Income Tax	(469,683)	(5,622)	19,170	1,440,953

Federal Income Tax (Expense) Benefit	185,810	31,881	61,898	(643,721)

Income (Loss) from Non-Utility Operations, Net of Income Tax	(34,465)	14,998	(75,990)	31,284

Net Income (Loss) from Continued Operations	(318,338)	41,257	5,078	828,516

Income (Loss) from Discontinued Operations, Net of Income Tax	(4,263)	2,481	(28,717)	(17,763)

Net Income (Loss)	(322,601)	43,738	(23,639)	810,753
Other Comprehensive Income (Loss)	(54,323)	14,022	(41,998)	15,938
Total Comprehensive Income (Loss)	$(376,924)	$57,760	$(65,637)	$826,691

Weighted average earnings (loss) per share-basic & diluted:
From Continued Operations	$(0.628)	$0.081	$0.010	$1.634
From Discontinued Operations	$(0.008)	$0.005	$(0.057)	$(0.035)
	$(0.636)	$0.086	$(0.047)	$1.599

Weighted average shares outstanding	506,918	506,918	506,918	506,918

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2006	September 30, 2005
Assets

Plant:
Utility property, plant and equipment	$28,278,458	$26,826,478
Non-utility property, plant and equipment	393,645	392,241
Non-utility assets - discontinued operations	178,130	180,930
Less: accumulated depreciation	(11,102,446)	(10,567,331)
Total plant utility and non-utility net	17,747,787	16,832,318

Investments:
Marketable securities available-for-sale at fair value	2,526,077	2,440,237
Investment in joint venture and associated companies	139,105	185,719
Total investments	2,665,182	2,625,956

Current assets:
Cash and cash equivalents	1,019,090	255,037
Customer accounts receivable, (net of allowance for uncollectible accounts of $97,000 and $92,000)	2,423,240	1,083,909
Gas stored underground, at average cost	98,644	3,734,795
Gas inventories	360,279	271,960
Prepaid expenses	884,074	658,857
Current assets - discontinued operations	418,114	309,865
Total current assets	5,203,441	6,314,423

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	2,547,632	3,090,280
Deferred pension and other	372,602	394,606
Goodwill (net of accumulated amortization of $521,294 for both periods)	1,457,117	1,457,117
Unamortized debt issuance cost (net of accumulated amortization of $281,911 and $269,849)	242,144	254,206
Other	415,507	420,528
Note Receivable - discontinued operations	464,505	491,852
Total deferred debits and other assets	5,499,507	6,108,589

Total assets	$31,115,917	$31,881,286

See accompanying notes to consolidated financial statements.

	(Unaudited)
	June 30, 2006	September 30, 2005
Capitalization and liabilities:

Common stockholders’ equity:
Common stock (common stock $5.00 par value per share. Authorized 1,000,000 shares; issued and outstanding 507,000 shares at June 30, 2006 and September 30, 2005)	$2,534,590	$2,534,590
Other paid-in capital	959,512	959,512
Retained earnings	2,936,084	2,959,723
Accumulated other comprehensive loss	(1,462,163)	(1,420,165)
Total common stockholders’ equity	4,968,023	5,033,660

Long-term debt, less current installments	9,098,006	9,196,060
Long-term debt, less current installments - discontinued operations	58,614	63,797
Total long-term debt	9,156,620	9,259,857

Current liabilities:
Current portion of long-term debt	592,730	612,390
Demand Note Payable	1,551,663	1,836,666
Borrowings under lines-of-credit	5,804,035	6,600,000
Accounts payable	1,223,058	270,139
Accrued expenses	479,070	745,119
Customer deposits and accrued interest	501,909	952,503
Accrued income taxes	562,582	460,055
Other current liabilities - discontinued operations	94,487	317,860
Total current liabilities	10,809,534	11,794,732

Deferred credits and other liabilities:
Accrued income taxes	701,260	837,727
Deferred compensation	2,066,786	1,910,686
Deferred pension costs & post-retirement benefits	2,836,136	2,429,958
Other	242,728	265,043
Other deferred liabilities - deferred federal income taxes discontinued operations	192,788	192,788
Other deferred credits and other liabilites - discontinued operations	142,042	156,835
Total deferred credits and other liabilities	6,181,740	5,793,037

Concentrations and commitments

Total capitalization and liabilities	$31,115,917	$31,881,286

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2006 and 2005

Unaudited

	2006	2005
Cash flows from operating activities:
Net income (Loss)	$(23,639)	$810,753
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	537,915	464,130
Unamortized debt issuance cost	12,062	14,601
Gain on sale of marketable securities	(105,115)	(54,035)
Deferred income taxes	(33,940)	24,079

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,339,331)	(883,441)
Gas stored underground	3,636,151	2,308,298
Gas inventories	(88,319)	(4,197)
Prepaid expenses	(225,217)	(217,609)
Unrecovered gas costs	542,648	(409,121)
Deferred pension and other	22,004	65,988
Other	(75,881)	31,948
Increase (decrease) in:
Accounts payable	952,919	713,904
Accrued expenses	(266,049)	21,417
Customer deposit liability	(450,594)	(544,095)
Deferred income taxes	0	443,466
Deferred compensation	156,100	174,150
Deferred pension & post-retirement benefits	406,178	611,020
Other liabilities and deferred credits	(260,481)	70,304
Net cash provided by operating activities	3,397,411	3,641,560

Cash flows from investing activities:
Purchase of securities available-for-sale	(114,523)	(209,309)
Sale of securities available-for-sale	138,414	35,766
Capital expenditures	(1,453,384)	(737,628)
Net cash used in investing activities	(1,429,493)	(911,171)

Cash flows from financing activities:
Proceeds under lines-of-credit	7,087,919	8,675,000
Repayment of lines-of-credit	(7,883,884)	(11,500,000)
Repayment of long-term debt	(407,900)	(51,198)
Net cash used in financing activities	(1,203,865)	(2,876,198)
Net increase in cash	764,053	(145,809)

Cash and cash equivalents at beginning of period	255,037	253,863

Cash and cash equivalents at end of period	$1,019,090	$108,054

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,216,278	$983,048

Income taxes	$3,000	$212,194

Corning Natural Gas Corporation

Notes to Consolidated Financial Statements

Note A – Basis of Presentation

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.  These unaudited interim financial statements have not been audited or certified by a firm of certified public accountants.

Note B – New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS 151 requires that those items be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005.  As such, the Company is required to adopt these provisions in the beginning of fiscal 2006.  The adoption of SFAS 151 did not have a material impact on the consolidated financial statements.

Note C - Pension and Other Post-retirement Benefit Plans

The Company uses June 30 as the measurement date for its plans.

Components of Net Periodic Benefit Cost:

	Nine months ended June 30, 2006
	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Service cost	$302,654	$270,745	$23,417	$25,302
Interest cost	503,733	562,884	42,950	52,558
Expected return on plan assets	(558,813)	(526,636)	0	0
Amortization of prior service cost	30,278	53,654	36,559	36,559
Amortization of net (gain) loss	331,198	244,733	(17,024)	(16,420)
Net periodic benefit cost	$609,050	$605,380	$85,902	$97,999

Pension Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets
	At June 30
Asset Category	2006	2005
Equity Securities	56%	56%
Debt Securities	42%	41%
Other	2%	3%
	100%	100%

There is no Company common stock included in the plan assets.

Amounts recognized in the Balance Sheets consist of:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Accrued Benefit Cost	$(2,620,841)	$(3,023,498)	$(1,100,466)	$(1,037,380)
Intangible Assets	167,751	208,121	—	—
Accumulated Other
Comprehensive Income	1,839,173	2,354,643	—	—
Net Amount Recognized	$(613,917)	$(460,734)	$(1,100,466)	$(1,037,380)

The accumulated benefit obligation for all defined benefit pension plans is $13,949,368 at September 30, 2006 and $13,446,250 at September 30, 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	September 30
	2006	2005

Projected Benefit Obligation	$15,438,815	$14,881,213
Accumulated Benefit Obligation	13,949,368	13,446,250
Fair Value of Plan Assets	10,120,454	9,251,719

The plan objective is to provide real (inflation adjusted) growth in assets vs. benchmark over a complete market cycle.  The plan’s objective assumes asset growth will meet or exceed 8% of (risk adjusted) growth over a complete market cycle.

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

These asset allocation guidelines reflect the plan’s desire for investment return.  They also reflect the full discretion of the Investment Manager to shift the asset mix within the specified ranges.

The desired investment objective is a long-term rate of return on assets that is approximately 8%.  The target rate of return for the plan has been based upon the assumption that future real returns will approximate the long-term rates of return experienced for each asset class of the Investment Policy Statement over a complete business cycle.  The plan’s overall annualized total return after deducting advisory, money management and custodial fees, as well as total transaction costs should perform above an index comprised of market indices weighted by the strategic asset allocation of the plan.

In order to accomplish the investment goals, the Investment Committee believes that the investments of the plan must be diversified to provide the Investment Manager with the flexibility to invest in various types of assets.  The Investment Committee recognizes that a moderate amount of risk must be assumed to achieve the Plan’s long-term objectives.  The Investment Committee believes that the Company’s prospects for the future, current financial conditions, and several other factors suggest collectively that the plan can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives.

Contributions

The Company expects to contribute $452,181 to its Pension Plan in 2006.  The Post Retirement Benefit Plan is not funded.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits

2006	$598,619	$59,144
2007	705,382	65,155
2008	685,733	65,014
2009	666,467	66,640
2010	662,684	69,606
Years 2011 – 2015	3,430,564	390,471

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1 – Percentage-	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost	$3,694	$(3,177)
Effect on postretirement benefit obligation	$47,845	$(41,421)

Note D - Segment Overview

The following table reflects year-to-date results of the segments consistent with the Company’s internal financial reporting process.  The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.

	Utility	Non-Utility Operations			Discontinued Operations
	Gas Company	Corning Realty	Corning Mortgage	Subtotal	(2) Appliance	(3) Tax Center	(4) Foodmart Plaza	Subtotal	Total Consolidated
Revenue:(1)
2006	$24,541,370	$2,190,594	$290	$2,190,884	$58,195	$0	$0	$58,195	$26,790,449
2005	20,630,489	2,445,803	(15,252)	2,430,551	169,484	29,263	0	198,747	23,259,787
Transportation Revenue
2006	2,259,302	0	0	0	0	0	0	0	2,259,302
2005	2,360,007	0	0	0	0	0	0	0	2,360,007
Net income (loss):(1)
2006	81,068	(38,319)	(37,671)	(75,990)	(28,717)	0	0	(28,717)	(23,639)
2005	797,232	48,939	(17,655)	31,284	9,345	(27,108)	0	(17,763)	810,753
Interest income:(1)
2006	143,799	0	0	0	79,388	0	0	79,388	223,187
2005	83,950	0	0	0	121,196	9,078	0	130,274	214,224
Interest expense:(1)
2006	1,184,616	48,239	4,710	52,949	4,111	0	0	4,111	1,241,676
2005	947,217	51,937	7,416	59,353	14,801	0	0	14,801	1,021,371
Total assets:
2006	28,310,743	1,593,578	147,920	1,741,498	1,063,676	0	0	1,063,676	31,115,917
2005	25,664,926	1,625,504	179,439	1,804,943	795,339	120,762	0	916,101	28,385,970
Capital expenditures:
2006	1,451,980	1,404	0	1,404	0	0	0	0	1,453,384
2005	728,023	9,605	0	9,605	0	0	0	0	737,628
Federal income tax expense (benefit):
2006	(61,898)	(15,684)	(19,406)	(35,090)	(14,793)	0	0	(14,793)	(111,781)
2005	643,721	30,078	(9,236)	20,842	4,815	(14,760)	0	(9,945)	654,618

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

There were no sales of unregistered securities (debt or equity) during the quarter ended June 30, 2006.

Note E – Subsequent Event

On May 15, 2006, Corning Natural Gas Corporation (CNG) and C&T Enterprises filed a joint petition with the New York State Public Service Commission (PSC) for approval of a stock acquisition and merger.

On July 19, 2006, The PSC approved the stock acquisition and merger proposal of Corning Natural Gas Corporation and C&T Enterprises, Inc, with certain conditions.   The PSC determined that the merger and acquisition is in the public interest, will not adversely affect the development of competitive markets, and will provide significant customer benefits.

Also on July 19, 2006, the Company (CNG) filed a preliminary Proxy Statement and Notice of Special Meeting of Stockholders with the Securities and Exchange Commission (SEC) for their review.  On August 8, 2006, a limited number of comments were received from the SEC.  It is expected that the Company will file its amended proxy statement expeditiously with a shareholder mailing to follow.

CORNING NATURAL GAS CORPORATION
FORM 10-Q for the quarter ended June 30, 2006

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company’s primary business is natural gas distribution.  We serve approximately 14,000 customers through 400 miles of pipeline.  Our service territory is very saturated with very little residential growth.  Growth opportunities exist in the industrial market, as well as in local production.  Focus is given to controlling costs and making timely rate applications to the Public Service Commission.  Key performance indicators are net income and rate of return.  Other indicators that are tracked include degree days (a measure of weather), working capital changes and debt level trends.

Earnings

2006 compared with 2005

Consolidated net loss amounted to $322,600 or ($.636) per share in the third quarter of 2006 compared to earnings of $43,700 or $.086 per share in the third quarter of 2005.  Consolidated net loss in the nine months ended June 30, 2006 was $23,600 or ($.047) per share compared to consolidated net income of $810,700 or $1.599 per share in the nine months ended June 30, 2005. The decrease is the result of a significant decrease in local production revenues, increased interest expense on short-term borrowings and increased legal and consulting services incurred as a result of proceedings before the PSC. Also, reduction in Corning Mortgage earnings due to soft local real estate market, as shown in the table below.

Earnings (Loss) by Segment

	Quarter	Quarter	YTD	YTD
	2006	2005	2006	2005
Utility	$(283,874)	$26,259	$81,068	$797,232
Corning Realty	(25,473)	21,688	(38,319)	48,939
Corning Mortgage	(8,991)	(6,690)	(37,671)	(17,655)
Total from Continuing Operations	(318,338)	41,257	5,078	828,516

Earnings from Discontinued Operations	(4,263)	2,481	(28,717)	(17,763)
Total Consolidated	$(322,601)	$43,738	$(23,639)	$810,753

Revenue

	Quarter	Quarter	YTD	YTD
	2006	2005	2006	2005
Utility Operating Revenue
Retail Revenue:
Residential	$3,366,649	$2,894,767	$14,544,409	$11,883,350
Commercial	714,423	574,789	3,287,226	2,408,746
Industrial	50,244	19,426	229,528	110,128
	4,131,316	3,488,982	18,061,163	14,402,224
Transportation	608,466	556,831	2,259,302	2,360,007
Wholesale	624,479	443,137	3,576,710	2,672,232
Local Production	65,723	206,308	269,797	828,591
Other	104,577	62,121	374,398	367,435
	$5,534,561	$4,757,379	$24,541,370	$20,630,489

2006 compared with 2005

Utility operating revenue increased $777,000 in the third quarter of 2006 compared to the third quarter of 2005. Utility operating revenue YTD 2006 increased $3,911,000 compared to YTD 2005 due primarily to an increase from higher gas costs.  Gas costs are charged to customers through the Company’s Gas Adjustment Clause.

Non-Utility Revenue

2006 compared to 2005

Non-utility revenue by operating segment can be found in note D to the financial statements.  Non-utility revenue in 2006 decreased $239,700 or 10 percent due to the Corning Realty segment because of the competitiveness of that segment.

Operating Expenses

Utility

2006 compared with 2005

Purchase gas expense increased $874,300 or 29 percent in the third quarter of 2006 compared to the third quarter of 2005.  The Company’s average cost of gas, including reconciliation amounts increased to $17.53 per mcf in June 2006 from $9.24 per mcf in June 2005.  Other operating and maintenance expense increased by 21 percent.

Non-Utility

2006 compared with 2005

Corning Realty commission and fees expense increased by 19 percent in the third quarter of 2006 compared to the third quarter of 2005 as a result of an increase in referrals paid out.  Realty occupancy and advertising expenses decreased $22,000 in the third quarter of 2006 compared to the third quarter of 2005 due to a net decrease in advertising costs.

Other Income and Expense

Investment income increased $12,800 in the third quarter of 2006 versus 2005.  The change is due to realized gains and losses on a trust fund established to fund post-retirement compensations to certain officers.  Interest expense increased $145,700 in the third quarter of 2006 compared to the same period in 2005 due to rising interest rates.

Income Taxes

Utility income tax expense (benefit) for the quarter ended June 30, 2006 was ($185,800), compared to ($31,900) for the same period last year.  For the nine months ended June 30, 2006, we reported income tax expense (benefit) of ($61,900) compared to $643,700 for the same period last year.

The effective tax rate for the quarter ended June 30, 2006 was 40 percent, compared to 18 percent in the prior year period.  The effective tax rate in the prior period reflects an adjustment resulting from prior period accelerated depreciation deductions.  The effective tax rate for the nine months ended June 30, 2006 was 31 percent compared to 45 percent in the same period last year.  The effective tax rate in the current period reflects an adjustment to prior period deferred income taxes.

Operating Segments

Note D to the financial statements, which also contain the results by segment for the nine months ended June 30, 2006 and 2005.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities.  Non-cash items include depreciation and amortization and deferred income taxes.  In the utility segment, over or under recovered gas costs significantly impacts cash flow.  In addition, there are significant year-to-year changes in regulatory assets that impact cash flow.  Cash flows from investing activities consist primarily of capital expenditures.  Capital expenditures have historically exceeded $1 million annually and the same is expected in the coming year.  Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit.  For consolidated operations, the Company had $6,600,000 for the quarter ended June 30, 2006 available through lines of credit at local banks, of which $5,800,000 is outstanding at June 30, 2006.  As security for the Company’s line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account, membership interest in Corning Realty Associates, LLC and proceeds from the note agreement.  In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale.  The Company relies heavily on its credit lines and a large portion is utilized throughout the entire year.

The Company has reached an agreement with a Virginia based company, “Virginia Power Energy” to manage all of its gas supply capacity and purchases effective April 2006.

Regulatory Matters

Rate Case Decision of May 22, 2006

On May 22, 2006, the New York Public Service Commission (the “Commission”) issued a decision in three proceedings involving the Company:  Case 05-G-1359, to examine the Company’s October 31, 2005 filing for increased rates; Case 05-G-1268, to review the Company’s practices particularly relating to natural gas supply in light of the difficulties experienced by the Company in the summer and fall of 2005 in procuring supplies for the 2005-2006 winter heating season; and Case 04-G-1032, to consider the Company’s request for deferral and recovery of costs formerly allocated to the appliance business that had been sold in 2003.  The decision, entitled “Order Setting Gas Delivery Service Rates, Adopting Performance Targets and Incentives, Allowing Deferral and Rate Recovery of Certain Costs, and Crediting Customers with $1.4 Million of Prior Gas Commodity Costs” (the “May Order”), resolved the issues presented in the three proceedings, adopting, with certain modifications, the provisions of the Gas Rates Joint Proposal (the “Joint Proposal”) dated March 15, 2006 that had been agreed upon by the Company, the Staff of the Department of Public Service (“Staff”), Multiple Intervenors (an association of large customers), and, in part, Fortuna Energy Inc. (a natural gas exploration and production corporation utilizing Company facilities to transport its natural gas to market).

In the May Order, the Commission authorized the Company to increase its base rates for natural gas service by approximately $2.7 million of the $3.4 million requested by the Company in its October 31, 2005 rate filing.  Although the Company’s rate filing and the Joint Proposal originally were based on the assumption that rates would go into effect as of October 1, 2006, the Joint Proposal had been amended on April 14, 2006 (the “Amendment”) to propose that the increased rates go into effect as of June 1, 2006 to enhance the Company’s cash flow and access to credit on favorable terms.  The May Order adopted that recommendation on the condition, also suggested in the Amendment, that the additional amount collected by the Company as a result of early implementation, calculated to be approximately $420,000, be returned to customers over the period June 1, 2007 through September 30, 2007, to correspond to the period during which it will be collected.  The Commission granted recovery of approximately $2.63 million of deferred costs associated with the appliance business, offsetting against that amount $1.4 million of costs identified in the Joint Proposal as attributable to excessive gas costs incurred in 2005.

The Commission adopted the hypothetical capital structure of 70 percent debt and 30 percent equity recommended in the Joint Proposal to enhance the Company’s financial outlook.  In the event that the Company earns in excess of 11.0 percent on equity using that structure, 50 percent of the excess will be retained by shareholders and 50 percent will be deferred to be applied to the benefit of customers in a manner to be determined by the Commission.

The Commission further adopted the revenue allocation proposals contained in the Joint Proposal designed to better match revenues with the costs of providing service in the three distinct areas served by the Company, Corning, Hammondsport and Bath (through Bath Electric, Gas and Water Systems, a municipal utility).  In addition, the May Order approved increases in the customer minimum charge that were designed to collect more of the fixed costs of serving customers in that component of the bill. Although, for an average residential customer using 10 dekatherms per month, the increase in the minimum charge alone would amount to approximately 40.77 percent, viewed as a percentage of the entire bill, including the commodity cost of natural gas, the increase would be approximately 11 percent.

The May Order also adopted a number of measures included in the Joint Proposal designed to enhance sound practices in three major areas:  Health and Safety; Gas Procurement and Capacity Asset Management; and Accounting.  Included in the Health and Safety measures are requirements for the testing, repair and replacement of certain types of pipe that are determined to pose potential safety concerns and periodic reporting on results.  Gas Procurement and Capacity Asset Management measures include meeting specific deadlines and quantity requirements for the procurement of natural gas supplies, including storage gas and hedging of future supplies; adherence to specific Natural Gas Supply and Acquisition Plan requirements, including procedures for modification of that Plan; and maintaining capacity contracts and minimizing stranded capacity costs consistent with a Commission Policy Statement on those matters.  Accounting measures include providing to the Commission’s Office of Accounting and Finance daily cash-flow reports; monthly reconciliations of cash balances per the Company’s books with bank account balances; rolling cash flow forecasts; monthly income statements and balance sheets; and quarterly reports of General Ledger activity, long- and short-term debt, and investment activity in non-utility businesses.  The Accounting measures further include separation of the Treasurer and Chief Financial Officer functions; reporting on specific opportunities for improvement in accounting and recordkeeping practices; reconciliation of accruals with payments/refunds for vendors; reconciliation of Federal and State Income Tax returns with amounts recorded on the books; adherence to Commission record-retention policies; exploration of opportunities for new lines of  bank credit; and development of a succession plan for key employees.  Continued use of the hypothetical capital structure referred to above is conditioned on the Company’s adherence to a series of conditions set forth in the Joint Proposal and adopted by the May Order.

Pursuant to the May Order, if the Company is deficient in any of the enumerated obligations, it will incur a regulatory liability for the benefit of customers, determined in accordance with a matrix set forth in the May Order.  The matrix groups different types of deficiencies according to their perceived seriousness and assigns different amounts to those different categories.  The minimum amount that can be incurred for a single deficiency is $9,000 and the maximum amount that can be incurred for a series of failures is $519,000.

To enhance interest in an acquisition of the Company by a responsible purchaser, the Joint Proposal included, and the Commission adopted, a “Merger Package” consisting of a series of commitments from and to a prospective buyer.  Among these measures are an opportunity to “freeze” rates for a three-year period, an increase in the earnings threshold, removal of certain requirements that are intended to apply only if the Company is not sold, and options for passing back to customers the $1.4 million of costs identified in the Joint Proposal as attributable to excessive gas costs.

On May 24, 2006, the Company agreed unconditionally to accept and abide by the terms and conditions of the May Order and the new rates authorized by the May Order went into effect as of June 1, 2006.

Critical Accounting Policies

The Company’s most significant accounting policies are described below. It is increasingly important to understand that the application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company.

Accounting for Utility Revenue and Cost of Gas Recognition. The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed, as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company’s tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, the Company periodically adjusts its rates to reflect increases and decreases in the cost of gas. Annually, the Company reconciles the difference between the total gas costs collected from customers and the cost of gas. The Company defers any excess or deficiency and subsequently either recovers it from, or refunds it to, customers over the following twelve-month period.  To the extent estimates are inaccurate; a regulatory asset on the balance sheet is increased or decreased.

Accounting for Regulated Operations - Regulatory Assets and Liabilities.  A significant portion of the Company’s business is subject to regulation. The Company’s regulated utility records the results of its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as “regulatory” assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Post-Retirement Benefits.  The amounts reported in the Company’s financial statements related to its pension and other post-retirement benefits are determined on an actuarial basis, which uses many assumptions in the calculation of such amounts.  These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits.  Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements experienced by the Company.  However, the Company expects to recover substantially all of its net periodic pension and other post-retirement benefit costs attributed to employees in its Utility segment in accordance with the applicable regulatory commission authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act).  In this respect, the words “estimate”, “project”, “anticipate”, “expect”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements.  All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.  A number of important factors affecting the Company’s business and financial results could cause actual results to differ materially from those stated in the forward-looking statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to interest rate risk arises from borrowing under short-term debt instruments.  At June 30, 2006, these instruments consisted of a term loan and bank credit line borrowings outstanding of $5,800,000.  The interest rate (prime rate as published in the Wall Street Journal) on these lines was 8.25 percent at June 30, 2006.

Item 4 - Controls and Procedures

a.  Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this quarterly report Form 10-Q the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15).  Based upon that evaluation, or Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

b.  Changes in Internal Controls.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99.1	Amended and Restated Employment Agreement by and between Coring Natural Gas Corporation and Thomas K. Barry executed December 14, 2000.

99.2.	Amended and Restated Employment Agreement by and between Coring Natural Gas Corporation and Kenneth J. Robinson executed December 14, 2000.

99.3.	Amended and Restated Survivor Benefit Deferred Compensation Agreement by and between Corning Natural Gas Corporation and Thomas K. Barry executed December 14, 2000.

99.4.	Amended and Restated Survivor Benefit Deferred Compensation Agreement by and between Corning Natural Gas Corporation and Kenneth J. Robinson executed December 14, 2000.

99.5.	Amended and Restated Severance Agreement by and between Corning Natural Gas Company and Thomas K. Barry executed December 14, 2000.

99.6.	Amended and Restated Severance Agreement by and between Corning Natural Gas Company and Kenneth J. Robinson executed December 14, 2000.

99.7.	Assignment Agreement by and between Corning Natural Gas Corporation and Thomas K. Barry executed July 10, 2001.

99.8.	Assignment Agreement by and between Corning Natural Gas Corporation and Kenneth J. Robinson executed July 10, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:
August 14, 2006
/s/ Thomas K. Barry
Thomas K. Barry, Chairman of the Board, President and CEO

Date:
August 14, 2006
/s/ Kenneth J. Robinson
Kenneth J. Robinson, Executive Vice President

Date:
August 14, 2006
/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer