Form 10-K
period 2006-09-30
CORNING NATURAL GAS CORP
filed 2006-12-29
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act YES [X] NO [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer [ ] Accelerated Filer [ ] Non-Acccelerated Filer   [X]

Indicate by check mark whether registrant is a shell company YES [ ] NO [X]

Revenues for 12 month period ended September 30, 2006 $29,063,000

The aggregate market value of the 431,852 shares of the Common Stock held by non-affiliates of the Registrant at the $16.30 average of bid and asked prices as of December 1, 2006 was $6,477,780.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2006 - 506,918.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the twelve month period ended September 30, 2006, and definitive proxy statement and notice of annual meeting of shareholders, dated March 2007 are incorporated by reference into Part I, Part II and Part III hereof.

Information contained in this Form 10-K and the Annual Report to shareholders for fiscal 2006 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

<PAGE 1>

Table of Contents

For the Fiscal Year Ended September 30, 2006

	Contents

	Part I	Page
Item 1	Description of Business	2
	Business Development	2
	Business of Issuer	3
Item 2	Description of Property	4
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	4

	Part II
Item 5	Market for the Registrant's Common Equity and Related
	Stockholder Matters	6
Item 6	Selected Financial Data	7
Item 7	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 7A	Quantitative and Qualitative Disclosures about Market Risk	15
Item 8	Financial Statements	15
Item 9	Changes In and Disagreements with Accountants on
	Accounting and Financial Disclosure	15
Item 9A	Controls and Procedures	16
Item 9B	Other Information	19

	Part III
Item 10	Directors, Executive Officers of the Registrant	12
Item 11	Executive Compensation	20
Item 12	Security Ownership of Certain Beneficial Owners and Management	20
Item 13	Certain Relationships and Related Transactions	20
Item 14	Principal Accountant Fees and Services	20

	Part IV
Item 15	Exhibits	21
	Signatures	23

<PAGE 2>

CORNING NATURAL GAS CORPORATION

FORM 10-K

For the 12 Month Period Ended September 30, 2006

Part I

ITEM 1 - DESCRIPTION OF BUSINESS

(a) Business Development

Corning Natural Gas Corporation (the "Company" or "Registrant"), incorporated in 1904, is a natural gas utility. The Company distributes through its own distribution and transmission network to residential, commercial, industrial and municipal customers in the Corning, New York area and to two other gas utilities which service the Elmira and Bath, New York areas. The Gas Company is under the jurisdiction of the Public Service Commission of New York State which oversees and sets rates for New York gas distribution companies.

Discontinued Operations

Corning Natural Gas Appliance Corporation, "The Company," in August 2006, executed an Asset Purchase Agreement to transfer ownership of the Prudential Ambrose & Shoemaker Real Estate Company to Better Living, Inc. The company will continue to be operated by the new owner as Prudential Ambrose & Shoemaker Real Estate and as a Prudential franchise.

The sale of the company was the result of long negotiations between the Company and two other potential buyers. The final agreement with Better Living, Inc. was determined to be in the best interest of the Company when considering the restrictions placed on the Company.

The sale of the real estate company resulted in all of the assets, furniture, fixtures, receivables and pending contracts being transferred to the new owner. The sale price for the real estate company was $825,000 cash. Other potential purchasers had tied the sale price to potential future earnings of the company as well as a requirement that "The Company" carry a note for a portion of the purchase price.

During the negotiations for the sale of the real estate company, the successful buyer expressed no interest in ownership of the Corning Mortgage Company, which was a mortgage banking company owned by Corning Natural Gas Appliance Corporation as a subsidiary. Since the mortgage company was not currently conducting any business and existed as a name only, it was determined to have no value in the sale and was excluded from the transaction. It was subsequently dissolved as a company.

<PAGE 3>

(b) Business of Issuer

 The Company is a local distribution company and has contracted for a gas supply portfolio from various sources to provide the commodity to the city gates. The Company maintains storage capacity of approximately 586,000 Dth. The Company has a contract with Virginia Power Energy Marketing (VPEM) to manage our capacity and storage assets. The contract is in place from April 2006 through March 2007 with some fixed price contracts for gas with Virginia Power Energy Marketing, Inc. that extend into the fall of 2007.

The Company has secured the required fixed price and storage gas supply for the winter season and is managing our forecasting process to assure that we follow our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve our approximately 14,500 customers.

(2) The Gas Company is franchised to supply gas service in all of the political subdivisions in which it operates.

(3) Since the Gas Company's business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales vary depending on variations in temperature, but the Company's Weather Normalization Clause (WNC) serves to stabilize net revenue from the effects of temperature variations. The WNC allows the Company to adjust customer billings to compensate for changes in net revenue caused by weather.

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

Limited competition from oil still exists in the industrial market. The Gas Company has been able to counteract this competition through several mechanisms, including providing customers the option of transporting their own gas. The Gas Company's transportation rate is equal to the lowest unit rate of the appropriate rate classification, exclusive of gas costs; hence the profit margin is maintained.

<PAGE 4>

(6) The Gas Company believes compliance with present federal, state and local provisions relating to the protection of the environment will not have any material adverse effect on capital expenditures, earnings and financial position of the Company and its subsidiary.

(7) Forty-eight persons were employed by the Company in 2006 and sixty in 2005.

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

The Gas Company's pipeline system is thoroughly surveyed each year in compliance with federal and state regulations. Any deficits found are corrected as mandated. Approximately 325 miles of distribution main, 15000 services, and 86 regulating station, along with various other properties are owned by the Gas Company, except for one short section of 10" gas main that is under long term lease and is used primarily to serve Corning Incorporated. All of the above described property, which is owned by the Gas Company, is adequately insured and is subject to the lien of the Company's first mortgage indenture.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, nor is the Company aware of any problems of any consequence which it anticipates may result in legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

<PAGE 5>

Additional Item

Executive Officers of the Registrant

(Including Certain Significant Employees)
Name	Age	Business Experience
Michael German	56	President & C.E.O.

Joel Moore	49	Vice President of Operation
Fi Sarhangi	48	Chief Financial Officer & Treasurer

Stanley G. Sleve	56	Vice President-Administrations
		& Corporate Secretary
Term of office is one year. (Normally from February to February)

<PAGE 6>

Part II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market, on which the Registrant's common stock is traded, is the NASDQ. The range of high and low bid quotations for each quarterly period during the past two years, the amount and frequency of dividends, and a description of restrictions upon the Registrant's ability to pay dividends, appear in the table below. The number of stockholders of record of the Registrant's Common

Stock was 271 at September 30, 2006. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.
MARKET PRICE - (OTC)			Dividend
Quarter Ended	High	Low	Declared

December 31, 2004	14.00	9.50	0.00
March 31, 2005	13.00	10.60	0.00
June 30, 2005	16.00	10.80	0.00
September 30, 2005	16.00	14.45	0.00
December 31, 2005	18.00	14.25	0.00
March 31, 2006	15.50	13.54	0.00
June 30, 2006	15.00	13.26	0.00
September 30, 2006	16.95	14.00	0.00

<PAGE 7>

Under the terms of a $4,700,000 senior note issued September 5, 1997, the Company may not declare or pay any dividend, or cause any other payment from retained earnings except to the extent that consolidated tangible net worth of the Company exceeds $2,000,000.

ITEM 6 - SELECTED FINANCIAL DATA
	2006	2005	2004	2003	2002
Total assets	$ 27,337,692	$ 31,881,286	$ 28,945,311	$ 30,735,916	$ 28,853,981
Long-term debt, less current installments	$ 8,646,842	$ 9,259,857	9,670,263	10,539,867	10,593,738
Summary of earnings:
Utility operating revenue	$ 26,921,164	$ 22,877,858	$ 21,995,505	$ 20,561,927	$ 17,241,615
Total operating expenses and taxes	28,512,146	21,177,838	20,660,186	19,598,325	16,120,931
Net utility operating income	(1,590,982)	1,700,020	1,335,319	963,602	1,120,684
Other income	205,090	88,083	124,967	17,853	24,696
Interest expense-regulated	1,594,678	1,294,782	1,185,000	1,189,816	926,868
Income from discontinued Ops	(635,382)	133,209	337,583	116,849	307,641
Net Income	$(3,615,952)	$ 626,530	$ 612,869	$(91,512)	$ 526,153
Number of common shares	506,918	506,918	506,918	482,900	460,000
Earnings per common share	$ (7.12)	$ 1.25	$ 1.22	$(0.19)	$ 1.14
Dividends paid per common share	$ 0	$ 0	$ 0	$ 0	$ 0.65
Statistics (unaudited)-
Gas delivered (MMcf )
Residential	945	1,115	1,116	1,179	997
Commercial	247	270	298	325	263
Other utilities	276	313	340	404	300
Transportation deliveries	6,388	7,450	6,947	6,364	5,978
Total deliveries	7,856	9,148	8,701	8,272	7,538
Number of customers-end of period	14,345	14,344	14,378	14,316	14,388
Average Mcf use per residential customer	90.6	107.0	109.2	119.3	93.8
Average revenue per residential customer	$ 1,508.42	$ 1,242.03	$ 1,167.69	$ 1,158.90	$ 897.71
Number of degree days (1)	6,882	7,109	6,918	7,434	5,629
Percent (warmer) colder than avg.	(1.0)	3.2	1.7	8.3	(13.1)
Peak day deliveries (Mcf )	50,963	58,327	53,922	52,753	52,467
Number of rental appliances in service	0	0	0	0	6,179
Miles of mains	406.0	404.7	404.3	403.9	402.3
Investment in gas plant (at cost)	$ 28,480,707	$ 26,826,478	$25,749,195	$24,953,757	$ 23,980,978
Stockholders' equity per share	5.22	9.93	9.54	7.17	9.06

<PAGE 8>

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company's primary business is natural gas distribution. We serve approximately 14,500 customers through 400 miles of pipeline. Our service territory is saturated with very little residential growth. Growth opportunities exist in the industrial market, as well as connecting to local gas production. Increased focus will be given to efficient operations and improving infrastructure. Key performance indicators are net income, cash flow and rate of return. Other indicators that are tracked include leak repair, main and service replacements and customer service metrics.

Earnings

2006 compared with 2005. Consolidated earnings amounted to a loss of $3,615,952 or $(7.13) per share in 2006 compared to earnings of $626,530 or $1.24 per share in 2005. The decrease in earnings is primarily due to one time items associated with the Company's restructuring ($1,885,341) including the failed C&T merger and severance and related costs for former senior officers. Secondarily, earnings were negatively impacted by a loss of revenue from local producers ($618,727). In addition, there was $1,400,000 penalty imposed by Public Service Commission on the Company for its gas purchasing practices. Finally, there was a significant loss on the sale and final disposition of non- utility enterprises.

2005 compared with 2004. Consolidated earnings amounted to $626,500 or $1.24 per share in 2005 compared to earning of $612,900 or $1.21 per share in 2004. The increase is the result of a significant utility increase in local production revenue partially offset by a decrease in non-utility earnings due to the discontinued operations of Tax Center and Foodmart and a $33,000 reduction in Mortgage earnings due to changing real estate market and competitive products.
Earnings (Loss) by Segment
	2006	2005	2004
Utility (continued operation)	$ (2,980,570)	$ 493,320	$ 275,286
Discontinued Operations	(635,382)	133,210	337,593
Total Consolidated	$ (3,615,952)	$ 626,530	$ 612,879

<PAGE 9>

Revenue
Utility Operating Revenue
	2006	2005	2004
Retail Revenue:
Residential	$ 15,665,743	$12,962,578	$12,213,611
Commercial	3,588,626	2,678,898	2,835,696
Industrial	344,250	229,492	249,490
	19,598,619	15,870,968	15,298,797
Transportation	2,654,669	2,700,204	2,820,827
Wholesale	3,912,815	2,954,559	3,250,042
Local Production	310,293	929,020	81,447
Other	444,768	423,107	544,392
	$ 26,921,164	$22,877,858	$21,995,505

2006 compared with 2005. Utility operating revenue increased $4,043,306 or 15 percent due primarily to an increase in cost of gas partially offset by a decrease in revenue from local producers.

2005 compared with 2004. Utility operating revenue increased $882,300 or 4 percent due primarily to an increase in local production revenue. Additionally, revenue increased because of higher gas costs. Gas costs are charged to customers through the Company's Gas Adjustment Clause discussed in note 1(d) to the financial statements.

<PAGE 10>

Non-Utility Revenue

2006 compared with 2005. The non utility operations were sold in fiscal year 2006 and the results were included in "Discontinued Operation" segment.

2005 compared to 2004. Non-utility revenue by operating segment can be found in note 2 to the financial statements. Non-utility revenue in 2005 decreased by $1,295,300 or 26 percent due to discontinued operations of Tax Center and Foodmart Plaza. There was a decrease in revenue from the Corning Realty segment of $424,800 or 11 percent due to competition from other providers.

Operating Expenses

Utility

2006 compared with 2005. Purchase gas expense increased $4,938,935 or 25 percent in 2006. The Company's average cost of gas, including reconciliation amounts increased to $12.57 per mcf from $8.15 per mcf the previous year due to new regulatory requirements and increased company focus on infrastructure. Other operating and maintenance expense increased 15 percent. Depreciation expense increased to $517,123 due to increased investment in plant.

2005 compared with 2004. Purchase gas expense increased $378,000 or 2.7 percent in 2005. The Company's average cost of gas, including reconciliation amounts increased to $8.15 per mcf in 2005 from $7.20 per mcf the previous year. Other operating and maintenance expense decreased 4 percent due to cost containment measures implemented. Depreciation expense increased 11 percent to $513,925 due to increased investment in plant.

Non-Utility

2006 compared with 2005. The non-utility operations were sold in fiscal year ending September 2006 and the results are included in Discontinued Operation section. Therefore the periods are not comparable.

2005 compared with 2004. Corning Realty commission expense decreased $126,000 or 32 percent as a result of reduced revenue. Realty occupancy and advertising expenses decreased $57,000 due to cost containment measures.

<PAGE 11>

Investment Income

Investment income increased by $117,007 to $205,090 in 2006 versus $88,083 in 2005. 2005 was $36,900 less than 2004. The increase in 2006 was due to changes in interest bearing gas cost reconciliation amounts due from customers as well as realized gains and losses on a trust fund established to fund post-retirement compensations to certain officers.

Operating Segments

A description of the Company's operating segments can be found in note 2 to the financial statements, which also contains the results by segment for fiscal years 2005, 2004 and 2003.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain on sale of securities, deferred income taxes and losses on sale of discontinued operations. In the utility segment, over or under recovered gas costs significantly impacts cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows from investing activities consist primarily of capital expenditures. Capital expenditures have historically exceeded $1 million annually and the same is expected in the coming year. Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For consolidated operations, the Company had $6,600,000 during 2006 available through lines of credit at local banks, the terms of which are disclosed in note 6 to the financial statements. The amount outstanding under these lines at September 30, 2006 is $6,600,000. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account, membership interest in Corning Realty Associates, LLC and proceeds from the note agreement. In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. The Company relies heavily on its credit lines and a large portion is utilized throughout the entire year.

The Company has outstanding $10,571,879 in long term debt. It repaid $1,149,601 in 2006 consistent with requirements in the debt instruments.

In order to purchase gas supplies for the winter 2006-2007 season, the Company entered in to a gas asset management contract with Virginia Power Energy Marketing Inc. where VPEM purchased gas on behalf of the Company and injected that gas in to storage. At the request of VPEM on November 30th, 2006 Richard Osborne, Chairman of the Company, posted a letter of credit with VPEM to facilitate the payment for gas. This letter of credit allows the Company to resume normal payment for its gas purchases. This will allow the Company to begin collecting from customers before paying for its gas (25 days following the end of the month the gas is purchased).

The Company has no off balance sheet requirements.

<PAGE 12>

Contractual Obligation

Long-term Debt

The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2006, 2005 and 2004:

			2006	2005	2004

Unsecured senior note - 7.9%, due serially with annual payments of
$355,000 beginning on September 1, 2006 through 2016 and $795,000 due in 2017			$ 4,345,000	$ 4,700,000	$4,700,000
First mortgage bonds - 8.25%, series all due 2018, secured by
substantially all utility plant			3,100,000	3,100,000	3,100,000
Unsecured senior note - 9.83%, due serially with annual payments of
$100,000 beginning on September 1, 2007 through 2015 and $700,000 due in 2016			1,600,000	1,600,000	1,600,000
Mortgage note - 8.02% monthly installments through April 2008			----	----	----
Term Loan - variable rate 1/2 point below prime, monthly
installments through August 2010			1,456,662	1,836,666	----
Unsecured promissory note - 6.5%, due 2012, with annual
payments of $7,850			----	54,950	62,800
Note payable - 6.5% monthly installments through January 2004 secured
by assets of Corning Realty			----	----	----
Note payable - 6.25% monthly installments through January 2009 secured
by assets of Corning Realty			----	158,500	8,727
Mortgage note - 6.25% monthly installments through 2010			70,217	76,364	83,545
Note payable - at prime rate, 4.00% at September 2005, due December 31, 2005			----	125,000	125,000
Note payable - at prime rate, 4.00% at September 2005, due December 31, 2005				70,000	70,000
Total long-term debt			$ 10,571,879	11,721,480	9,950,072

Less current installments			1,925,037	2,449,056	79,999
Less current installments-	discontinued	operations	----	12,567	4,810
Long-term debt less current installments			8,646,842	9,259,857	9,865,263

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2005 are as follows:

2007	$1,925,037	2008	$522,125	2009	$478,001
2010	$483,886	2011	and thereafter $7,240,700

<PAGE 13>

Lines of Credit

The Company has consolidated lines of credit with local banks to borrow up to $6,600,000 on a short-term basis. Borrowings outstanding under these lines were $6,550,000, $6,600,000 and $6,325,000 at September 30, 2006, 2005 and 2004, respectively. The maximum amount outstanding during the year ended September 30, 2006, 2005 and 2004 was $6,600,000, $6,600,000 and $7,200,000 respectively. The lines of credit are unsecured and payable on demand with interest at rates which range from the prime rate (8.25%) on September 30, 2006) to the prime rate less 3/4%. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account, membership interest in Corning Realty Associates, LLC and proceeds from the note agreement. In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. The weighted average interest rates on outstanding borrowings during fiscal 2006, 2005 and 2004 were 6.49%, 4.92% and 3.35% respectively.

The Company has no off balance sheet arrangements.

Interest Rate Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2006, these instruments consisted of a term loan and bank credit line borrowings outstanding of $6,600,000. The interest rate (prime) on this loan and these lines was 6 percent at September 30, 2005 and 8.25 percent in 2006. A 1 percent change upward in the prime rate would change interest costs by $66,000.

Regulatory Matters

On May 22, 2006, the New York Public Service Commission (the "Commission") issued a decision in three proceedings involving the Company: Case 05-G-1359, to examine the Company's October 31, 2005 filing for increased rates; Case 05-G-1268, to review the Company's practices particularly relating to natural gas supply and Case 04-G-1032 to consider the Company's request for deferral and recovery of costs formerly allocated to the appliance business that has been sold in 2003. The decision, entitled "Order Setting Gas Delivery Service Rates, Adopting Performance Targets and Incentives, Allowing Deferral and Rate Recovery of Certain Costs, and Crediting Customers with $1.4 Million of Prior Gas Commodity Costs" (the "May Order"), resolved the issues presented in the three proceedings.

In its May Order, the Commission authorized the Company to increase its base rates for natural gas service by approximately $2.7 million. The May Order allowed rates to become effective as of June 1, 2006. For financial purposes rates went in to effect October 1, 2006 and revenues collected as a result of early implementation (June1st through September 30th) are subject to refund in 2007. The Commission granted recovery of approximately $2.63 million of deferred costs associated with appliance business, offsetting that against a $1.4 million one time gas supply disallowance expense. This expense was recognized in the quarter and fiscal year ended September 30th, 2006.

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

<PAGE 14>

Accounting for Utility Revenue and Cost of Gas Recognition

The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed, as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company does not currently anticipate adopting unbilled revenue recognition and does not believe it would have a material impact in financial results. The Company's tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, the Company periodically adjusts its rates to reflect increases and decreases in the cost of gas. Annually, the Company reconciles the difference between the total gas costs collected from customers and the cost of gas. The Company defers any excess or deficiency and subsequently either recovers it from, or refunds it to, customers over the following twelve-month period. To the extent estimates are inaccurate, a regulatory asset on the balance sheet is increased or decreased.

Accounting for Regulated Operations - Regulatory Assets and Liabilities

All of the Company's business is subject to regulation. The Company's regulated utility records the results of its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Post-Retirement Benefits

The amounts reported in the Company's financial statements related to its pension and other post-retirement benefits are determined on an actuarial basis, which uses many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements experienced by the Company. However, the Company expects to recover substantially its entire net periodic pension and other post-retirement benefit costs attributed to employees in its Utility segment in accordance with the applicable regulatory commission authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

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

<PAGE 15>

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2006, these instruments consisted of a term loan and bank credit line borrowings outstanding of $6,550,000. The interest rate (prime less 1/2 point) on this loan and these lines was 8.25 percent during September 2006.

ITEM 8 - FINANCIAL STATEMENTS

The following financial statements are filed with this Form 10-K:

Reports of Rotenberg & Co. LLP, Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Balance Sheets as September 30, 2006 and 2005

Statements of Income for the years ended September 30, 2006, 2005 and 2004

Statements of Stockholder's Equity for the years ended September 30, 2006, 2005 and 2004

Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004

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

<PAGE 16>

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

<PAGE 17>

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2006. We reviewed the results of management's assessment with our Finance and Audit Committee.

Management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by Rotenberg & Co. LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

<PAGE 18>

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

<PAGE 19>

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

Richard Osborne               Chairman of the Board of Directors

                              Corning Natural Gas Corporation

                              330 W. William Street

                              P.O. Box 58

                              Corning, New York 14830

<PAGE 20>

ITEM 11 - EXECUTIVE COMPENSATION

The information required regarding the compensation of the executive officers will be incorporated in the proxy to be filed in 2007.

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

<PAGE 21>

Exhibit Name of Exhibit

3	A copy of the Corporations Articles of Incorporation,
As currently in effect, including all amendments, was
Filed with the Company's Form 10-KSB for December 31, 1987.
3	A copy of the Corporations complete by-laws, as
Currently in effect, was filed with the Corporations
Report on Form 10-QSB for the quarter ended March 31, 1984.
10	A copy of the "Agreement Between Corning Natural Gas
Corporation and Local 139", dated September 1, 1998
Was filed with Form 10-KSB for December 31, 1998.
10 *	Consulting Agreement and Employment Contracts with
Three executive officers were filed with the Company's
Form 10-KSB for December 31, 1987.
10	A copy of the Service Agreement with CNG
Transmission Corporation was filed with the Company's
Form 10-KSB for December 31, 1993.
10	A copy of the Sales Agreement with Bath Electric, Gas
and Water was filed with the Company's Form 10-KSB for
December 31, 1989.

<PAGE 22>

10	A copy of the Transportation Agreement between the
Company and New York State Electric and Gas Corporation
Was filed with the Company's Form 10-KSB for December 31, 1992.
10	A copy of the Transportation Agreement between the
Company and Corning Incorporated was filed with the
Company's Form 10-KSB for December 31, 1992.
10	A copy of the Service Agreement with Columbia Gas
Transmission Co. was filed with the Company's
10-KSB for December 31, 1993.
13	A copy of the Corporations Annual Report to Shareholders for 2005, is filed herewith.
Shareholders for 2005, is filed herewith.
22	Information regarding the Company's sole subsidiary was
Filed as Exhibit 22 with the Company's Form 10-KSB for
The period ended December 31, 1981.
28	Corning Natural Gas Corporation Proxy Statement is filed herewith.
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael German
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
99	Order from the U.S. Bankruptcy Court, Northern District of New York
Re: Approval of Acquisition of Finger Lakes Gas Company was filed
With the Company's 10-KSB for the period ended December 31, 1995.
99	Order from the Public Service Commission of New York State re:
Approval of Acquisition of Finger Lakes Gas Company was filed with
The Company's 10-KSB for the period ended December 31, 1995.

* Indicates management contract or compensatory plan or arrangement

<PAGE 23>

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

Date December 29, 2006 /s/ Michael German

Michael German, President, C.E.O.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date December 29, 2006 /s/ Fi Sarhangi

Fi Sarhangi, Chief Financial Officer & Treasurer

Date December 29, 2006 /s/ Michael German

Michael German, President and C.E.O.

Date December 29, 2006 /s/ Thomas Smith

Thomas Smith, Chairman of the Audit Committee

<PAGE 24>

Corning Natural Gas Corporation Certification under Section 906 of the Sarbanes/Oxley Act-filed as part of the 10-K for Year Ended September 30, 2006.

Presented on signature page of 10-K

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Corning Natural Gas Corporation (the "Company") that the Annual Report of the Company on Form 10-K for the period ended September 30, 2006 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: December 29, 2006
/s/ Michael German

Michael German, President & Chief Executive Officer

<PAGE 25>

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Michael German, certify that:

1. I have reviewed this annual report on Form 10-K of Corning Natural Gas Corporation;

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

Date: December 29, 2006
/s/ Michael German

Michael German, President and Chief Executive Officer

<PAGE 26>

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Fi Sarhangi, certify that:

1. I have reviewed this annual report on Form 10-K of Corning Natural Gas Corporation;

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
Date: December 29, 2006
/s/ Fi Sarhangi

Fi Sarhangi, Chief Financial Officer & Treasurer

<PAGE 27>

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

Assets	September 30, 2006	September 30, 2005

Plant:
Utility property, plant and equipment	$28,480,707	$26,826,478
Non-utility property, plant and equipment	0	392,241
Non-utility assets - discontinued operations	177,230	180,930
Less: accumulated depreciation	(10,770,476)	(10,567,331)
Total plant utility and non-utility net	17,887,461	16,832,318

Investments:
Marketable securities available-for-sale at fair value	2,662,009	2,440,237
Investment in joint venture and associated companies	0	185,719
Total investments	2,662,009	2,625,956

Current assets:
Cash and cash equivalents	1,170,070	255,037
Customer accounts receivable, (net of allowance for
uncollectible accounts of $92,000)	1,460,621	1,083,909
Gas stored underground, at average cost	0	3,734,795
Gas inventories	343,286	271,960
Prepaid expenses	717,023	658,857
Current assets - discontinued operations	46,113	309,865
Total current assets	3,737,113	6,314,423

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	2,391,749	3,090,280
Deferred pension and other	202,448	394,606
Goodwill (net of accumulated amortization of $521,294)	0	1,457,117
Unamortized debt issuance cost (net of accumulated
amortization of $269,849 and $259,880)	236,143	254,206
Other	184,437	420,528
Discontinued Operations- other	36,602	491,852
Total deferred debits and other assets	3,051,379	6,108,589

Total assets	$27,337,962	$31,881,286

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2006	September 30, 2005
Capitalization and liabilities:

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 507,000 shares at September 30, 2005
and 2004)	$2,534,590	$2,534,590
Other paid-in capital	959,512	959,512
Retained earnings	(656,229)	2,959,723
Accumulated other comprehensive loss	(192,580)	(1,420,165)
Total common stockholders' equity	2,645,293	5,033,660

Long-term debt, less current installments	8,590,000	9,196,060
Long-term debt, less current installments - discontinued operations	56,842	63,797
Total Long-term debt	8,646,842	9,259,857

Current liabilities:
Current portion of long-term debt	455,000	612,390
Demand Note Payable	1,456,662	1,836,666
Borrowings under lines-of-credit	6,550,000	6,600,000
Accounts payable	1,333,940	270,139
Accrued expenses	1,184,617	745,119
Customer deposits and accrued interest	1,025,907	952,503
Deferred income taxes	434,635	460,055
Other current liabilities - discontinued operations	(63,795)	317,860
Total current liabilities	12,376,966	11,794,732

Deferred credits and other liabilities:
Deferred income taxes	275,320	837,727
Deferred compensation	2,157,407	1,910,686
Deferred pension costs & post-retirement benefits	620,504	2,429,958
Other	577,820	265,043
Other deferred liabilites - Deferred federal income taxes discontinued ops	0	192,788
Other deferred liabilites - discontinued operations	37,810	156,835
Total deferred credits and other liabilities	3,668,861	5,793,037

Concentrations and commitments

Total capitalization and liabilities	$27,337,962	$31,881,286

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
For the Years Ended September 30, 2006, 2005 and 2004

	2006	2005	2004

Utility Operating Revenues	$26,921,164	$22,877,858	$21,995,505

Cost and Expense
Natural Gas Purchased	19,426,089	14,487,154	14,109,162
Operating & Maintenance Expense	5,220,256	4,446,785	4,667,765
Restructuring Exp	1,885,341	0	0
Taxes other than Federal Income Taxes	1,086,055	1,293,273	1,336,075
Depreciation	517,123	513,925	463,203
Other Deductions, Net	1,415,619	11,445	21,964
Total Costs and Expenses	29,550,483	20,752,582	20,598,169

Utility Operating Income (Loss)	(2,629,319)	2,125,276	1,397,336

Other Income and (Expense)
Interest Expense	(1,594,678)	(1,294,782)	(1,185,000)
Investment Income	205,090	88,083	124,967

Net Income (Loss) from Utility Operations, Before Income Tax	(4,018,907)	918,577	337,303

Federal Income Tax (Expense) Benefit	1,038,337	(425,256)	(62,017)

Income from Non-Utility Operations, Net of Income Tax	0	0	0

Net Income (Loss) from Continued Operations	(2,980,570)	493,321	275,286

Income (Loss) from Discontinued Operations, Net of Income Tax	(635,382)	133,209	337,583

Net Income (Loss)	(3,615,952)	626,530	612,869
Other Comprehensive Income (Loss)	1,312,728	(429,447)	759,765
Total Comprehensive Income (Loss)	($2,303,224)	$197,083	$1,372,634

Weighted average earnings (Loss) per share-
basic & diluted
From Continued Operations	($5.880)	$0.973	$0.543
From Discontinued Operations	($1.253)	$0.263	$0.666
	($7.133)	$1.236	$1.209

Weighted average shares outstanding	506,918	506,918	506,918

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

Comprehensive				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balances at October 1, 2003	$2,415,000	$790,886	$2,008,540	($1,750,483)	$3,463,943

Comprehensive Income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $9,208	---	---	---	17,874	17,874
Minimum pension liability, net of
income taxes of $382,186	---	---	---	741,891	741,891
Net income	---	---	612,869	---	612,869

Total comprehensive income					1,372,634
Stock dividends	119,590	168,626	(288,216)	---
Balances at September 30, 2004	2,534,590	959,512	2,333,193	(990,718)	$4,836,577

Comprehensive Income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $7,259	---	---	---	64,651	64,651
Minimum pension liability, net of
income taxes of $254,536	---	---	---	(494,098)	(494,098)
Net income	---	---	626,530	0	626,530

Total comprehensive income					197,083
Balances at September 30, 2005	2,534,590	959,512	2,959,723	(1,420,165)	$5,033,660

Comprehensive Income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $53,290	---	---	---	8,606	8,606
Minimum pension liability, net of
income taxes of $ 627,959	---	---	---	1,218,979	1,218,979
Net income	---	---	(3,615,952)	0	(3,615,952)

Total comprehensive income					(2,388,367)
Balances at September 30, 2006	$2,534,590	$959,512	($656,229)	($192,580)	$2,645,293

The components of Accumulated Other Comprehensive Income (Loss) are as follows:
			Years Ended September 30
			2006	2005	2004
Minimum Pension Liability Adjustment			$(361,485)	$(1,580,464)	$(1,086,366)
Net Unrealized Gain on Securities Available for Sale			168,905	160,299	95,648
Accumulated Other Comprehensive Loss			$(192,580)	$(1,420,165)	$(990,718)

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2006 and 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	($3,615,952)	$626,530	$612,869
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	517,123	609,181	589,542
Unamortized debt issuance cost	18,063	9,969	20,909
Gain on sale of marketable securities	(246,229)	(89,903)	(121,647)
Deferred income taxes	378,472	748,234	410,447
(Gain) loss on sale of discontinued operatons	984,550	0	(79,812)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(376,712)	(173,114)	270,802
Gas stored underground	3,734,795	(181,887)	(376,960)
Gas inventories	(71,326)	(30,158)	(10,585)
Prepaid expenses	(58,166)	(39,702)	55,444
Unrecovered gas costs	698,531	(1,832,497)	(106,089)
Deferred pension and other	192,158	217,404	522,976
Other	955,093	(64,030)	(284,510)
Increase (decrease) in:
Accounts payable	1,063,801	(1,085,908)	(723,164)
Accrued expenses	439,498	270,246	(37,795)
Customer deposit liability	73,404	(84,767)	(263,527)
Deferred income taxes	(99,366)	(1,430,999)	1,054,909
Deferred compensation	246,721	232,200	196,056
Deferred pension & post-retirement benefits	(1,809,454)	1,016,546	(945,892)
Other liabilities and deferred credits	(187,903)	541,421	51,682
Net cash (used in) provided by operating activities	2,837,101	(741,234)	835,655

Cash flows from investing activities:
Purchase of securities available-for-sale	(406,580)	(214,282)	(203,939)
Sale of securities available-for-sale	431,037	78,160	22,997
Capital expenditures	(1,654,229)	(1,160,121)	(826,130)
Cash received from sale of discontinued operations	908,113	0	1,283,914
Net cash (used in) provided by investing activities	(721,659)	(1,296,243)	276,842

Cash flows from financing activities:
Proceeds under lines-of-credit	7,937,919	14,975,000	11,100,000
Repayment of lines-of-credit	(7,987,919)	(14,700,000)	(11,325,022)
Proceeds under long-term debt	0	1,900,000	0
Repayment of long-term debt	(1,150,409)	(136,349)	(899,772)
Net cash (used in) provided by financing activities	(1,200,409)	2,038,651	(1,124,794)
Net (decrease) increase in cash	915,033	1,174	(12,297)

Cash and cash equivalents at beginning of period	255,037	253,863	266,160

Cash and cash equivalents at end of period	$1,170,070	$255,037	$253,863

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,216,278	$1,357,307	$1,282,261

Income taxes	$3,000	$212,194	$14,000

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements For the Years Ended September 30, 2006, 2005 and 2004

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

a) Principles of Consolidation and Presentation

The consolidated financial statements include the Company and its wholly owned subsidiary, the Corning Natural Gas Appliance Corporation. The Corning Natural Gas Appliance Corporation owns two businesses, which were sold in August 2006, which have been established as New York State limited liability subsidiary corporations, as follows: Corning Realty Associates, LLC and Corning Mortgage, LLC. Hereinafter the Appliance Corporation and its limited liability subsidiary corporations are collectively referred to as "Appliance Corporation". All significant inter-company accounts and transactions have been eliminated in consolidation. The results of the Appliance Corporation are reported separately as unregulated operations in the consolidated statements of income. Shared expenses are allocated to the Appliance Corporation.

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

(f) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property was 2.3% in 2006, 2.3% in 2005 and 2.5% in 2004. At the time utility properties are retired, the original cost plus costs of removal less salvage, are charged to accumulated depreciation.

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

(h) Marketable Securities

Marketable securities, which are intended to fund the Company's deferred compensation plan, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders' equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss portion, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management's analysis of available market research. In 2006, 2005 and 2004 we sold equity securities for gains of $246,200, $89,900 and $121,600 respectively.

A summary of the marketable securities at September 30, 2006, 2005 and 2004 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
2006
Cash and Equivalents	$308,605	$0	$0	$308,605
Government and Agency Issues	631,704	5,370	0	637,074
Corporate Bonds	308,387	0	10,235	298,152
Mutual Funds	43,844	4,541	0	48,385
Equity Securities	1,091,367	216,396	0	1,307,763
Foreign Assets	22,185	39,845	0	62,030
Total Securities	$2,406,092	$266,152	$10,235	$2,662,009

2005
Cash and Equivalents	$125,779	$0	$0	$125,779
Government and Agency Issues	583,158	0	163	582,995
Corporate Bonds	320,669	0	11,777	308,893
Other Fixed Income	97,218	0	4,530	92,688
Equity Securities	1,114,167	172,917	0	1,287,084
Foreign Assets	27,662	6,158	0	42,799
Total Securities	$2,268,653	$179,075	$16,470	$2,440,237

2004
Cash and Equivalents	$103,374	$0	$0	$103,374
Government and Agency Issues	415,710	4,866	0	420,576
Corporate Bonds	384,642	8,967	0	393,610
Other Fixed Income	95,965	0	1,558	94,406
Equity Securities	900,833	108,541	0	1,009,374
Foreign Assets	27,662	0	222	37,370
Total Securities	$1,928,185	$122,374	$1,780	$2,058,709

(i ) Investment in Joint Venture

The non utility operations were sold in fiscal year ending September 2006 and the results are included in Discontinued Operation section.

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

(l) Dividends

Dividends are accrued when declared by the Board of Directors. A stock dividend of 5% was paid in fiscal 2004.

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

(n) Accounting for Impairment

Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under SFAS No. 144 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 144 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2006, 2005, and 2004.

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

(p) New Accounting Pronouncements

In March 2005, The FASB issued FIN 47, an interpretation of SFAS 143. FIN 47 provides clarification of the term "conditional asset retirement obligation" as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 becomes effective no later than the end of 2006. FIN 47, will not have an effect on the Company's consolidated financial statements.

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

(q) Revenue Taxes

The Company collects state revenue taxes on a gross basis. The amount included in Utility Operating Revenue and Taxes other than Federal Income Taxes was $128,463, $286,801 and $378,993 in 2006, 2005, and 2004 respectively.

(2) Information About Operating Segments

The Company's reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Corning Natural Gas Corporation (the Gas Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Appliance Corporation, Foodmart Plaza, Tax Center, Corning Realty and Corning Mortgage have discontinued operations as discussed in Note 10. Corning Realty was a residential and commercial real estate business with approximately 70 agents operating in three neighboring counties. Corning Mortgage was a mortgage service company working closely with the realty relationship.

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

	Utility	Discontinued Operations
	Gas Company	(5) Corning Realty	(5) Corning Mortgage	(2) Appliance	(3) Tax Center	(4) Foodmart Plaza	Subtotal	Total Consolidated
Revenue:(1)
2006	$ 26,921,164	$ 1,884,716	$ (7,570)	$ 264,590	$ -	$ -	$ 2,141,736	$29,062,900
2005	22,877,858	3,433,059	(13,683)	334,125	-	-	3,753,501	26,631,359
2004	21,995,505	3,857,902	27,988	264,657	568,744	329,504	5,048,795	27,044,300
Transportation Revenue:
2006	2,838,921	0	0	0	0	0	0	2,838.921
2005	2,907,209	0	0	0	0	0	0	2,907,209
2004	3,014,574	0	0	0	0	0	0	3,014,574
Net income (loss):(1)
2006	(2,980,570)	(751,240)	(49,305)	165,163	0	0	(635,382)	(3,615,952)
2005	493,321	131,907	(23,831)	52,241	(27,108)	0	133,209	626,530
2004	275,286	132,466	9,626	57,062	42,078	96,351	337,583	612,869
Interest income:(1)

2006	88,083	0	0	110,081	0	0	110,081	198,164
2005	87,483	0	0	188,363	0	0	188,363	275,846
2004	124,041	0	9	131,464	14,742	3,868	150,083	274,124
Interest expense:(1)
2006	1,594,678	57,220	5,880	5,247	0	0	68,347	1,663,025
2005	1,294,782	68,400	11,277	15,326	0	0	95,003	1,389,785
2004	1,185,000	81,955	8,103	23,365	0	35,280	148,703	1,333,703
Total assets:
2006	27,058,325	9,945	0	269,692	0	0	279,637	27,337,962
2005	28,964,893	1,607,966	178,318	1,130,122	0	0	2,916,406	31,881,299
2004	27,032,685	1,649,103	0	76,115	187,408	0	1,912,626	28,945,311
Capital Expenditures:

2006	1,654,229	0	0	0	0	0	0	1,654,229
2005	1,141,029	19,121	0	0	0	0	19,121	1,160,150
2004	797,640	28,490	0	0	0	0	28,490	826,130
Federal income tax expense:
2006	(1,038,337)	(185,586)	(25,198)	(14,231)	0	0	(225,015)	(1,263,352)
2005	425,256	94,524	(12,127)	26,912	0	0	109,309	534,565
2004	62,017	85,196	6,191	36,700	25,685	62,498	216,270	278,287

(1) Before elimination of intercompany interest.

(2) The Appliance Co. discontinued operations in September 2003.

(3) Tax Center International discontinued operations in October 2004.

(4) Foodmart discontinued operations in July 2004.

(5) Corning Realty and Corning Mortgage discontinued operations in August 2006.

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

(3) Major Customers

The Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results. Total revenue and deliveries to these customers were as follows:

Deliveries	Revenue
	Mcf	%of Total	Amount	% of Total
Corning Inc.
Year ended September 30, 2006	1,793,000	23	$806,000	3
Year ended September 30, 2005	1,497,000	16	$723,000	3
Year ended September 30, 2004	1,489,000	17	$774,000	4
NYSEG
Year ended September 30, 2006	2,605,000	33	$306,000	1
Year ended September 30, 2005	3,833,000	42	$303,000	1
Year ended September 30, 2004	3,223,000	37	$297,000	1
BEGWS

Year ended September 30, 2006	599,000	8	$3,607,000	13

Year ended September 30, 2005	654,000	7	$2,651,000	12

Year ended September 30, 2004	679,000	8	$2,953,000	13

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

Below is a summarization of the Company's regulatory assets as of September 30, 2006, 2005 and 2004:

	2006	2005	2004
Deferred Pension and other:
Pension	167,751	208,121	337,541
Interest	--	57,252	135,240
Insurance	--	93,856	93,856
Uncollectible A/R	34,697	35,377	45,373
	202,448	394,606	612,010

Deferred Debits - accounting for income taxes

Deferred Unrecovered gas costs	2,391,749	3,118,280	1,257,783

Total Regulatory Assets	2,594,197	3,512,886	1,869,793

Unrecovered gas costs : These costs are recoverable over future years and arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1).

The Company expects that regulatory assets other than deferred unrecovered gas costs will be fully recoverable from customers by the end of its next rate case.

Although the Company recovers the cost of its regulatory assets, it does not earn a return on them.

(5) Long-term Debt

The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2006, 2005 and 2004:

	2006	2005	2004

Unsecured senior note - 7.9%, due serially with annual payments of
$355,000 beginning on September 1, 2006 through 2016 and $795,000 due in 2017	$ 4,345,000	$ 4,700,000	$4,700,000
First mortgage bonds - 8.25%, series all due 2018, secured by
substantially all utility plant	3,100,000	3,100,000	3,100,000
Unsecured senior note - 9.83%, due serially with annual payments of
$100,000 beginning on September 1, 2007 through 2015 and $700,000 due in 2016	1,600,000	1,600,000	1,600,000
Mortgage note - 8.02% monthly installments through April 2008	----	----	----
Term Loan - variable rate 1/2 point below prime, monthly
installments through August 2010	1,456,662	1,836,666	----
Unsecured promissory note - 6.5%, due 2012, with annual
payments of $7,850	----	54,950	62,800
Note payable - 6.25% monthly installments through January 2009 secured
by assets of Corning Realty	----	158,500	8,727
Mortgage note - 6.25% monthly installments through 2010	70,217	76,364	83,545
Note payable - at prime rate, 4.00% at September 2005, due December 31, 2005	----	125,000	125,000
Note payable - at prime rate, 4.00% at September 2005, due December 31, 2005	----	70,000	70,000
Total long-term debt	$ 10,571,879	11,721,480	9,950,072

Less current installments	1,925,037	2,449,056	79,999
Less current installments- discontinued operations	----	12,567	4,810
Long-term debt less current installments	8,646,842	9,259,857	9,865,263

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2005 are as follows:

2007	$1,925,037	2008	$522,125	2009	$478,001
2010	$483,886	2011 and thereafter $7,240,700

(6) Lines of Credit

The Company has consolidated lines of credit with local banks to borrow up to $6,600,000 on a short-term basis. Borrowings outstanding under these lines were $6,550,000, $6,600,000 and $6,325,000 at September 30, 2006, 2005 and 2004, respectively. The maximum amount outstanding during the year ended September 30, 2006, 2005 and 2004 was $6,600,000, $6,600,000 and $7,200,000 respectively. The lines of credit are unsecured and payable on demand with interest at rates which range from the prime rate (8.25% on September 30, 2006) to the prime rate less 3/4%. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account, membership interest in Corning Realty Associates, LLC and proceeds from the note agreement. In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. The weighted average interest rates on outstanding borrowings during fiscal 2006, 2005 and 2004 were 6.49%, 4.92% and 3.35% respectively.

(7) Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows:

Continuing Operations	2006	2005	2004
Utility Operations:
Current	$ (1,416,809)	$ (322,978)	$ (348,430)
Deferred	378,472	748,234	410,447
Total	(1,038,337)	425,256	62,017

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% to income before income tax expense) as follows:

	2006	2005	2004
Expected federal tax expense	$ (1,366,428)	$ 574,858	$ 336,591
State tax expense (net of federal)	200,945	(40,293)	(58,304)
Other, net	127,146	----	----

Actual tax expense	$ (1,038,337)	$ 534,565	$ 278,287

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2006	2005	2004
Deferred income tax assets:
Unbilled revenue	$ 37,625	$ 26,228	$ 52,999
Deferred compensation reserve	1,101,308	763,128	670,387
Post-retirement benefit obligations	441,491	414,330	352,310
Comprehensive income	476,822	814,196	670,914
Other	244,507	51,221	141,729

Total deferred income tax assets	2,301,753	2,069,103	1,888,339

Deferred income tax liabilities:
Property, plant and equipment, principally due to
differences in depreciation	2,496,268	2,307,529	2,370,873
Pension benefit obligations	----	44,633	43,740
Deferred expense - allocations	491,062	645,890	329,456
Other	24,378	561,621	824,337

Total deferred income tax liabilities	3,011,708	3,559,673	3,568,406

Net deferred income tax liability	$ 709,955	$1,490,570	$1,680,067

(8) Pension and Other Post-retirement Benefit Plans

In 1997, the Company established a trust to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,662,009, $2,440,237 and $2,058,709 at September 30, 2006, 2005 and 2004, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $2,126,218, $1,910,686 and $1,678,486 at September 30, 2006, 2005 and 2004, respectively. The assets of the trust are available to general creditors in the event of insolvency.

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

The following table shows reconciliations of the Company's pension and post-retirement plan benefits as of September 30:
	Pension Benefits			Post-retirement Benefits
	2006	2005	2004	2006	2005	2004
Change in benefit obligations
Benefit obligation at beginning of year	$13,710,180	$12,269,200	$12,593,920	$1,171,033	$1,147,138	$1,210,278
Service cost	403,538	374,204	354,997	31,223	34,842	35,709
Interest cost	671,644	746,839	727,166	57,266	69,342	68,583
Participant contributions	----	----	----	86,314	64,374	67,262
Actuarial (gain) loss	(1,901,418)	870,123	(402,706)	(230,106)	(22,021)	(45,408)
Benefits paid	(593,488)	(531,511)	(560,158)	(132,843)	(120,374)	(123,029)
Curtailments	----	(18,675)	(444,019)	----	(2,268)	(66,257)
Benefit obligation at end of year	$12,290,456	$13,710,180	$12,269,200	$982,887	$1,171,033	$1,147,138
Change in plan assets
Fair value of plan assets at beginning of year	$9,251,719	$8,854,625	$ 8,279,121	----	----	----
Actual return on plan assets	564,544	680,253	976,746	----	----	----
Company contributions	545,837	248,352	158,916	46,529	56,000	55,767
Participant contributions	----	----	----	86,314	64,374	67,262
Benefits paid	(593,488)	(531,511)	(560,158)	(132,843)	(120,374)	(123,029)
Fair value of plan assets at end of year	$9,768,612	$9,251,719	$ 8,854,625	----	----	----
Funded status	(2,521,844)	(4,458,461)	(3,414,575)	(982,887)	(1,171,033)	(1,147,138)
Unrecognized net actuarial loss / (gain)	1,626,100	3,787,750	3,186,891	(434,397)	(226,990)	(218,925)
Unrecognized PSC adjustment	50,417	90,752	131,087	----	----	----
Unrecognized prior service cost	167,751	208,121	337,541	5,428	10,853	16,278
Unrecognized net transition asset (obligation)	(49,386)	(88,896)	(128,406)	306,470	349,790	393,110
Additional minimum liability	(675,456)	(2,562,764)	(1,943,550)	----	----	----
(Accrued) prepaid benefit cost	$(1,402,418)	$(3,023,498)	$(1,831,012)	$(1,105,386)	$(1,037,380)	$ (956,675)
Accrued contribution	565,226	432,792	367,268	----	----	----
Amounts Recognized in the Balance Sheets Consist of:
(Accrued) / Prepaid pension cost of as beginning of fiscal year	$(3,023,498)	$(1,831,012)	$(2,241,602)	$(1,037,380)	$(956,675)	$(738,740)
Pension (cost) income	(812,065)	(870,171)	(953,955)	(114,535)	(136,705)	(139,302)
Curtailment	----	(70,369)	(239,387)	----	----	(134,400)
Contributions	678,271	432,792	486,184
Change in receivable contribution	(132,434)	(65,524)	(327,268)
Net benefits paid				46,529	56,000	55,767
Change in additional minimum liability	1,887,308	(619,214)	1,445,016
(Accrued) / prepaid pension cost as of end of fiscal year	$(1,402,418)	$(3,023,498)	$(1,831,012)	$(1,105,386)	$(1,037,380)	$(956,675)

Weighted average assumptions used to determine benefit obligation at September 30

Discount rate	6.25%	5.00%	6.25%	5.00%	5.00%	6.25%
Expected return on assets	8.00%	8.00%	8.00%	----	----	----
Rate of compensation increase	4.50%	4.50%	4.50%	----	----	----
Measurement Date	6/30/06	6/30/05	6/30/04

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

	Pension Benefits			Post-retirement Benefits
	2006	2005	2004	2006	2005	2004
Components of net period Benefit cost (benefit) Service Cost	403,538	360,993	379,997	31,223	33,736	35,709
Interest Cost	671,644	750,512	727,166	57,266	70,077	68,583
Expected return on plan assets	(745,084)	(702,181)	(660,479)	----	----	----
Amortization of prior service	40,370	70,713	81,552	5,425	5,425	5,425
Amortization of transition obligation	(39,510)	(39,510)	(39,510)	43,320	43,320	46,740
Amortization of PSC adjustment	40,335	40,335	40,335	----	----	----
FAS88 Recognition - loss on curtailment	----	----	239,387	----	----	----
Amortization of unrecognized actuarial loss (gain)	440,772	326,311	424,894	(22,699)	(21,893)	(17,155)
Net periodic benefit cost (benefit)	$ 812,065	$807,173	$1,193,342	$114,535	$130,665	$139,302
Amounts Recognized in the Balance Sheet Consists of:

Prepaid (Accrued) Benefit Liability	1,146,934	(1,176,261)	(318,574)	(1,323,243)	(1,253,697)	(1,094,838)
Prior Period Adjustment	(273,594)	(208,070)	(206,863)		----	7,730
Regulatory Adjustments	(2,143,324)	(1,573,643)	(1,305,575)	217,857	216,317	130,433
Change in Receivable Contribution	( (132,434)	(65,524)			----	----
Net Amount Recognized at End of Period	(1,402,418)	(3,023,498)	(1,831,012)	(1,105,386)	(1,037,380)	(956,675)
Weighted average assumptions used to determine net period cost at September 30
Discount Rate	6.25%	5.00%	6.25%	5.00%	5.00%	6.25%
Expected Return on Assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of Compensation Increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

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

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Company's most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $368,542, $365,742 and $359,218 for the years ended September 30, 2006, 2005 and 2004 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal $2,143,324, $1,573,641 and $1,305,575 as of September 30, 2006, 2005 and 2004 respectively.

The PSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company's rate case filings and financial reporting period, a regulatory receivable (liability) of ($45,977), ($44,955) and ($38,102) has been recognized at September 30, 2006, 2005 and 2004 respectively.

The Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the "Savings Plan"). All non-union employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For non-union employees, the Company will match one-half of the participant's contribution up to a total of 3% of the participant's wages. The Company contribution to the plan was $42,850 in 2006, $35,337 in 2005 and $37,184 in 2004.

(9) Commitments

The Company is a local distribution company and has contracted for gas supply portfolio from various sources to provide the commodity to the city gates. The Company maintains storage capacity of approximately 586,000 Dth. The Company has a contract with Virginia Power Energy Marketing (VPEM) to manage our capacity and storage assets. The contract is in place from April 2006 through March 2007 with some fixed price contracts for gas with Virginia Power Energy Marketing, Inc. that extend into the fall of 2007.

The Company has secured the required fixed price and storage gas supply for the winter season and is managing our forecasting process to assure that we follow our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve our, approximately 14,500 customers.

(10) Discontinued Operations

Corning Natural Gas Appliance Corporation in August 2006, executed an Asset Purchase Agreement to transfer ownership of the Prudential Ambrose & Shoemaker Real Estate Company to Better Living, Inc. The real estate company will continue to be operated by the new owner as Prudential Ambrose & Shoemaker Real Estate and as a Prudential franchise.

The sale of the real estate company resulted in all of the assets, furniture, fixtures, receivables and pending contracts being transferred to the new owner. The sale price for the real estate company was $825,000 cash. Other potential purchasers had tied the sale price to potential future earnings of the company as well as a requirement that the Appliance Corporation carry a note for a portion of the purchase price.

During the negotiations for the sale of the real estate company, the successful buyer expressed no interest in ownership of the Corning Mortgage Company, which was a mortgage banking company owned by the Appliance Corporation as a subsidiary. Since the mortgage company was not currently conducting any business and existed as a name only, it was determined to have no value in the sale and was excluded from the transaction, to be dissolved as a company.

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

The assets of the Appliance Corporation were sold in mid-September 2003 to a small group of primarily local investors. The assets, which consisted primarily of rented appliances in service, inventory, displays, equipment and vehicles, were sold for $1,992,400 including the $240,000 discussed below. The Company received $1,152,400 in cash and loaned the new company $600,000 with interest at the rate of 6.25% which will be amortized and paid within five years. The remaining $240,000 will be paid in $80,000 increments at the conclusion of each of three years if the newly formed company attains specific revenue levels during each of those three periods. The Company experienced a pre-tax profit of $364,740 on the sale of this business of which $124,740 was earned during fiscal 2003 and $80,000 was earned in 2004. An additional $80,000 will be earned in each of the years 2005 and 2006 if revenue levels meet expectations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Corning Natural Gas Corporation and Subsidiary Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Corporation and Subsidiary as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corning Natural Gas Corporation and Subsidiary as of September 30, 2006 and 2005, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Rotenberg & Co., LLP Rochester, New York December 22, 2006

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
SUMMARY OF FINANCIAL AND OPERATING STATISTICS
	2006	2005	2004	2003	2002
Total assets	$27,337,962	31,881,286	28,945,311	30,735,916	28,853,981
Long-term debt, less current installments	$8,646,842	9,259,857	9,670,263	10,539,867	10,593,738
Summary of earnings:
Utility operating revenue	$26,921,164	22,877,858	21,995,505	20,561,927	17,241,615
Total operating expenses and taxes	28,512,146	21,177,838	20,660,186	19,598,325	16,120,931
Net utility operating income	(1,590,982)	1,700,020	1,335,319	963,602	1,120,684
Other income	205,090	88,083	124,967	17,853	24,696
Interest expense-regulated	1,594,678	1,294,782	1,185,000	1,189,816	926,868
Income from Discontinued Operations	(635,382)	133,209	337,583	116,849	307,641
Net Income (loss)	$(3,615,952)	626,530	612,869	(91,512)	526,153
Number of common shares	506,918	506,918	506,918	482,900	460,000
Earnings per common share	$(7.12)	1.25	1.22	(0.19)	1.14
Dividends paid per common share	$0	0	0	0	0.65
Statistics (unaudited)-
Gas delivered (MMcf)
Residential	945	1,115	1,116	1,179	997
Commercial	247	270	298	325	263
Other utilities	276	313	340	404	300
Transportation deliveries	6,388	7,450	6,947	6,364	5,978
Total deliveries	7,856	9,148	8,701	8,272	7,538
Number of customers-end of period	14,345	14,344	14,378	14,316	14,388
Average Mcf use per
Residential customer	90.6	107.0	109.2	119.3	93.8
Average revenue per residential
Customer	$1,508.42	1,242.03	1,167.69	1,158.90	897.71
Number of degree days (1)	6,882	7,109	6,918	7,434	5,629
Percent (warmer) colder than avg.	(1.0)	1.3	1.7	8.3	(13.1)
Peak day deliveries (Mcf)	50,963	58,327	53,922	52,753	52,467
Number of rental appliances in service	0	0	0	0	6,179
Miles of mains	406.0	404.7	404.3	403.9	402.3
Investment in gas plant (at cost)	$28,480,707	26,826,478	25,749,195	24,953,757	23,980,978
Stockholders' equity per share	$5.22	9.93	9.54	7.17	9.06

(1) Thirty year average degree days: 6,460

Common Stock Data-Market Price (OTC)

Quarter Ended	High	Low
December 31, 2004	14.00	9.50
March 31, 2005	13.00	10.60
June 30, 2005	16.00	10.80
September 30, 2005	16.00	14.45

December 31, 2005	18.00	14.25
March 31, 2006	15.50	13.54
June 30, 2006	15.00	13.26
September 30, 2006	16.95	14.00

NOTE: A stock dividend in the amount of 5% was paid during the 1st quarter of fiscal 2004.