Form 10-K/A
period 2006-09-30
CORNING NATURAL GAS CORP
filed 2007-01-29
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006 Commission file number: 0-643

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

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

Large accelerated filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether registrant is a shell company YES [ ] NO [X]

The aggregate market value of the 431,852 shares of the Common Stock held by non-affiliates of the Registrant at the $16.30 average of bid and asked prices as of December 1, 2006 was $6,477,780.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2006: 506,918.

EXPLANATION OF AMENDMENT

Corning Natural Gas Corporation is filing this Form 10-K/A as Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the year ended September 30, 2006 (the "Annual Report") that was filed with the Securities and Exchange Commission on December 29, 2006 for the purpose of including the following portions of Corning' Annual Report that were incorporated by reference:

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Item 13 - Certain Relationships and Related Transactions

Item 14 - Principal Accountant Fees and Services

Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the December 29, 2006 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors. The names, ages, positions, business experience and principal occupations and employment, of each of the members of the Board of Directors as of January 29, 2007 are set forth below.

Richard Osborne, 58, Chairman of the Board of Directors since November 30, 2006. Mr. Osborne has been a member of the Board of Directors of Energy West, Incorporated since 2003. Energy West is a regulated public utility operating in Montana and Wyoming. Since September 1998, Mr. Osborne has been Chairman of the Board and CEO of John D. Oil and Gas Company (formerly Liberty Self-Stor, Inc.), a publicly-held company currently engaged in the business of extracting and producing oil and natural gas products. He is the President and CEO of OsAir, Inc., a company which operates as a property developer and manufacturer of industrial gases for pipeline delivery. From 1994 to October 2003, he served in various capacities, including, director, Vice Chairman of the Board and Chairman of the Board of GLB Bancorp, Inc., a publicly-held bank holding company headquartered in Mentor, Ohio. Mr. Osborne is the sole Manager of Turkey Vulture Fund XIII, Ltd., which began operating in January 1995 to acquire, hold, sell or otherwise invest in all types of securities and other investments. Turkey Vulture Fund is located in, Mentor, Ohio.

Michael German, 56, President and Chief Executive Officer since December 18, 2006. Prior to his current position, Mr. German served as Senior Vice President, Utility Operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts. From 1994 to 2005 Mr. German held several senior positions at Energy East. He was president of a number of that company's utilities, including at one point NYSEG.

Thomas Smith, 59, Chairman of the Audit Committee since December 19, 2006. Mr. Smith has been a member of the Board of Director of Energy West since 2003. He has been a director of John D. Oil and Gas since September 1998 and previously served as the president of that company when it operated in the self-storage business. Mr. Smith served as a director of GLB Bancorp, Inc. from 1994 to October 2003.

Ted W. Gibson, 64, director since November 30, 2006. Mr. Gibson is the chief executive officer of Classic City Mechanical.

Executive Officers. The names, ages, positions, business experience and principal occupations and employment, of each of the executive officers who are not directors are set forth below.

Stanley G. Sleve, 56, Vice President - Business Development. Mr. Sleve began employment with the Company in January, 1998 primarily to secure and develop new business. Mr. Sleve has had twenty-five years of project, client and construction management experience with engineering and architectural service firms.

Joel D. Moore, 49, Vice President - Operations. Mr. Moore, a licensed professional engineer, provided gas engineering consulting services for the Company for approximately a year through Integrity Engineering PLLC. He closed this business to join the Company on a full time basis as of September 1, 2005. Mr. Moore was employed by New York State Electric & Gas Corporation as a gas pipeline engineer and field planner from 1986 through 1999 at which time he started Integrity Engineering PLLC.

Fi Sarhangi, 48, Chief Financial Officer. Mrs. Sarhangi was the original owner/operator of the Tax Center International (TCI) which the Company purchased as a subsidiary in 1998. Mrs. Sarhangi was employed as the President of TCI until February 2004 when she was appointed Vice President - Finance of Corning Natural Gas Corporation. She has been appointed to the Company Chief Financial Officer in 2006. Mrs. Sarhangi brings twenty-four years of public accounting experience to the Company.

Board of Directors and Committees. The Board of Directors has a standing Audit Committee, of which Messrs. R. Osborne, T. Smith and T. Gibson are the members. The function of the Audit Committee is to recommend the selection of independent auditors, review the plan and results of the independent audit and approve each professional service provided by the independent auditors. The Audit Committee operates under a charter. The members of the Audit Committee meet the independence standards of Sections 303.01(B) (2) (a) and (3) of the New York Stock Exchange's listing standards. The Board of Directors has not identified any member of the Audit Committee as a financial expert as defined in Item 401(e) of Regulation S-B as it has not been determined that any member of the Committee fully meets the technical qualifications for designation as a financial expert as defined in Item 401(e) of Regulation S-B. The Board of Directors has determined that designation of a financial expert on the Audit Committee is unnecessary as each member of the Audit Committee has considerable experience with the review of public company financial statements, management of public companies and familiarity with the audit process, which qualifications give the Company the necessary confidence in their ability to fulfill their obligations as members of the Audit Committee.

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

ITEM 11. Executive Compensation

Cash Compensation of Executive Officers. The following table sets forth the compensation paid or accrued by the Company and its subsidiary during the fiscal years ended September 30, 2004, September 30, 2005 and calendar year 2006 to the Company's chief executive officer and to each executive officer whose aggregate cash compensation exceeded $100,000. Although only principal capacities are listed, the compensation figures include all compensation received in any capacity, including

	SUMMARY COMPENSATION TABLE
	Annual Compensation (1)
Name and				Other Annual
Principal Position	Year	Salary (2)	Bonus	Compensation (3)
Thomas K. Barry (Retired)	2006	$226,980	$2,398	$18,100
President and CEO	2005	$219,178	$10,907	$17,000
	2004	$211,766	$3,821	$15,500

Kenneth J. Robinson (Retired)	2006	$171,908	---	$17,600
Executive Vice President	2005	$160,374	---	$16,500
	2004	$154,951	$10,288	$15,000

Joel Moore	2006	141,580	---	---
VP - Operations

Fi Sarhangi	2006	110,883	---	---
CFO and Treasurer
  (1) The Company did not pay any long-term compensation to its chief executive officer or to its other executive officers during the fiscal years ended September 30, 2006, 2005, and 2004.

  (2) The amounts in this column include the aggregate of cash contributions received and matching contributions made by the Company on behalf of the named executive officers to the Company's 401(k) Savings Plan.

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

Employment Contracts. Pursuant to an employment agreement, Mr. German will serve as president and CEO for a period of three years, with an automatic renewal for successive one year periods thereafter. Mr. German will also receive 75,000 options to purchase common stock of the Company for a price of $15.00 per share under a stock option plan to be proposed by the board. The employment agreement provides termination payments to Mr. German in the event of a change in control of the Company or other termination of Mr. German's employment. The employment agreement also contains standard confidentiality, non-competition non-solicitation provisions for a period including Mr. German's employment with the Company and the twelve months immediately following the date of the termination of his employment.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the shares of the Company's common stock, and the percent of total outstanding shares represented thereby, beneficially owned* by the directors of the Company, the chief executive officer of the Company, all directors and officers as a group, and all persons or groups known to the Company to beneficially own more than 5% of such stock, as of January 1, 2007.

*As used in this annual report, "beneficial ownership" includes direct or indirect, sole or shared power to vote, or to direct the voting of, and/or investment power to dispose of, or to direct the disposition of, shares of the common stock of the Company. Except as otherwise indicated in the footnotes below, the listed beneficial owners held direct and sole voting and investment power with respect to the stated shares.

Beneficial Owners	Shares of Stock Beneficially Owned	Percent of Class

J. Edward Barry (1)	50,712	10%
Freedom Village 3015
6501 17th Ave West
Bradenton, Florida 34209

Richard M. Osborne (2)
(Chairman of the Board)	99,132	19.60%
8500 Station Street
Suite 345
Mentor OH 44060

Gabelli Funds	51,200	10.10%
One Corporate Center
Rye, New York 10580

Gabelli Advisers	15,000	3%
One Corporate Center
Rye, New York 10580

Michael German
(President & CEO)	13,001	2.60%
21 Pond Crest
Painted Post, New York 14870

All directors and officers	115,678	22.80%
of the Company, four persons
as a group

  (1) Includes 27,634 shares held in trust, with respect to which J. Edward Barry has shared voting and investment power, and 23,078 shares beneficially owned and held in trust on behalf of Virginia S. Barry, with respect to which J. Edward Barry also has shared voting and investment power.

  (2) These shares are held by the Richard M. Osborne Trust, of which Mr. Osborne is the sole trustee.

ITEM 13. Certain Relationships and Related Transactions

Not applicable.

ITEM 14. Principal Accountant Fees and Services

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

The following table sets forth invoiced and estimated fees incurred by the Company from its principal accountant for the years ended September 30, 2005 and 2006. The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining Rotenberg & Co. LLP's independence.

	2005	2006
Audit Fees	$100,881	$85,100
Audit-Related Fees	-----	-----
Tax Fees	$15,500	$30,500
All other Fees	-----	-----
Total	$116,381	$115,600

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

/s/ Michael German
By Michael German, President, C.E.O	January 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fi Sarhangi
Fi Sarhangi, Chief Financial Officer & Treasurer	January 29, 2007
/s/ Michael German
Michael German, President, C.E.O	January 29, 2007
/s/ Thomas Smith
Thomas Smith, Chairman of the Audit Committee	January 29, 2007