Form 10-Q
period 2006-12-31
CORNING NATURAL GAS CORP
filed 2007-02-14
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

Commission File Number 000-00643

CORNING NATURAL GAS CORPORATION

(Exact name of Registrant as specified in its charter)

New York	16-0397420
(State of incorporation)	(I.R.S. Employer Identification No.)

330 West William Street, Corning New York 14830

(Address of principal executive offices) (Zip Code)

(607) 936-3755

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of Shares outstanding of each of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	506,918
Class	Shares outstanding as of February 12, 2007

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of December 31, 2006.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)
	Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk
	Item 4.	Controls and Procedures
PART II.	Other Information
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults upon Senior Securities
	Item 4.	Other Information
	Item 5.	Exhibits
SIGNATURES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
Form 10 Q

		Quarter Ended
	December 31, 2006		December 31, 2005

Utility Operating Revenues	$6,002,068		$7,273,639

Cost and Expense
Natural Gas Purchased	3,402,037		5,314,765
Operating & Maintenance Expense	1,487,432		1,487,184
Taxes other than Federal Income Taxes	378,954		283,978
Depreciation	154,641		112,425
Other Deductions, Net	161,196		7,625
Total Costs and Expenses	5,584,260		7,205,977

Utility Operating Income (Loss)	417,808		67,662

Other Income and (Expense)
Interest Expense	(385,777)		(363,892)
Interest Income	36,022		67,254

Net Income (Loss) from Utility Operations, Before Income Tax	68,053		(228,976)

Federal Income Tax (Expense) Benefit	(11,709)		153,624

Income from Non-Utility Operations, Net of Income Tax	0		0

Net Income (Loss) from Continued Operations	56,344		(75,352)

Income (Loss) from Discontinued Operations, Net of Income Tax	(8,888)		(28,139)

Net Income (Loss)	47,456		(103,491)
Other Comprehensive Income (Loss)	59,779		(19,891)
Total Comprehensive Income (Loss)	$107,235		($123,382)

Weighted average earnings per share-
basic & diluted:

From Continued Operations	$0.111		($0.149)
From Discontinued Operations	($0.018)		($0.056)
	$0.094		($0.204)

Weighted average shares outstanding	506,918		506,918

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

Assets	December 31, 2006	September 30, 2006

Plant:
Utility property, plant and equipment	$28,729,731	$28,480,707
Non-utility property, plant and equipment	0	0
Non-utility assets - discontinued operations net	17,725	177,230
Less: accumulated depreciation	10,935,611)	(10,770,476)
Total plant utility and non-utility net	17,811,845	17,887,461

Investments:
Marketable securities available-for-sale at fair value	2,766,570	2,662,009
Investment in joint venture and associated companies	0	0
Total investments	2,766,570	2,662,009

Current assets:
Cash and cash equivalents	635,579	1,170,070
Customer accounts receivable, (net of allowance for
uncollectible accounts of $34,837 and $97,000)	2,610,225	1,460,621
Gas stored underground, at average cost	1,152,294	0
Gas inventories	330,027	343,286
Prepaid expenses	568,774	717,023
Current assets - discontinued operations	89,524	46,113
Total current assets	5,386,423	3,737,113

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	3,322,633	2,391,749
Deferred pension and other	200,714	202,448
Goodwill (net of accumulated
amortization of $521,294 for both periods)	0	0
Unamortized debt issuance cost (net of accumulated
amortization of $275,851 and $269,849)	230,141	236,143
Other	182,762	184,437
Discontinued Operations- other	78,468	36,602
Total deferred debits and other assets	4,014,718	3,051,379

Total assets	$29,979,556	$27,337,962

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2006	September 30, 2006
Capitalization and liabilities:

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 507,000 shares at December 31, 2006
and September 30, 2006)	$2,534,590	$2,534,590
Other paid-in capital	959,512	959,512
Retained earnings	(608,773)	(656,229)
Accumulated other comprehensive loss	(132,801)	(192,580)
Total common stockholders' equity	2,752,528	2,645,293

Long-term debt, less current installments	8,590,000	8,590,000
Long-term debt, less current installments - discontinued operations	0	56,842
Total Long-term debt	8,590,000	8,646,842

Current liabilities:
Current portion of long-term debt	455,000	455,000
Demand Note Payable	1,361,661	1,456,662
Borrowings under lines-of-credit	6,580,000	6,550,000
Accounts payable	3,609,413	1,333,940
Accrued expenses	1,220,895	1,184,617
Customer deposits and accrued interest	1,117,898	1,025,907
Deferred income taxes	465,787	434,635
Other current liabilities - discontinued operations	13,891	(63,795)
Total current liabilities	14,824,545	12,376,966

Deferred credits and other liabilities:
Deferred income taxes	280,672	275,320
Deferred compensation	2,168,750	2,157,407
Deferred pension costs & post-retirement benefits	691,822	620,504
Other	643,889	577,820
Other deferred liabilities - deferred federal income
taxes discontinued operations	0	0
Other deferred credits and other liabilities - discontinued operations	27,350	37,810
Total deferred credits and other liabilities	3,812,483	3,668,861

Concentrations and commitments

Total capitalization and liabilities	$29,979,556	$27,337,962

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Quarter Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$47,456	($103,491)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	165,135	177,227
Unamortized debt issuance cost	6,002	248
(Gain) Loss on sale of marketable securities	(44,782)	(63,055)
Deferred income taxes	5,352	(35,094)
(Gain) loss on sale of discontinued operations	0	0

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,149,604)	(2,352,085)
Gas stored underground	(1,152,294)	2,493,627
Gas inventories	13,259	(7,879)
Prepaid expenses	148,249	125,412
Unrecovered gas costs	(930,884)	(1,748,935)
Deferred pension and other	1,734	22,004
Other	8,757	40,260
Increase (decrease) in:
Accounts payable	2,275,473	3,691,423
Accrued expenses	36,278	(502,047)
Customer deposit liability	91,991	274,777
Deferred income taxes	31,152	85,344
Deferred compensation	11,343	59,433
Deferred pension & post-retirement benefits	71,318	204,973
Other liabilities and deferred credits	40,936	(2,072)
Net cash (used in) provided by operating activities	(323,129)	2,360,070

Cash flows from investing activities:
Purchase of securities available-for-sale	(357,617)	(89,942)
Sale of securities available-for-sale	357,617	89,942
Capital expenditures	(89,519)	(687,343)
Cash received from sale of discontinued operations	0	0
Net cash (used in) provided by investing activities	(89,519)	(687,343)

Cash flows from financing activities:
Proceeds under lines-of-credit	30,000	4,598,170
Repayment of lines-of-credit	0	(5,425,000)
Proceeds under long-term debt	0	0
Repayment of long-term debt	(151,843)	(187,419)
Net cash (used in) provided by financing activities	(121,843)	(1,014,249)
Net (decrease) increase in cash	(534,491)	658,478

Cash and cash equivalents at beginning of period	1,170,070	255,037

Cash and cash equivalents at end of period	$635,579	$913,515

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$349,517	$341,383

Income taxes	$6,000	$3,000

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact FIN No. 48 will have on the Company's financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the effect of the guidance contained in SFAS 157 and does not expect the implementation to have a material effect on the Company's financial statements.

In September 2006, the FASB also issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," an amendment of SFAS Nos. 87, 88, 106 and 132R. SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the funded status of a plan be measured as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the potential impact SFAS No. 158 will have on our financial position and cash flows.

Note C - Pension and Other Post-retirement Benefit Plans

The Company uses June 30 as the measurement for its plans.

Components of Net Periodic Benefit Cost:
	Three months ended December 31, 2006
	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Service cost	$67,706	$100,885	$4,526	$7,806
Interest cost	186,808	167,911	14,926	14,317
Expected return on plan assets	(198,038)	(186,271)	0	0
Amortization of prior service cost	7,038	10,093	12,187	12,186
Amortization of net (gain) loss	73,867	110,399	(10,860)	(5,675)
Net periodic benefit cost	$137,381	$203,017	$20,779	$28,634

Pension Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2006 and 2005 by asset category are as follows:
	Plan Assets
	At December 31

Asset Category	2006	2005
Equity Securities	58%	54%
Debt Securities	40%	43%
Other	2%	3%
	100%	100%

There is no Company common stock included in the plan assets.

Amounts recognized in the Statement of Financial Position consist of:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Prepaid Benefit Cost
Accrued Benefit Cost	$(660,553)	$(1,402,418)	$(1,133,252)	$(1,105,386)
Intangible Assets	139,600	167,751	0	0
Accumulated Other
Comprehensive Income	180,486	507,705	0	0
Net Amount Recognized	$(340,467)	$(726,962)	$(1,133,252)	$(1,105,386)

The accumulated benefit obligation for all defined benefit pension plans is $11,487,883 at September 30, 2007 and $11,171,030 at September 30, 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	September 30
	2007	2006
Projected Benefit Obligation	$12,639,060	$12,290,456
Accumulated Benefit Obligation	11,487,883	11,171,030
Fair Value of Plan Assets	10,827,330	9,768,612

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

Contributions

The Company expects to contribute $936,017 to its Pension Plan in 2007. The Post Retirement Benefit Plan is not funded.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
	Pension	Other
	Benefits	Benefits
2007	726,700	61,677
2008	705,492	61,764
2009	685,389	63,001
2010	714,732	65,542
2011	762,835	71,402
Years 2012 - 2016	4,421,532	367,659

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:
	1 - Percentage-	1 - Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$2,597	($2,268)
Effect on postretirement benefit obligation	$36,128	($31,640)

Note D - Segment Overview

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.
	Utility	Discontinued Operations
	Gas Company	(5) Corning Realty	(5) Corning Mortgage	(2) Appliance	(3) Tax Center	(4) Foodmart Plaza	Subtotal	Total Consolidated
Revenue:(1)
2006	$ 6,002,068	$ 0	$ 0	$ 15,918	$ 0	$ 0	$15,918	$6,017,986
2005	7,273,639	882,861	290	24,168	0	0	907,319	8,180,958
Transportation Revenue:
2006	1,038,014	0	0	0	0	0	0	1,038,014
2005	698,290	0	0	0	0	0	0	698,290
Net income (loss):(1)
2006	56,344	0	0	(8,888)	0	0	(8,888)	47,456
2005	(75,352)	6,868	(13,690)	(21,317)	0	0	(28,139)	(103,491)
Interest income:(1)
2006	36,022	0	0	31,975	0	0	31,975	67,997
2005	67,254	0	0	24,928	0	0	24,928	92,182
Interest expense:(1)
2006	269,357	0	0	365	0	0	365	269,722
2005	363,892	16,038	2,475	1,787	0	0	20,300	384,192
Total assets:
2006	29,730,397	0	0	249,159	0	0	249,159	29,979,556
2005	31,686,080	1,711,573	178,805	979,028	0	0	2,869,406	34,555,486
Capital Expenditures:
2006	89,519	0	0	0	0	0	0	89,519
2005	686,615	864	0	0	0	0	864	687,479
Federal income tax expense:
2006	11,709	0	0	(4,579)	0	0	(4,579)	7,130
2005	(153,624)	7,402	(7,052)	(10,982)	0	0	(10,632)	(164,256)

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

There were no sales of unregistered securities (debt or equity) during the quarter ended December 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Earnings

2006 compared with 2005

A consolidated gain amounted to $47,456 or $.094 per share in 2006 compared to a consolidated loss amounted to $103,491 or ($.204) per share in 2005. The increase is the result of the successful rate case filing.

Earnings (Loss) by Segment
For the quarter ended December 31:	2006	2005
Utility (continued operation)	$ 56,344	$ (75,352)
Discontinued Operations	(8,888)	(28,139)
Total Consolidated	$ 47,456	$ (103,491)

Revenue
Utility Operating Revenue	2006	2005
Retail Revenue:
Residential	$ 3,228,965	$ 4,023,407
Commercial	642,891	893,004
Industrial	62,042	88,330
	3,933,898	5,004,741
Transportation	1,038,014	698,290
Wholesale	962,155	1,362,568
Local Production	--	103,910
Other	68,001	104,130
	$ 6,002,068	$ 7,273,639

2006 compared with 2005

Utility operating revenue decreased $1,271,571 or 17 percent due primarily to lower gas costs. Gas costs are pass through to customers through the Company's Gas Adjustment Clause.

Non-Utility Revenue

2006 compared to 2005

The non utility operations were sold in fiscal year 2006 and the results were included in "Discontinued Operation" segment.

The sale of the Miracle Mile property was completed on December 13, 2006. The sale price was $125,000 with a net cash transaction due to the company of $41,633.75 after repayment of the mortgage. The property was purchased by WKG Properties, LLC.

Operating Expenses

Utility

2006 compared with 2005

Purchase gas expense decreased $1,912,728 or 64 percent in 2006 due primarily to reduced gas purchases. Other operating and maintenance expense increased 6 percent due to increased focus on infrastructure. Depreciation expense increased to $154,641 due to increased investment in plant property and equipment.

Non-Utility

2006 compared with 2005

The non-utility operations were sold in fiscal year ending September 2006 and the results are included in Discontinued Operation section. Therefore the periods are not comparable.

Interest Income

Interest income decreased by $31,232 to $36,022 in 2006 versus $67,254 in 2005. The decrease in 2006 was due to changes in interest bearing gas cost reconciliation amounts due from customers.

Operating Segments

Note D to the financial statements, which also contain the results by segment for the quarters ended December 31, 2006 and 2005.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on sale of securities, deferred income taxes and losses on sale of discontinued operations. In the utility segment, over or under recovered gas costs significantly impacts cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows from investing activities consist primarily of capital expenditures. Capital expenditures have historically exceeded $1 million annually and the same is expected in the coming year. Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For consolidated operations, the Company had $6,600,000 during 2006 available through lines of credit at local banks, the terms of which are disclosed in note 6 to the financial statements in the company's latest annual report on Form 10-K.

The Company has outstanding $10,406,661 in long term debt. In order to purchase gas supplies for the winter 2006-2007 season, the Company entered in to a gas asset management contract with Virginia Power Energy Marketing Inc. where VPEM purchased gas on behalf of the Company and injected that gas in to storage. At the request of VPEM on November 30th, 2006 Richard Osborne, Chairman of the Company, posted a letter of credit with VPEM to facilitate the payment for gas. This letter of credit has allowed the Company to resume a normal payment schedule for its gas purchases. The Company has no off balance sheet requirements.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At December 31, 2006, these instruments consisted of a term loan and bank credit line borrowings outstanding of $6,580,000. The interest rate (prime rate) on this loan and these lines was 8.25 percent at December 31, 2006.

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

b. Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings, nor is the Company aware of any problems of any consequence which it anticipates may result in legal proceedings.

Item 1A. Risk Factors.

Our operations could be adversely affected by fluctuations in the price of natural gas.

Prices for natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. While these costs are usually passed on to customers pursuant to natural gas adjustment clauses and therefore do not pose a direct risk to earnings, we are unable to predict what effect a sharp increase in natural gas prices may have on our customers' energy consumption or ability to pay. Higher prices to customers can lead to higher bad debt expense and customer conservation resulting in reduced margins to the Company.

Operational issues beyond our control could have an adverse effect on our business.

Our ability to provide natural gas depends on the operations of our facilities. Secondarily, we are dependent upon third parties, including local gas producers and natural gas pipeline operators for gas supply. The loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash flows and increase our costs of repairs and/or replacement of assets. While we carry property insurance to protect certain assets our losses may not be fully recoverable through insurance.

Significantly warmer-than-normal weather conditions may affect the sale of natural gas and adversely impact our financial position and the results of our operations.

The demand for natural gas is directly affected by weather conditions. Significantly warmer-than-normal weather conditions in our service areas could greatly reduce our earnings and cash flows as a result of lower gas sales levels. While we have mitigated the risk of warmer winter weather by having a weather normalization clause, the weather mitigation rate design provides only partial protection for warmer than normal weather.

There are inherent risks associated with storing and transporting natural gas, which could cause the Company to incur significant financial losses.

There are inherent hazards and operations risks in gas distribution activities, such as leaks, accidental explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in the loss of human life, significant damage to property, environmental pollution, and impairment of operations and substantial losses to the Company. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may subject the Company to litigation and administrative proceedings that could result in substantial monetary judgments, fines or penalties against the Company. To the extent that the occurrence of any of these events is not fully covered by insurance, they could adversely affect the Company's financial position and results of operations.

Changes in regional economic conditions could reduce the demand for natural gas.

Our business follows the economic cycle of the customers in the regions that we serve Corning, Bath and Hammondsport, New York. A falling, slow or sluggish economy that would reduce the demand for natural gas in the areas in which we are doing business by forcing temporary plant shutdowns, closing operations, population out-migration or slow economic growth would reduce our earnings potential.

Many of the Company's commercial and industrial customers use natural gas in the production of their products. During economic downturns, these customers may see a decrease in demand for their products, which in turn my lead to a decrease in the amount of natural gas they require for production. In addition, it is possible some of our largest customers could look to by-pass our system.

Our earnings may decrease in the event that the Company is unable to obtain approval for rate increases.

Our operations are subject to the jurisdiction of the New York Public Service Commission ("NYPSC"). The NYPSC, among other things, approves the rates that the Company may charge to its customers. If the Company is required in a rate proceeding to reduce the rates it charges its customers, or if the Company is unable to obtain approval for rate relief from the NYPSC, particularly when necessary to cover increased costs (including costs that may be incurred in connection with mandated infrastructure improvements, our earnings may decrease.)

Cash Flow

The Company has a high debt to equity ratio. This has resulted in high interest expense and very limited access to capital markets. Given its cash requirements, including repayment of certain debt, the seasonal need to purchase gas to inject in storage and necessary infrastructure improvement expenditures, the Company may have a liquidity problem if it can not access the equity markets.

We will need additional equity or debt financing to meet all of our cash needs.

We do not generate sufficient cash flows to meet all of our cash needs. Historically, we have made large capital expenditures in order to finance the expansion and upgrading of our distribution system. We have also purchased and will continue to purchase natural gas to store in inventory. The successful continuation of our business will be dependent upon our ability to obtain additional equity or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

Our ability to obtain additional equity or debt financing on acceptable terms is subject to a variety of uncertainties.

We need additional equity or debt financing to meet all of our cash needs. Additional financing may have unacceptable terms or may not be available at all for reasons relating to:

* our future results of operations, financial condition and cash flows,

* our inability to meet our business plan,

* investors' perception of, and demand for, securities of natural gas utilities, and

* conditions of the capital markets in which we may seek to raise funds.

If we cannot raise additional capital on acceptable terms, we may not be able to finance the expansion and upgrading of our distribution system, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has nothing to report under this item.

Item 3. Defaults Upon Senior Securities.

The Company has nothing to report under this item.

Item 4. Other Information.

The Company has nothing to report under this item

Item 5 Exhibits.

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS CORPORATION

Date: February 14, 2007 ________________________________________

By Michael I. German, Chief Executive Officer and President

Date: February 14, 2007 ________________________________________

By Firouzeh Sarhangi, Chief Financial Officer and Treasurer