Form 10-Q
period 2007-03-31
CORNING NATURAL GAS CORP
filed 2007-05-15
CIK 24751

W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number 000-00643

CORNING NATURAL GAS CORPORATION

(Exact name of Registrant as specified in its charter)

New York	16-0397420
(State of incorporation)	(I.R.S. Employer Identification No.)

330 West William Street, Corning New York 14830

(Address of principal executive offices) (Zip Code)

(607) 936-3755

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

Indicate the number of Shares outstanding of each of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	506,918
Class	Shares outstanding as of May 11, 2007

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2007.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)
	Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk
	Item 4.	Controls and Procedures
PART II.	Other Information
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits
SIGNATURES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited

	Quarter Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Utility Operating Revenues	$10,734,184	$11,733,170	$16,736,252	$19,006,809

Cost and Expense
Natural Gas Purchased	6,932,566	8,881,936	10,334,603	14,196,701
Operating & Maintenance Expense	1,826,719	1,312,400	3,314,151	2,799,584
Taxes other than Income Taxes	392,592	314,435	771,546	645,647
Depreciation	155,667	132,683	310,308	245,108
Other Deductions, Net	278,306	7,676	439,502	15,300
Total Costs and Expenses	9,585,850	10,649,130	15,170,110	17,902,340

Utility Operating Income	1,148,334	1,084,040	1,566,142	1,104,469

Other Income and (Expense)
Interest Expense	(389,294)	(376,227)	(775,071)	(740,119)
Interest Income	129,375	38,501	165,397	105,755

Net Income from Utility Operations, Before Income Tax	888,415	746,314	956,468	470,105

Income Tax Expense	(343,319)	(306,022)	(355,028)	(105,164)

Net Income from Continued Operations	545,096	440,292	601,440	364,941

Income (Loss) from Discontinued Operations, Net of Income Tax	16,650	(37,839)	7,762	(65,979)

Net Income	561,746	402,453	609,202	298,962
Other Comprehensive Income (Loss)	(44,970)	32,216	14,808	12,325
Total Comprehensive Income	$516,776	$434,669	$624,010	$311,287

Weighted average earnings per share-
basic & diluted:
From Continued Operations	$1.08	$0.87	$1.19	$0.72
From Discontinued Operations	$0.03	($0.08)	$0.02	($0.13)
	$1.11	$0.79	$1.20	$0.59

Weighted average shares outstanding	506,918	506,918	506,918	506,918

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

Assets	March 31, 2007	September 30, 2006

Plant:
Utility property, plant and equipment	$29,000,355	$28,480,707

Non-utility assets - discontinued operations, net	17,725	177,230
Less: accumulated depreciation	(11,101,337)	(10,770,476)
Total plant utility and non-utility, net	17,916,743	17,887,461

Investments:
Marketable securities available-for-sale at fair value	2,615,111	2,662,009

Current assets:
Cash and cash equivalents	131,842	1,170,070
Customer accounts receivable, (net of allowance for
uncollectible accounts of $151,769 and $97,000)	3,726,468	1,460,621
Gas stored underground, at average cost	724,158	0
Materials and supplies inventory	363,634	343,286
Prepaid expenses	810,715	717,023
Current assets - discontinued operations	81,657	46,113
Total current assets	5,838,474	3,737,113

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	561,694	64,906
Deferred regulatory costs	2,498,483	2,326,843
Deferred pension and other	198,979	202,448

Unamortized debt issuance cost (net of accumulated
amortization of $281,853 and $269,849)	224,139	236,143
Other	30,051	184,437
Discontinued Operations- other	85,400	36,602
Total deferred debits and other assets	3,598,746	3,051,379

Total assets	$29,969,074	$27,337,962

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	March 31, 2007	September 30, 2006
Capitalization and liabilities:

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
Issued and outstanding 507,000 shares at March 31, 2007
and September 30, 2006)	$2,534,590	$2,534,590
Other paid-in capital	959,512	959,512
Retained earnings	(47,028)	(656,229)
Accumulated other comprehensive loss	(177,771)	(192,580)
Total common stockholders' equity	3,269,303	2,645,293

Long-term debt, less current installments	8,663,162	8,590,000
Long-term debt, less current installments - discontinued operations	0	56,842
Total Long-term debt	8,663,162	8,646,842

Current liabilities:
Current portion of long-term debt	460,319	455,000
Demand Note Payable	1,266,660	1,456,662
Borrowings under lines-of-credit	6,150,000	6,550,000
Accounts payable	3,793,500	1,333,940
Accrued expenses	1,099,559	1,184,617
Customer deposits and accrued interest	532,341	1,025,907
Deferred income taxes	677,505	434,635
Other current liabilities - discontinued operations	13,891	(63,795)
Total current liabilities	13,993,775	12,376,966

Deferred credits and other liabilities:
Deferred income taxes	392,977	275,320
Deferred compensation	1,990,806	2,157,407
Deferred pension costs & post-retirement benefits	987,578	620,504
Other	635,545	577,820

Other deferred credits and other liabilites - discontinued operations	35,928	37,810
Total deferred credits and other liabilities	4,042,834	3,668,861

Concentrations and commitments

Total capitalization and liabilities	$29,969,074	$27,337,962

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$609,202	$298,962
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	330,861	355,887
Unamortized debt issuance cost	12,004	6,250
(Gain) Loss on sale of marketable securities	61,706	(53,630)
Deferred income taxes	360,527	260,030

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,265,847)	(3,317,381)
Gas stored underground	(724,158)	1,999,403
Materials and supplies inventory	(20,348)	(56,852)
Prepaid expenses	(93,692)	(138,475)
Unrecovered gas costs	(496,788)	827,012
Deferred regulatory costs	(171,640)	(972,416)
Deferred pension and other	3,469	22,004
Other	70,044	(20,763)
Increase (decrease) in:
Accounts payable	2,459,560	3,543,506
Accrued expenses	(85,058)	(387,720)
Customer deposit and accrued interest	(493,566)	(408,289)

Deferred compensation	(166,601)	96,666
Deferred pension costs & post-retirement benefits	367,074	380,536
Other liabilities and deferred credits	133,529	(169,386)
Net cash (used in) provided by operating activities	(109,722)	2,265,344

Cash flows from investing activities:
Purchase of securities available-for-sale	(505,130)	(89,942)
Sale of securities available-for-sale	505,130	89,942
Capital expenditures	(360,143)	(862,074)
Net cash (used in) provided by investing activities	(360,143)	(862,074)

Cash flows from financing activities:
Proceeds under lines-of-credit	4,308,908	7,087,919
Repayment of lines-of-credit	(4,708,908)	(7,087,919)

Repayment of long-term debt	(168,363)	(297,255)
Net cash (used in) provided by financing activities	(568,363)	(297,255)
Net (decrease) increase in cash	(1,038,228)	1,106,015

Cash and cash equivalents at beginning of period	1,170,070	255,037

Cash and cash equivalents at end of period	$131,842	$1,361,052

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$758,013	$746,152

Income taxes	$6,000	$3,000

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

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. These unaudited interim financial statements have not been audited by a firm of certified public accountants.

It is the Company's policy to reclassify amounts in the prior year financial statements to conform with the current year presentation.

Note B - New Accounting Standards

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 154. SFAS 154 replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 for accounting changes and corrections of errors that occur in 2007. The Company's financial condition and results of operations will only be impacted by FSAS 154 if there are any accounting changes or corrections or errors in the future.

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

In September 2006, the FASB also issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," an amendment of SFAS Nos. 87, 88, 106 and 132R. SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the funded status of a plan be measured as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is expecting a liability and deferred debit of approximately $1.8 million (the difference between projected benefit obligation and fair value of plan assets) in 2007.

In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value under GAAP. A company that elects the fair value option for an eligible item will be required to recognize in current earnings any changes in that item's fair value in reporting periods subsequent to the date of adoption. SFAS 159 is effective as of the Company's first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

Note C - Pension and Other Post-retirement Benefit Plans

The Company uses June 30 as the measurement date for its plans.

Components of Net Periodic Benefit Cost:
		Six months ended March 31
	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Service cost	$135,411	$201,769	$9,053	$15,612
Interest cost	373,617	335,822	29,852	28,633
Expected return on plan assets	(396,077)	(372,542)	0	0
Amortization of prior service cost	14,076	20,185	24,374	24,373
Amortization of net (gain) loss	147,734	220,799	(21,720)	(11,350)
Net periodic benefit cost	$274,761	$406,033	$41,559	$57,268
Charges to approved rate cases	$19,467	$273,656	$1,960	$16,698
Amounts recognized in the statements of income	$255,294	$132,377	$39,599	$40,570

Pension Plan Assets

The Company's pension plan weighted-average asset allocations at March 31, 2007 and 2006 by asset category are as follows:

Plan Assets
	At March 31
Asset Category	2007	2006
Equity Securities	58%	55%
Debt Securities	40%	42%
Other	2%	3%
	100%	100%

There is no Company common stock included in the plan assets.

Amounts recognized in the Statement of Financial Position consist of:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Accrued Benefit Cost	$(660,553)	$(1,402,418)	$(1,133,252)	$(1,105,386)
Intangible Assets	139,600	167,751	0	0
Accumulated Other
Comprehensive Income	180,486	507,705	0	0

Net Amount Recognized	$(340,467)	$(726,962)	$(1,133,252)	$(1,105,386)

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

Contributions

The Company expects to contribute $936,017 to its Pension Plan and $61,677 to its Post Retirement Benefit Plan in 2007.

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
	Utility	Discontinued Operations
	Gas Company	(3) Corning Realty	(3) Corning Mortgage	(2) Appliance	Subtotal	Total Consolidated
Revenue:(1)
2007	$16,736,252	$0	$0	$28,278	$28,278	$16,764,530
2006	19,006,809	1,465,813	290	42,086	1,508,189	20,514,998
Transportation Revenue:
2007	2,493,529	0	0	0	0	2,493,529
2006	1,650,836	0	0	0	0	1,650,836
Net income (loss):(1)
2007	601,440	0	0	7,762	7,762	609,202
2006	364,941	(12,846)	(28,679)	(24,454)	(65,979)	298,962
Interest income:(1)
2007	165,397	0	0	63,986	63,986	229,383
2006	105,755	0	0	52,293	52,293	158,048
Interest expense:(1)
2007	775,071	0	0	365	365	775,436
2006	740,119	32,187	3,534	2,948	38,669	778,788
Total assets:
2007	29,726,699	0	0	242,375	242,375	29,969,074
2006	32,341,865	1,689,853	175,967	1,002,976	2,868,796	35,210,661
Capital Expenditures:
2007	360,143	0	0	0	0	360,143
2006	861,210	864	0	0	864	862,074
Federal income tax expense:
2007	307,093	0	0	3,999	3,999	311,092
2006	123,912	(3,011)	(14,774)	(12,597)	(30,382)	93,530

(1) Before elimination of intercompany interest.

(2) The Appliance Co. discontinued operations in September 2003.

(3) Corning Realty and Corning Mortgage discontinued operations in August 2006.

Interest income and expense have been displayed in the segment in which it has been earned or incurred. Segment interest expense other than the Gas Company is included within discontinued operations in the consolidated statements of income.

There were no sales of unregistered securities (debt or equity) during the quarter ended March 31, 2007.

 Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

Overview

The Company's primary business is natural gas distribution. We serve approximately 14,500 customers through 400 miles of pipeline. Residential growth in our service territory is dependent on overall economic activity. Several significant employers have recently announced expansions. The Company's major growth opportunities exist in the industrial market, as well as connecting to local gas production. Increased focus will be given to efficient operations and improving infrastructure.

Our key performance indicators are net income and stockholder equity.

	Six Months Ended March 31
	2007	2006
Net Income	$609,202	$298,962
Stockholders' equity per share	$6.45	$10.54

	Three Months Ended March 31
	2007	2006
Net Income	$561,746	$402,453

Three month and six-month earnings ended March 31, 2007 were significantly better than the same periods in 2006. The improvements were the product of improved margins somewhat offset by higher costs and net regulatory true-ups related to 2006 operations. Higher operations expenses were primarily the product of higher amortization of statutory deferred expenses and higher operating and higher maintenance expenses. Regulatory charges were related to disallowance of certain 2006 gas costs ($690,000) partially offset by an interest deferral of $575,683.

As a regulated utility company, shareholders' equity is an important measure for the Company. The New York Public Service Commission allows the Company to earn a just and reasonable return on shareholders' equity. Shareholders' equity is therefore a precursor of future earnings' potential. Shareholders' equity decreased between March 2006 and March 2007 due to one-time charges taken at the end of the fiscal year September 30, 2006. In the six months since then Shareholder's equity has increased from $5.22 a share to $6.45 a share. A focus of the Company going forward is to rebuild shareholders' equity.

Other indicators that are tracked include leak repair, main and service replacements and customer service metrics. During 2006 the Company made a significant effort to improve its infrastructure. More than $1.6 million was invested in line, meter and service replacement. We repaired 282 leaks and replaced 150 services and three miles of gas main.

The Company's Customer Service Group has implemented several changes to positively impact Corning Natural Gas customers. Beginning in 2007, customers have the option of third party payment of their gas bill through their lending institution. This will speed up payments and save customers from having to travel to the office to make payments or mail payment. Corning has also instituted online meter reading which now allows customers three ways to have an actual reading each month (by mail, call in reading or online reading). Bill processing has been consolidated to shorten the time between meter reading and mailing of the customer bill which allows a more direct link between the consumption of gas and the receipt by the customer of the bill. The principal customer service matrix employed by the Company is number of customer complaints. The Company is exploring the feasibility of conducting a customer satisfaction survey.

Gas supply is the largest expense of the Company. The Company signed an asset management agreement with Merrill Lynch Commodities in 2007 to be the Company's agent in managing our upstream storage and pipeline contracts. The Company believes this agreement will result in lower gas supply costs compared to the previous supply arrangement.

Earnings

Net income amounted to $561,746 or $1.201 per share in the second quarter of 2007 compared to net income of $402,453 or $.794 per share in the second quarter of 2006. Consolidated net income in the six months ended March 31, 2007 was $609,202 or $1.201 per share compared to consolidated net income of $298,962 or $.590 per share in the six months ended March 31, 2006. The increase is the result of the new rates and successful efforts at controlling expenditures.
Earnings (Loss) by Segment	Quarter	Quarter	YTD	YTD
For the period ended March 31:	2007	2006	2007	2006
Utility (continued operation)	$545,096	$440,292	$601,440	$364,941
Discontinued Operations	16,650	(37,839)	7,762	(65,979)
Total Consolidated	$561,746	$402,453	$609,202	$298,962

Revenue
	Quarter	Quarter	YTD	YTD
Utility Operating Revenue	2007	2006	2007	2006
Retail Revenue:
Residential	$6,422,452	$7,154,351	$9,651,417	$11,177,760
Commercial	1,291,325	1,679,800	1,934,216	2,572,803
Industrial	18,788	47,676	80,830	179,284
	7,732,565	8,881,827	11,666,463	13,929,847
Transportation	1,455,515	995,825	2,493,529	1,650,836
Wholesale	1,393,640	1,589,661	2,355,795	2,952,231
Local Production	--	100,165	--	204,074
Other	152,464	165,692	220,465	269,821
	$10,734,184	$11,733,170	$16,736,252	$19,006,809

Utility operating revenue decreased $998,986 or 9 percent in the second quarter of 2007 compared to the second quarter of 2006. Utility operating revenue for the first two quarters of 2007 ("YTD") decreased $2,270,557 or 12 percent compared to YTD 2006 due primarily to lower gas costs. Gas costs are a pass through to customers through the Company's gas adjustment clause.

Margin

Utility Margin	Six Months Ended March 31
	2007	2006

Utility Operating Revenues	$16,736,252	$19,006,809
Natural Gas Purchased	10,334,603	14,196,701
Margin	6,401,649	4,810,108

Utility Margin	Three Months Ended March 31
	2007	2006

Utility Operating Revenues	$10,734,184	$11,733,170
Natural Gas Purchased	6,932,566	8,881,936
Margin	3,801,618	2,851,234

Our margin increased between 2007 and 2006 due to increase in our rate structure and colder weather.

On October 1, 2006, Corning put in to effect a significant ($2.7 million a year) rate increase which will positively impact revenue and margin. In addition, 2006 was a warm winter; a return to normal weather patterns also increased revenue. Finally, our largest customer, Corning Inc., has added additional manufacturing capacity in the area that has increased our revenues. Looking forward, we anticipate the Company's cost of gas will stabilize because of access to local production and a more favorable gas supply asset management agreement. Margins are also expected to outperform same period 2006 results.

Operating Expenses

Utility

Purchase gas expense decreased $1,949,370 or 22 percent in the second quarter of 2007 compared to the second quarter of 2006 due primarily to the reduced price of gas. Other operating and maintenance expense increased 39 percent in the second quarter of 2007 compared to the second quarter of 2006 due primarily to increased amortization expense related to a previous deferral and increased operating and maintenance expenses. Depreciation expense increased from $132,683 to $155,667 in the second quarter of 2007 due to increased investment in plant property and equipment.

Interest Income

Interest income increased by $90,874 to $129,375 in the second quarter of 2007 versus $38,501 in the second quarter of 2006. The increase in 2007 was due to changes in interest bearing gas cost reconciliation amounts due from customers.

Discontinued Operations

The non utility operations were sold in the fiscal year 2006 and the results were included in "Discontinued Operation" segment. Therefore the periods are not comparable.

Operating Segments

Please see Note D to the financial statements, for a discussion of operating segments, which also contain the results by segment for the six months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain on sale of securities, and deferred income taxes. In the utility segment, over or under recovered gas costs significantly impacts cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows from investing activities consist primarily of capital expenditures. Capital expenditures have historically exceeded $1 million annually and the same is expected in the coming year. Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For consolidated operations, the Company had $6,600,000 during 2006 available through lines of credit at local banks. The amount outstanding under these lines at March 31, 2007 is $6,150,000. In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. The Company relies heavily on its credit lines and a large portion is utilized throughout the entire year.

The Company has outstanding $8,663,162 in long term debt as of March 31, 2007.

In order to purchase gas supplies for the winter 2006-2007 season, the Company entered in to a gas asset management contract with Virginia Power Energy Marketing Inc. where VPEM purchased gas on behalf of the Company and injected that gas in to storage. At the request of VPEM on November 30th, 2006 Richard Osborne, Chairman of the Company, posted a letter of credit with VPEM to facilitate the payment for gas. This letter of credit allowed the Company to resume normal payment for its gas purchases. The letter of credit expired on April 30, 2007 and has been extended to June 30, 2007.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

 Regulatory Matters

On May 22, 2006, the New York Public Service Commission (the "Commission") issued a decision in three proceedings involving the Company: Case 05-G-1359, to examine the Company's October 31, 2005 filing for increased rates; Case 05-G-1268, to review the Company's practices particularly relating to natural gas supply; and Case 04-G-1032 to consider the Company's request for deferral and recovery of costs formerly allocated to the appliance business that has been sold in 2003. The decision, entitled "Order Setting Gas Delivery Service Rates, Adopting Performance Targets and Incentives, Allowing Deferral and Rate Recovery of Certain Costs, and Crediting Customers with $1.4 Million of Prior Gas Commodity Costs" (the "May Order"), resolved the issues presented in the three proceedings.

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

The Company filed a comprehensive regulatory plan with the Commission on March 23, 2007. It filed petitions related to deferring certain interest and uncollectible expenses of $575,683 and $271,090 on January 12, 2007 and November 14, 2006 respectively. It filed a petition to seek authorization to issue additional shares of common stock on April 13, 2007. The Company has also filed a preliminary prospectus with the SEC to issue common stock. The Company believes the New York State Public Service Commission will act on these petitions this spring. In addition, on March 30, 2007 the Commission issued a final order relative to reconciliations of the

Company's 2006 gas adjustment charges (GAC). This order resolved all remaining issues relative to the Company's purchases of gas.

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

Accounting for Regulated Operations - Regulatory Assets and Liabilities.

All of the Company's business is subject to regulation. The Company's regulated utility records the results of its regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At March 31, 2007, these instruments consisted of a term loan and bank credit line borrowings outstanding of $6,150,000. The interest rate (prime rate) on this loan and these lines was 8.25 percent at March 31, 2007.

Item 4 - Controls and Procedures

a. Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report on Form 10-Q the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

b. Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

In late October and November 2006, the law firm of Rich May requested that we issue two notes to the firm for legal fees in the principal amounts of $275,364.28 and $53,503.53, and sign a letter agreement regarding payment of the fees. At the time, Corning was in the midst of negotiating several significant transactions and the prior board decided to issue the notes to retain Rich May's representation. The current board had concerns about the propriety of the notes when it learned of them and entered into discussions with Rich May to resolve the matter. Because of these concerns, we have not made all payments required by both notes and on February 13, 2007, Rich May filed suit against Corning in Suffolk Superior Court in Suffolk County, Massachusetts, to collect on the notes (Civil Action No. 07-0666 B.L.S.). We filed to remove the case to the United States District Court of Massachusetts on March 5, 2007 (Case No. 1:07-CV-10443-WGY). We intend to defend this suit vigorously and on March 27, 2007 filed our answer and counterclaim alleging several affirmative defenses to Rich May's claim and bringing counterclaims against the firm for legal malpractice and breach of fiduciary duty. Although we feel strongly that we have valid defenses and counterclaims to Rich May's claims, litigation is inherently uncertain and we cannot predict the outcome of this dispute.

In December 2003, Corning entered into an agreement with Aramar Capital Group, LLC appointing Aramar as its financial advisor in connection with the potential sale of the company. As Corning's financial advisor, Aramar was responsible for preparing the necessary selling documents, contacting potential buyers and assisting Corning with negotiations. In May 2006, Corning entered into a merger agreement with C&T Enterprises, Inc., pursuant to which C&T agreed to purchase all of Corning's outstanding shares, subject to approval of the merger by Corning's shareholders. At a special meeting of Corning's shareholders on October 11, 2006, the company failed to secure the requisite number of affirmative votes for the merger. C&T terminated the merger on October 16, 2006 citing three provisions in the merger agreement.

After terminating the merger agreement, C&T demanded that Corning pay C&T a termination fee in the amount of $250,000. We do not believe that we owe C&T the termination fee and on April 25, 2007, we filed a Summons with Notice in the Supreme Court of New York, Steuben County (Index No. 96686), seeking a judgment declaring whether Corning owes C&T the aforementioned termination fee under the terms of the merger agreement. As of the date of this filing, C&T has not entered an appearance or filed a response to our Summons.

Following the failed merger, Aramar demanded additional fees under the terms of the agreement between Aramar and Corning. We do not believe we owe Aramar any further fees under the agreement and on April 25, 2007, we filed a Summons with Notice in the Supreme Court of New York, Steuben County (Index No. 96685) seeking a judgment declaring whether Corning owes Aramar the aforementioned fees. On April 26, 2007, Aramar filed suit against Corning for fees in excess of $550,000 in the Supreme Court of New York, New York County (Index No. 601380-07). We intend to defend this suit vigorously and on May 11, 2007, we filed our answer alleging several defenses to Aramar's claims. In addition, we filed a demand that the case be removed to Steuben County.

Item 1A. Risk Factors.

The risk factors included in our Quarterly Report on Form 10-Q for the period ended December 31, 2006 as filed with the SEC on February 14, 2007 have not materially changed with the exception of the addition of a risk factor related to our pending litigation arising from the proposed merger with C&T Enterprises, Inc. that was terminated in October 2006.

We are engaged in ongoing litigation that may result in payments to third parties, which could harm our business and financial results.

As more fully described in Part II, Item 1 - Legal Proceedings of this Quarterly Report on Form 10-Q, we are currently involved in litigation arising from the proposed merger with C&T that was terminated in October 2006. We cannot predict the outcome of any of these proceedings. In the event that there is an adverse ruling in any of the legal proceedings, we may be required to make payments to third parties that could harm our business or financial results. Furthermore, regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expense and could also result in the diversion of our management's time and attention away from our other business operations, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has nothing to report under this item.

Item 3. Defaults Upon Senior Securities.

The Company has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company has nothing to report under this item.

Item 5. Other Information.

The Company has nothing to report under this item.

Item 6. Exhibits.

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

CORNING NATURAL GAS CORPORATION

Date: May 15, 2007
________________________________________
By Michael I. German, Chief Executive Officer and President

Date: May 15, 2007
________________________________________
By Firouzeh Sarhangi, Chief Financial Officer and Treasurer