Form 10-K/A
period 2006-09-30
CORNING NATURAL GAS CORP
filed 2007-06-01
CIK 24751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 2
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006              Commission file number: 0-643
Corning Natural Gas Corporation
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0397420 (I.R.S. employer Identification no.)
330 W. William St.
Corning, New York 14830
(Address of principal executive offices, including zip code)
(607) 936-3755
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $5.00 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
Indicate by check mark whether registrant is a shell company YES ☐     NO ☑
The aggregate market value of the 431,852 shares of the Common Stock held by non-affiliates of the Registrant at the $16.30 average of bid and asked prices as of December 1, 2006 was $6,477,780.
Number of shares of Common Stock outstanding as of the close of business on May 15, 2007: 506,918.
EXPLANATION OF AMENDMENT
This Amendment No. 2 on Form 10-K/A amends certain portions of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2006 (the “Original Annual Report”) and our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 29, 2007 (“Amendment No. 1”). In response to a comment letter from the Securities and Exchange Commission’s Division of Corporation Finance, we have made an amendment to Item 9A — “Disclosures Controls and Procedures — Evaluation of Disclosure Controls and Procedures” to clarify our response to the requirements of Item 307 of Regulation S-K regarding the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)).
No other amendments have been made, and this Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Original Annual Report or Amendment No. 1 or modify or update those disclosures affected by subsequent events.
Part II
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.
The evaluation of our disclosure controls included a review of their objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits filed with this report on Form 10-K/A
31.1  Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32  Certification of the Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION
By:	/s/ Michael I. German
Michael I. German
Chief Executive Officer and President (Principal Executive Officer)

Date: June 1, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael I. German Michael I. German Chief Executive Officer and President (Principal Executive Officer)	Date: June 1, 2007

/s/ Firouzeh Sarhangi Firouzeh Sarhangi Chief Financial Officer (Principal Financial and Accounting Officer)	Date: June 1, 2007

/s/ Richard M. Osborne Richard M. Osborne Chairman of the Board	Date: June 1, 2007

/s/ Ted W. Gibson Ted W. Gibson Director	Date: June 1, 2007

/s/ Thomas J. Smith Thomas J. Smith Director	Date: June 1, 2007

4