Form 10-Q
period 2007-06-30
CORNING NATURAL GAS CORP
filed 2007-08-14
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of Shares outstanding of each of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	506,918
Class	Shares outstanding as of August 13, 2007

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2007.

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
SIGNATURES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY	Quarter Ended		Nine Months Ended
Condensed Consolidated Statements of Income
Unaudited	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Utility Operating Revenues	5,265,920	5,534,561	22,002,172	24,541,370

Cost and Expense
Natural Gas Purchased	2,984,967	3,845,959	13,319,570	18,042,660
Operating & Maintenance Expense	1,646,605	1,321,696	4,960,756	4,121,280
Taxes other than Income Taxes	318,241	288,114	1,089,787	915,013
Depreciation	156,886	134,299	467,194	379,407
Other Deductions, Net	172,932	7,723	612,434	23,023
Total Costs and Expenses	5,279,631	5,597,791	20,449,741	23,481,383

Utility Operating Income (Loss)	(13,711)	(63,230)	1,552,431	1,059,987

Other Income and (Expense)
Interest Expense	(335,323)	(444,497)	(1,110,394)	(1,184,616)
Interest Income	149,724	38,044	315,121	143,799

Net Income (Loss) from Utility Operations, Before Income Tax	(199,310)	(469,683)	757,158	19,170

Income Tax Benefit (Expense)	93,845	185,810	(261,183)	61,898

Net Income (Loss) from Continued Operations	(105,465)	(283,873)	495,975	81,068

Income (Loss) from Discontinued Operations, Net of Income Tax	27,839	(38,728)	35,601	(104,707)

Net Income (Loss)	(77,626)	(322,601)	531,576	(23,639)
Other Comprehensive Income (Loss)	(30,550)	(54,323)	(15,742)	(41,998)
Total Comprehensive Income (Loss)	(108,176)	(376,924)	515,834	(65,637)

Weighted average earnings per share-
basic & diluted:
From Continued Operations	($0.208)	($0.560)	$0.978	$0.160
From Discontinued Operations	$0.055	($0.076)	$0.070	($0.207)
	($0.153)	($0.636)	$1.048	($0.047)

Weighted average shares outstanding	506,918	506,918	506,918	506,918

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

Assets	June 30, 2007	September 30, 2006

Plant:
Utility property, plant and equipment	$29,273,599	$28,480,707
Non-utility assets - discontinued operations, net	17,725	177,230
Less: accumulated depreciation	(11,230,503)	(10,770,476)
Total plant utility and non-utility, net	18,060,821	17,887,461

Investments:
Marketable securities available-for-sale at fair value	2,664,837	2,662,009

Current assets:
Cash and cash equivalents	136,401	1,170,070
Customer accounts receivable, (net of allowance for
uncollectible accounts of $151,769 and $97,000)	1,867,886	1,460,621
Gas stored underground, at average cost	2,111,302	0
Materials and supplies inventory	409,103	343,286
Prepaid expenses	813,912	717,023
Current assets - discontinued operations	35,750	46,113
Total current assets	5,374,354	3,737,113

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	0	64,906
Deferred regulatory costs	2,433,865	2,326,843
Deferred pension and other	197,244	202,448
Goodwill (net of accumulated
Unamortized debt issuance cost (net of accumulated
amortization of $281,853 and $269,849)	218,138	236,143
Other	155,913	184,437
Discontinued Operations- other	36,603	36,602
Total deferred debits and other assets	3,041,763	3,051,379

Total assets	29,141,775	27,337,962

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	June 30, 2007	September 30, 2006
Capitalization and liabilities:

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 507,000 shares at June 30, 2007
and September 30, 2006)	$2,534,590	$2,534,590
Other paid-in capital	959,512	959,512
Retained earnings	(124,653)	(656,229)
Accumulated other comprehensive loss	(208,322)	(192,580)
Total common stockholders' equity	3,161,127	2,645,293

Long-term debt, less current installments	8,661,774	8,590,000
Long-term debt, less current installments - discontinued operations	0	56,842
Total Long-term debt	8,661,774	8,646,842

Current liabilities:
Current portion of long-term debt	460,412	455,000
Demand Note Payable	1,171,659	1,456,662
Borrowings under lines-of-credit	6,525,000	6,550,000
Accounts payable	2,764,626	1,333,940
Accrued expenses	1,092,068	1,184,617
Customer deposits and accrued interest	518,630	1,025,907
Deferred income taxes	736,035	434,635
Other current liabilities - discontinued operations	(83,424)	(63,795)
Total current liabilities	13,185,006	12,376,966

Deferred credits and other liabilities:
Deferred income taxes	224,864	275,320
Deferred compensation	1,983,419	2,157,407
Deferred pension costs & post-retirement benefits	1,053,043	620,504
Unrecovered gas costs	166,158	0
Other	656,123	577,820
Other deferred liabilities - deferred federal income
Other deferred credits and other liabilites - discontinued operations	50,261	37,810
Total deferred credits and other liabilities	4,133,868	3,668,861

Concentrations and commitments

Total capitalization and liabilities	29,141,775	27,337,962

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$531,576	($23,639)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	467,194	537,915
Unamortized debt issuance cost	18,005	12,062
(Gain) Loss on sale of marketable securities	(18,570)	(105,115)
Deferred income taxes	250,944	(33,940)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(407,265)	(1,339,331)
Gas stored underground	(2,111,302)	3,636,151
Materials and supplies inventory	(65,817)	(88,319)
Prepaid expenses	(96,889)	(225,217)
Unrecovered gas costs	0	542,648
Deferred regulatory costs	(107,022)	0
Deferred pension and other	5,204	22,004
Other	38,886	(75,881)
Increase (decrease) in:
Accounts payable	1,430,686	952,919
Accrued expenses	(92,549)	(266,049)
Customer deposit and accrued interest	(507,277)	(450,594)
Deferred compensation	(173,988)	156,100
Deferred pension costs & post-retirement benefits	432,539	406,178
Unrecovered gas costs	231,064	0
Other liabilities and deferred credits	71,125	(260,481)
Net cash (used in) provided by operating activities	(103,456)	3,397,411

Cash flows from investing activities:
Purchase of securities available-for-sale	(885,016)	(114,523)
Sale of securities available-for-sale	885,016	138,414
Capital expenditures	(640,554)	(1,453,384)
Net cash (used in) provided by investing activities	(640,554)	(1,429,493)

Cash flows from financing activities:
Proceeds under lines-of-credit	8,008,908	7,087,919
Repayment of lines-of-credit	(8,033,908)	(7,883,884)
Proceeds under long-term debt	77,186	0
Repayment of long-term debt	(341,845)	(407,900)
Net cash (used in) provided by financing activities	(289,659)	(1,203,865)
Net (decrease) increase in cash	(1,033,669)	764,053

Cash and cash equivalents at beginning of period	1,170,070	255,037

Cash and cash equivalents at end of period	136,401	1,019,090

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	1,064,843	1,216,278

Income taxes	6,000	3,000

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

Note C - Pension and Other Post-retirement Benefit Plans

The Company uses June 30 as the measurement date for its plans.

Components of Net Periodic Benefit Cost:

Nine months ended June 30

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Service cost	$203,117	$302,653	$13,579	$23,416
Interest cost	560,425	503,733	44,779	42,950
Expected return on plan assets	(594,114)	(558,813)	0	0
Amortization of prior service cost	21,113	30,278	36,561	36,559
Amortization of net (gain) loss	$221,601	331,198	(32,580)	(17,024)
Net periodic benefit cost	$412,142	$609,049	$62,339	$85,901
Charges to approved rate cases	$28,849	$408,069	$3,117	$24,911
Amounts recognized in the statements of income	383,293	$200,980	$59,222	$60,990

Pension Plan Assets

The Company's pension plan weighted-average asset allocations at June 30, 2007 and 2006 by asset category are as follows:
	Plan Assets At June 30

Asset Category	2007	2006
Equity SecuritieS	58%	56%
Debt Securities	40%	42%
Other	2%	2%
	100%	100%

There is no Company common stock included in the plan assets.

Amounts recognized in the Statement of Financial Position consist of:
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Accrued Benefit Cost	$(660,553)	$(1,402,418)	$(1,133,252)	$(1,105,386)
Intangible Assets	139,600	167,751	0	0
Accumulated Other
Comprehensive Income	180,486	507,705	0	0

Net Amount Recognized	$(340,467)	$(726,962)	$(1,133,252)	$(1,105,386)

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

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:
	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	2,597	(2,268)
Effect on postretirement benefit obligation	36,128	(31,640)

Note D - Segment Overview

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.

	Utility	Discontinued Operations
	Gas Company	(3) Corning Realty	(3) Corning Mortgage	(2) Appliance	Subtotal	Total Consolidated
Revenue:(1)
2007	$22,002,172	$0	$0	$40,957	$40,957	$22,043,129
2006	24,541,370	2,190,594	290	58,195	2,249,079	26,790,449
Transportation Revenue:
2007	843,514	0	0	0	0	843,514
2006	608,466	0	0	0	0	608,466
Net income (loss):(1)
2007	495,975	0	0	35,601	35,601	531,576
2006	81,068	(38,319)	(37,671)	(28,717)	(104,707)	(23,639)
Interest income:(1)
2007	315,121	0	0	97,241	97,241	412,362
2006	143,799	0	0	79,388	79,388	223,187
Interest expense:(1)
2007	1,110,394	0	0	365	365	1,110,759
2006	1,184,616	48,239	4,710	4,111	57,060	1,241,676
Total assets:
2007	29,018,220	0	0	123,555	123,555	29,141,775
2006	28,310,743	1,593,578	147,920	1,063,676	2,805,174	31,115,917
Capital Expenditures:
2007	640,554	0	0	0	0	640,554
2006	1,451,980	1,404	0	0	1,404	1,453,384
Federal income tax expense:
2007	261,183	0	0	18,332	18,332	279,515
2006	(61,898)	(15,684)	(19,406)	(14,793)	(49,883)	(111,781)

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

Note E - Subsequent Events

The Commission authorized the Company on June 21, 2007, Case 07-G-0445, to issue and sell shares of $5 par value common stock to support a rights offering for investment units consisting of 506,918 shares of common stock and one warrant to purchase 0.7 shares of common stock aggregating a 0.7 share. The Company is authorized by the Commission to issue up to $14.9 million of common stock including stock issued by the exercise of warrants. The proceeds from the issuance of the securities authorized by the Commission shall be used only for (a) the acquisition of property, the construction, completion, extension or improvement of the Company's facilities or the improvement or maintenance of its service within the state, (b) for the discharge or lawful refunding of the Company's obligations, and (c) to reimburse its treasury for equivalent moneys expended for those purposes. Corning distributed to its shareholders of record as of July 31, 2007 rights to purchase one share of stock and 0.7 of a warrant for $16. The rights expire if unexercised on August 17, 2007. Each right also carries over-subscription privileges if unsubscribed rights are available. If rights offering is fully subscribed, the Company will recognize approximately $8.1 million, less estimated costs of $300,000.

On August 6, 2007 the Company issued 75,000 options to purchase shares of common stock of its stock at $15.00 per share to its CEO.  The options have a ten year life and vest 25,000 share at issuance, 25,000 share at the first anniversary of issuance and 25,000 shares at the second anniversary of issuance.

There were no sales of unregistered securities (debt or equity) during the quarter ended June 30, 2007.

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

Our key performance indicators are net income and stockholder equity.

	Nine Months Ended June 30
	2007	2006
Net Income (Loss)	$531,576	$(23,639)
Stockholders' equity per share	$ 6.24	$ 9.80

	Three Months Ended June 30
	2007	2006
Net Income (Loss)	$(77,626)	$(322,601)

Three month and nine-month earnings ended June 30, 2007 were significantly better than the same periods in 2006. The improvements were the product of improved margins somewhat offset by higher costs and net regulatory adjustments related to 2006 operations. Higher operating expenses were primarily the product of higher amortizations and pension expenses. Regulatory charges were related to disallowance of certain 2006 gas costs ($690,000) partially offset by an interest deferral of $575,683. The recognized pension expense increased from $268,070 in the 2006 period to $948,740 in 2007.

As a regulated utility company, shareholders' equity is an important measure for the Company. The New York Public Service Commission allows the Company to earn a just and reasonable return on shareholders' equity. Shareholders' equity is therefore a precursor of future earnings' potential. Shareholders' equity decreased between June 2006 and June 2007 due to one-time charges taken at the end of the fiscal year September 30, 2006. In the nine months since then Shareholder's equity has increased from $5.22 a share to $6.24 a share. A focus of the Company going forward is to rebuild shareholders' equity.

Other indicators that are tracked involve safe and efficient operations. These include leak repair, main and service replacements and customer service metrics. During 2006 the Company made a significant effort to improve its infrastructure. More than $1.6 million was invested in line, meter and service replacement. We repaired 282 leaks and replaced 150 services and three miles of gas main during the first nine months of fiscal 2007.

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

Earnings

Net loss amounted to ($77,626) or ($.153) per share in the third quarter of 2007 compared to net loss of $(322,601) or ($.636) per share in the third quarter of 2006. Consolidated net income in the nine months ended June 30, 2007 was $531,576 or $1.048 per share compared to consolidated net loss of ($23,639) or ($.047) per share in the nine months ended June 30, 2006. The increase is the result of new rates, colder weather and more efficient operations. 2007 results were negatively impacted by continuing costs associated with the non-consummated merger with C & T.

Earnings (Loss) by Segment	Quarter	Quarter	YTD	YTD
For the period ended June 30:	2007	2006	2007	2006
Utility (continued operation)	$ (105,465)	$ (283,873)	$ 495,975	$ 81,068
Discontinued Operations	27,839	(38,728)	35,601	(104,707)
Total Consolidated	$ (77,626)	$ (322,601)	$ 531,576	$ (23,639)

Revenue
	Quarter	Quarter	YTD	YTD
Utility Operating Revenue	2007	2006	2007	2006
Retail Revenue:
Residential	$ 3,135,499	$ 3,366,649	$12,786,916	$ 14,544,409
Commercial	607,541	714,423	2,541,757	3,287,226
Industrial	19,030	50,244	99,860	229,528
	3,762,070	4,131,316	15,428,533	18,061,163
Transportation	843,514	608,466	3,337,043	2,259,302
Wholesale	555,382	624,479	2,911,177	3,576,710
Local Production	--	65,723	--	269,797
Other	104,954	104,577	325,419	374,398
	$ 5,265,920	$ 5,534,561	$22,002,172	$ 24,541,370

Utility operating revenue decreased $268,641 or 5 percent in the third quarter of 2007 compared to the third quarter of 2006 due to lower gas costs. Utility operating revenue for the first three quarters of 2007 ("YTD") decreased $2,539,198 or 10 percent compared to YTD 2006 due primarily to lower gas costs. Gas costs are a pass through to customers through the Company's gas adjustment clause.

Margin
Utility Margin	Nine Months Ended June 30
	2007	2006

Utility Operating Revenues	$ 22,002,172	$24,541,370
Natural Gas Purchased	13,319,570	18,042,660
Margin	8,682,602	6,498,710

Utility Margin	Three Months Ended June 30
	2007	2006

Utility Operating Revenues	$ 5,265,920	$ 5,534,561
Natural Gas Purchased	2,984,967	3,845,959
Margin	2,280,953	1,688,602

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

Operating Expenses

Utility

Purchase gas expense decreased $860,992 or 22 percent to $2,984,967 in the third quarter of 2007 compared to $3,845,959 in the third quarter of 2006 due primarily to the reduced price of gas. Other operating and maintenance expense increased 34 percent in the third quarter of 2007 to $2,004,816 compared to $1,321,696 in the third quarter of 2006 due primarily to increased amortization expense related to a previous deferral and increased pension and property tax expenses. Depreciation expense increased to $156,886 in the third quarter of 2007 from $134,299 in 2006 due to increased investment in plant property and equipment.

Interest Income

Interest income increased by $111,680 to $149,724 in the third quarter of 2007 versus $38,044 in the third quarter of 2006. The increase in 2007 was due to changes in interest bearing gas cost reconciliation amounts due from customers.

Discontinued Operations

The non utility operations were sold in the fiscal year 2006 and the results were included in "Discontinued Operation" segment. Therefore the periods are not comparable.

Operating Segments

Please see Note D to the financial statements, for a discussion of operating segments, which also contain the results by segment for the nine months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain on sale of securities, and deferred income taxes. In the utility segment, over or under recovered gas costs significantly impacts cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows from investing activities consist primarily of capital expenditures. Capital expenditures have historically exceeded $1 million annually and the same is expected in the coming year. Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For consolidated operations, the Company had $6,600,000 during 2007 available through lines of credit at local banks. The amount outstanding under these lines at June 30, 2007 is $6,525,000. In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. The Company relies heavily on its credit lines and a large portion is utilized throughout the entire year.

The Company has outstanding $8,661,774 in long term debt as of June 30, 2007.

In order to purchase gas supplies for the winter 2006-2007 season, the Company entered in to a gas asset management contract with Virginia Power Energy Marketing Inc. where VPEM purchased gas on behalf of the Company and injected that gas in to storage. At the request of VPEM on November 30th, 2006 Richard Osborne, Chairman of the Company, posted a letter of credit with VPEM to facilitate the payment for gas. This letter of credit allowed the Company to resume normal payment for its gas purchases. The letter of credit expired on April 30, 2007.

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

In its May Order, the Commission authorized the Company to increase its base rates for natural gas service by approximately $2.7 million. The May Order allowed rates to become effective as of June 1, 2006. For financial purposes rates went in to effect October 1, 2006 and revenues collected as a result of early implementation (June1st through September 30th) are subject to refund in 2007. The Commission granted recovery of approximately $2.63 million of deferred costs associated with appliance business, offsetting that against a $1.4 million one time gas supply disallowance expense. This expense was recognized in the quarter and fiscal year ended September 30, 2006.

The Company filed a rate stabilization plan with the New York State Public Service Commission on June 28, 2007. If adopted in its entirety, the filing would raise distribution rates by $581,038 or 2.14% on April 1, 2008 and then freeze rates through April 1, 2011. There are several factors that necessitated the 2.14% increase. Specifically, this includes increased investment in mains & services and higher property taxes.

The Commission authorized the Company on June 21, 2007, Case 07-G-0445, to issue and sell shares of $5 par value common stock to support a rights offering for investment units consisting of 506,918 shares of common stock and one warrant to purchase 0.7 shares of common stock aggregating 354,842 shares. The Company is authorized by the Commission to issue up to $14.9 million of common stock including stock issued by the exercise of warrants. The proceeds from the issuance of the securities authorized by the Commission shall be used only for (a) the acquisition of property, the construction, completion, extension or improvement of the Company's facilities or the improvement or maintenance of its service within the state, (b) for the discharge or lawful refunding of the Company's obligations, and (c) to reimburse its treasury for equivalent moneys expended for those purposes. Corning distributed to its shareholders of record as of July 31, 2007 rights to purchase one share of stock and 0.7 of a warrant for $16. The rights expire if unexercised on August 17, 2007. Each right also carries over-subscription privileges if unsubscribed rights are available. If rights offering is fully subscribed, the Company will recognize approximately $8.1 million, less estimated costs of $300,000.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At June 30, 2007, these instruments consisted of a term loan and bank credit line borrowings outstanding of $6,525,000. The interest rate (prime rate) on this loan and these lines was 8.25 percent at June 30, 2007.

Item 4 - Controls and Procedures

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently involved in litigation arising from the proposed merger with C&T that was terminated in October 2006 which is summarized below.

In late October and November 2006, the law firm of Rich May requested that we issue two notes to the firm for legal fees in the principal amounts of $275,364.28 and $53,503.53, and sign a letter agreement regarding payment of the fees. At the time, Corning was in the midst of negotiating several significant transactions and the prior board decided to issue the notes to retain Rich May's representation. The current board had concerns about the propriety of the notes when it learned of them and entered into discussions with Rich May to resolve the matter. Because of these concerns, we have not made all payments required by each of the notes and on February 13, 2007, Rich May filed suit against Corning in Suffolk Superior Court in Suffolk County, Massachusetts, to collect on the notes. Rich May demanded damages of approximately $300,000, plus interest, costs and attorneys' fees. We subsequently removed the case to the United States District Court for the District of Massachusetts (Case No. 1:07-CV-10443-WGY). On March 27, 2007, we filed our answer and counterclaim alleging several affirmative defenses to Rich May's claim and bringing counterclaims against the firm for, among other things, legal malpractice and breach of fiduciary duty. On May 7, 2007, Rich May filed a Motion for Summary Judgment. On May 21, 2007, we filed a Rule 56(f) Response to Rich May's Summary Judgment Motion, seeking an opportunity to conduct discovery. On May 25, 2007, Rich May filed its Supplemental Complaint containing additional claims against us. On June 11, 2007, we filed our Answer to the Supplemental Complaint and the Verified Amended Counterclaim bringing additional claims against Rich May. At a hearing held on June 26, 2007, the judge granted our request for discovery and provisionally allowed in part and denied in part Rich May's motion for summary judgment pending the outcome of discovery. We intend to proceed with discovery and to defend this suit vigorously.

In December 2003, Corning entered into an agreement with Aramar Capital Group, LLC appointing Aramar as its financial advisor in connection with the potential sale of the company. As Corning's financial advisor, Aramar was responsible for preparing the necessary selling documents, contacting potential buyers and assisting Corning with negotiations. In May 2006, Corning entered into a merger agreement with C&T Enterprises, Inc. pursuant to which C&T agreed to purchase all of Corning's outstanding shares, subject to approval of the merger by Corning's shareholders. At a special meeting of Corning's shareholders on October 11, 2006, the company failed to secure the requisite number of affirmative votes for the merger. C&T terminated the merger on October 16, 2006, citing three provisions in the merger agreement.

After terminating the merger agreement, C&T demanded that Corning pay C&T a termination fee in the amount of $250,000. We do not believe that we owe C&T the termination fee and on April 25, 2007, we filed a Summons with Notice in the Supreme Court of New York, Steuben County (Index No. 96686), seeking a judgment declaring whether Corning owes C&T the termination fee under the terms of the merger agreement. On May 29, 2007, C&T filed a Notice of Removal to remove the pending action from Steuben County to the U.S. District Court, Western District of New York. As a result of the Notice of Removal, we filed a Complaint for Declaratory Judgment with the U.S. District Court, Western District of New York on June 4, 2007. C&T has until July 20, 2007 to file an answer to our Complaint for Declaratory Judgment.

Following the failed merger, Aramar demanded additional fees under the terms of the agreement between Aramar and Corning. We do not believe we owe Aramar any further fees under the agreement and on April 25, 2007, we filed a Summons with Notice in the Supreme Court of New York, Steuben County (Index No. 96685) seeking a judgment declaring whether Corning owes Aramar the aforementioned fees. On April 26, 2007, Aramar filed suit against Corning for fees in excess of $550,000 in the Supreme Court of New York, New York County (Index No. 601380-07). We intend to defend this suit vigorously. On May 11, 2007, we filed our answer alleging several defenses to Aramar's claims. In addition, we filed a demand that the case be removed to Steuben County. On June 27, 2007, Aramar filed a motion to dismiss or consolidate the pending actions in Steuben County and New York County. On August 10, 2007, the company reached a settlement with Aramar for $146,000. A reserve for approximately this amount is included in the third quarter results.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On May 31, 2007, Corning Natural Gas Corp held its 2007 Annual Meeting of Stockholders to act on the following proposals:

Proposal One: Election of the Board of Directors for 2007. It was reported that a majority of the holders of common stock present in person or represented by proxy cast ballots to fix the number of Directors at seven and to elect the nominees as presented. A certain number of proxies withheld the authority to vote on the election of nominees. One Board nominee, Mr. Matthew Benesh, recently withdrew his nomination based on recommendation from legal counsel of his employer. In his place, Mr. Henry B. Cook, Jr. was appointed by the Board to stand for election in place of Mr. Benesh. On a motion duly made and seconded, it was

VOTED: to fix the number of Directors of the Corporation at seven and to elect the following member to the Board of Directors for the ensuing year.

.

Richard M. Osborne
Michael I. German
Thomas J. Smith
George J. Welch
Ted W. Gibson
Stephen G. Rigo
Henry B. Cook, Jr.

The following table sets forth the number of shares of Class A common stock voted for and withheld with respect to each nominee.
Nominee	Votes For	Votes Withheld
Matthew C. Benesh	458,593	5,493
Michael I. German	440,410	23,676
Ted W. Gibson	458,593	5,493
Richard M. Osborne	440,300	23,786
Stephen G. Rigo	458,593	5,493
Thomas J. Smith	458,593	5,493
George J. Welch	459,487	4,599

Proposal Two: Approval of 2007 Stock Plan. On a motion duly made and seconded, it was, by a majority of shares of common stock represented in person or by proxy,

VOTED: to adopt the 2007 Stock Plan as presented in the proxy.
For	Against	Withheld
241,563	110,763	18,738

Proposal Three: Approval of Amendments to Certificate of Incorporation. This proposal was presented as seven proposals, 3a through 3g, for approval of each subsection.

On a motion duly made and seconded, Proposal 3a, to Enlarge our business purpose as specifically detailed in the proxy statement was, by an affirmative vote of a majority of our shares of common stock represented in person or by proxy,

VOTED: to approve Proposal 3a: Enlarge Our Business Purpose.
For	Against	Withheld
361,259	7,955	1,850

Proposal 3b: Increase the Authorized Shares of Common Stock. On a motion duly made and seconded, Proposal 3b, to Increase the Authorized Shares of Common Stock as specifically detailed in the proxy statement was, by an affirmative vote of a majority of our shares of common stock represented in person or by proxy,

VOTED: to approve Proposal 3b: Increase the Authorized Shares of Common Stock.
For	Against	Withheld
419,433	28,036	16,726

Proposal 3c: Authorize Shares of Preferred Stock. On a motion duly made and seconded, Proposal 3c, to Authorize Shares of Preferred Stock as specifically detailed in the proxy statement was, by an affirmative vote of a majority of our shares of common stock represented in person or by proxy,

VOTED: to approve Proposal 3c: Authorize Shares of Preferred Stock.
For	Against	Withheld
317,246	34,102	19,716

Proposal 3d: Limit the Personal Liability of Directors. On a motion duly made and seconded, Proposal 3d, to Limit the Personal Liability of Directors as specifically detailed in the proxy statement was, by an affirmative vote of a majority of our shares of common stock represented in person or by proxy,

VOTED: to approve Proposal 3d: Limit the Personal Liability of Directors.
For	Against	Withheld
425,659	18,500	20,036

Proposal 3e: Eliminate Preemptive Rights. On a motion duly made and seconded, Proposal 3e, to Eliminate Preemptive Rights as specifically detailed in the proxy statement was, by an affirmative vote of a two-thirds majority of our shares of common stock entitled to vote,

VOTED: to approve Proposal 3e: Eliminate Preemptive Rights.
For	Against	Withheld
351,769	14,946	4,459

Proposal 3f: Allow Shareholders to Act by Less than Unanimous Written Consent. On a motion duly made and seconded, Proposal 3f, to Allow Shareholders to Act by Less than Unanimous Written Consent as specifically detailed in the proxy statement was, by an affirmative vote of a majority of our shares of common stock represented in person or by proxy,

VOTED: To approve Proposal 3f: Allow Shareholders to Act by Less than Unanimous Written Consent.
For	Against	Withheld
339,558	29,231	2,275

Proposal 3g: Change the Shareholder Vote Required to Approve Certain Corporate Actions. On a motion duly made and seconded, Proposal 3g, to Change the Shareholder Vote Required to Approve Certain Corporate Actions as specifically detailed in the proxy statement was, by a vote of our shares of common stock entitled to vote,

VOTED: NOT to approve Proposal 3g: Change Shareholder Vote Required to Approve Certain Corporate Actions.
For	Against	Withheld
334,812	17,389	18,863

Proposal Four: Approval of Amendments to By-Laws. On a motion duly made and seconded, Proposal Four, to Approve Amendments to By-Laws as specifically detailed in the proxy statement was, by an affirmative vote of a majority of our shares of common stock represented in person or by proxy,

VOTED: To approve Proposal Four: Approval of Amendments to By-Laws
For	Against	Withheld
338,266	12,266	20,532

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

CORNING NATURAL GAS CORPORATION

Date: August 14, 2007	_______________________________________
\By Michael I. German, Chief Executive Officer and President
Date: August 14, 2007	_______________________________________
By Firouzeh Sarhangi, Chief Financial Officer and Treasurer