Form 10-K
period 2007-09-30
CORNING NATURAL GAS CORP
filed 2007-12-28
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

(607) 936-3755

(Registrant#s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES [X] NO[ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant#s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company. YES [ ] NO[X]

Revenues for 12 month period ended September 30, 2007 $24,298,414

The aggregate market value of the 431,852 shares of the Common Stock held by non-affiliates of the Registrant at the $16.30 average of bid and asked prices as of December 1, 2006 was $6,477,780.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2007 - 809,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the twelve month period ended September 30, 2007, and definitive proxy statement relating to the 2008 annual meeting of shareholders are incorporated by reference into Part I, Part II and Part III hereof.

Information contained in this Form 10-K and the Annual Report to shareholders for fiscal 2007 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

ITEM 1 - DESCRIPTION OF BUSINESS

Corning Natural Gas Corporation (the "Company," "we" or "our"), incorporated in 1904, is a natural gas utility. We distribute natural gas through our own distribution and transmission network to residential, commercial, industrial and municipal customers in the Corning, New York area and to two other gas utilities which service the Elmira and Bath, New York areas. We are franchised to supply gas service in all of the political subdivisions in which we operate. We are under the jurisdiction of the Public Service Commission of New York State which oversees and sets rates for New York gas distribution companies.

Discontinued Operations

In August 2006, Corning Natural Gas Appliance Corporation ("Corning Appliance") executed an asset purchase agreement to transfer ownership of the Prudential Ambrose & Shoemaker Real Estate Company (the "Real Estate Company") to Better Living, Inc. The sale of the Real Estate Company was the result of long negotiations between the Company and two other potential buyers. The final agreement with Better Living was determined to be in the best interest of the Company when considering the restrictions placed on the Company.

The sale of the Real Estate Company resulted in all of the assets, furniture, fixtures, receivables and pending contracts being transferred to the new owner, which continues to operate the Real Estate Company as a Prudential franchise. The sale price for the Real Estate Company was $825,000 in cash.

During the negotiations for the sale of the Real Estate Company, the successful buyer expressed no interest in ownership of the Corning Mortgage Company, which was a mortgage banking company owned by Corning Appliance as a subsidiary. Since the mortgage company was not currently conducting any business and existed in name only, it was determined to have no value in the sale and was excluded from the transaction, and has been dissolved as a company.

Gas Supply

We have contracted for gas supply portfolio from various sources to provide natural gas to our distribution system. We maintain storage capacity of approximately 586,000 decatherms ("Dth"). We have a contract with Merrill Lynch Commodities Incorporated to manage our capacity and storage assets. The contract is in place from April 2007 through March 2008.

We have secured the required fixed price and storage gas supply for the 2007-2008 winter season and are managing our forecasting process to assure that we follow our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve our approximately 14,500 customers.

We do not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas drilling is at record levels and domestic reserves and production are increasing. In addition, LNG imports are growing rapidly We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas, and continue to receive material inventory from various reliable sources.

For more information regarding our segments, see Note 2 to the accompanying Consolidated Financial Statements of this Form 10-K.

Seasonality

Because our business is seasonal by quarters, sales for each quarter of the year vary and are not comparable. Sales vary depending on variations in temperature, although the Company#s weather normalization clause serves to stabilize net revenue from the effects of temperature variations. The weather normalization clause allows us to adjust customer billings to partially compensate for changes in net revenue caused by weather.

Significant Customers

We have three major customers, Corning Incorporated, New York State Electric & Gas, and Bath Electric, Gas & Water Systems. The loss of any of these customers could have a significant impact on our financial results. We recently extended our principal contract with Corning Inc. through September 30, 2010.

Employees

We had 51 employees as of September 30, 2007 and 48 as of September 30, 2006.

Competition

Historically, the competition in our residential market has been primarily from electricity in cooking, water heating and clothes drying, and to a very small degree, in heating. The price of gas remains low in comparison to that of electricity in our service territory and our competitive position in the residential market continues to be very strong. Approximately 99% of our residential customers heat with gas. Relative to attracting new customers beyond our existing mains, our principal competition is oil and propane. Natural gas enjoys a significant price advantage over these fuels today.

We face limited competition from oil in the industrial market. We have been able to compete successfully through several mechanisms, including providing customers the option of transporting their own gas. We are able to maintain our profit margin in these situations because our transportation rate is equal to the lowest unit rate of the appropriate rate classification, exclusive of gas costs.

Environmental Regulation

We believe we are in compliance with present federal, state and local provisions relating to the protection of the environment. We do not expect that continued compliance with these requirements will not have any material adverse effect on our capital expenditures, earnings and financial position.

ITEM 1A. RISK FACTORS.

Our operations could be adversely affected by fluctuations in the price of natural gas.

Prices for natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. While these costs are usually passed on to customers pursuant to natural gas adjustment clauses and therefore do not pose a direct risk to earnings, we are unable to predict what effect a sharp increase in natural gas prices may have on our customers# energy consumption or ability to pay. Higher prices to customers can lead to higher bad debt expense and customer conservation. Higher prices may also have an adverse effect on our cash flow as typically we are required to pay for our natural gas prior to receiving payments for the natural gas from our customers.

Operational issues beyond our control could have an adverse effect on our business.

Our ability to provide natural gas depends both on our own operations and facilities and that of third parties, including local gas producers and natural gas pipeline operators from whom we receive our natural gas supply. The loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash flows and increase our costs of repairs and replacement of assets. Although we carry property insurance to protect our assets and have regulatory agreements that provide for the recovery of losses for such incidents, our losses may not be fully recoverable through insurance or customer rates.

Significantly warmer than normal weather conditions may affect the sale of natural gas and adversely impact our financial position and the results of our operations.

The demand for natural gas is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could greatly reduce our earnings and cash flows as a result of lower gas sales levels. Although we mitigate the risk of warmer winter weather through the weather normalization clauses in our tariffs, we may not always be able to fully recover all lost revenues as the weather mitigation rate design provides only partial protection for warmer than normal weather.

There are inherent risks associated with storing and transporting natural gas, which could cause us to incur significant financial losses.

There are inherent hazards and operation risks in gas distribution activities, such as leaks, accidental explosions and mechanical problems that could cause substantial financial losses. These risks could, if they occur, result in the loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses to us. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and administrative proceedings that could result in substantial monetary judgments, fines or penalties against us. To the extent that the occurrence of any of these events is not fully covered by insurance, they could adversely affect our financial position and results of operations.

Changes in regional economic conditions could reduce the demand for natural gas.

Our business follows the economic cycle of the customers in our service regions, Corning, Bath and Hammondsport, New York. A falling, slow or sluggish economy that would reduce the demand for natural gas in the areas in which we are doing business by forcing temporary plant shutdowns, closing operations or slow economic growth would reduce our earnings potential.

Many of our commercial and industrial customers use natural gas in the production of their products. During economic downturns, these customers may see a decrease in demand for their products, which in turn my lead to a decrease in the amount of natural gas they require for production.

Our earnings may decrease in the event of adverse regulatory actions.

Our operations are subject to the jurisdiction of the New York Public Service Commission (NYPSC). The NYPSC approves the rates that we may charge to our customers. If we are required in a rate proceeding to reduce the rates we charge our customers, or if we are unable to obtain approval for rate relief from the NYPSC, particularly when necessary to cover increased costs, including costs that may be incurred in connection with mandated infrastructure improvements, our earnings may decrease.

Our success depends in large part upon the continued services of a number of significant employees, the loss of which could adversely affect our business, financial condition and results of operation.

Our success depends in large part upon the continued services of our senior executives and other key employees. Although we have entered into an employment agreement with Michael I. German, our president and chief executive officer, Mr. German and other significant employees who have not entered into employment agreements may terminate their employment at any time. The loss of the services of any significant employee could have a material adverse effect on our business.

Concentration of share ownership among our largest shareholders may prevent other shareholders from influencing significant corporate decisions.

Richard M. Osborne, chairman of the board, and Michael I. German, president and chief executive officer, currently own approximately 29% of our outstanding common stock. As a result, these individuals, if they chose to act together, will have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders.

We will need additional equity or debt financing to meet all of our cash needs.

Although we will have cash resources available for general corporate purposes, , we do not generate sufficient cash flows to meet all of our cash needs. Historically, we have made large capital expenditures in order to fund the expansion and upgrading of our distribution system. We have also purchased and will continue to purchase natural gas to store in inventory. The successful continuation of our business will be dependent upon our ability to obtain additional equity or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Additional financing may have unacceptable terms or may not be available at all for reasons relating to:

*	our future results of operations, financial condition and cash flows,
*	our inability to meet our business plan,
*	lenders# or investors# perception of, and demand for, securities of natural gas utilities, and
*	conditions of the capital markets in which we may seek to raise funds.

If we cannot raise additional capital on acceptable terms, we may not be able to finance the expansion and upgrading of our distribution system, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements.

The Company#s profitability may be adversely affected by increased competition.

We are in a geographical area with a number of interstate pipelines and local production sources. If a major customer decided to connect directly to either an interstate pipeline or a local producer, our earnings and revenues would decrease.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company#s headquarters are located at 330 West William Street, Corning, New York. This structure is physically connected to the operations center.

The Company#s pipeline system is thoroughly surveyed each year in compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 325 miles of distribution main, 15000 services, and 86 regulating station, along with various other properties are owned by the Gas Company, except for one short section of 10" gas main that is under long term lease and is used primarily to serve Corning Incorporated. All of the above described property, which is owned by the Company, is adequately insured and is subject to the lien of the Company#s first mortgage indenture.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, nor is the Company aware of any problems of any consequence which it anticipates may result in legal proceedings. The Company settled three lawsuits in 2007 related to the failed C&T merger. The former Chairman of the Company has filed suit against the Company in the western district of New York relative to certain post-retirement benefits.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Company#s common stock is traded is the Over-the-Counter Bulletin Board, or OTCBB, under the symbol "CNIG". The range of high and low bid quotations for each quarterly period during the past two years appears in the table below. The high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Company#s common stock was 271 at September 30, 2007.

MARKET PRICE - (OTC)

Quarter Ended	High	Low
December 31, 2005	18.00	14.25
March 31, 2006	15.50	13.54
June 30, 2006	15.00	13.26
September 30, 2006	16.95	14.00
December 31, 2006	17.50	15.95
March 31, 2007	16.90	14.40
June 30, 2007	19.05	14.90
September 30, 2007	18.60	14.90

DIVIDENDS

Under the terms of a $4,700,000 senior note issued September 5, 1997, the Company may not declare or pay any dividend, or cause any other payment from retained earnings except to the extent that consolidated tangible net worth of the Company exceeds $2,000,000. Under the 2007 rate order from NYPSC, the Company may not declare or pay annual dividends and/or buy back its stock until the Company can demonstrate it has sufficiently improved its access to the financial market.

ITEM 6 - SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003
Total assets	$30,295,666	$27,337,692	$31,881,286	$28,945,311	$30,735,916
Long-term debt, less current installments	$8,295,585	$8,646,842	$9,259,857	$9,670,263	$10,539,867
Summary of earnings:
Utility operating revenue	$24,298,414	$26,921,164	$22,877,858	$21,995,505	$20,561,927
Total operating expenses and taxes	23,819,941	28,512,146	21,177,838	20,660,186	19,598,325
Net utility operating income	478,473	(1,590,982)	1,700,020	1,335,319	963,602
Other income	571,641	205,090	88,083	124,967	17,853
Interest expense-regulated	790,569	1,594,678	1,294,782	1,185,000	1,189,816
Income from discontinued Ops	0	(635,382)	133,209	337,583	116,849
Net Income	$259,545	($3,615,952)	$626,530	$612,869	($91,512)
Weighted average number of common shares outstanding	532,137	506,918	506,918	506,918	482,900
Earnings per common share	0.49	(7.12)	1.25	1.22	(0.19)
Dividends paid per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Statistics (unaudited)-
Gas delivered (MMcf )
Residential	990	945	1,115	1,116	1,179
Commercial	235	247	270	298	325
Other utilities	291	276	313	340	404
Transportation deliveries	7,478	6,388	7,450	6,947	6,364
Total deliveries	8,994	7,856	9,148	8,701	8,272
Number of customers-end of period	14,253	14,345	14,344	14,378	14,316
Average Mcf use per residential customer	97	91	107	109	119
Average revenue per residential customer	$1,345.60	$1,508.42	$1,242.03	$1,167.69	$1,158.90
Number of degree days (1)	7,212	6,882	7,109	6,918	7,434
Percent (warmer) colder than avg.	4.80	(1.00)	3.20	1.70	8.30
Peak day deliveries (Mcf )	55,442	50,963	58,327	53,922	52,753
Number of rental appliances in service	0.00	0.00	0.00	0.00	0.00
Miles of mains	406.00	406.00	404.70	404.30	403.90
Investment in gas plant (at cost)	$30,323,764	$28,480,707	$26,826,478	$25,749,195	$24,953,757
Stockholders# equity per share	8.88	5.22	9.93	9.54	7.17

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management#s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,500 customers through 400 miles of pipeline in the Corning and Hammondsport, New York areas. The market for natural gas in our residential service territory saturated with little growth potential. However, growth opportunities do exist in extending our mains to areas currently not served, as well as expansion in to the commercial and industrial markets. For example, our largest customer, Corning Inc., has added additional manufacturing capacity in its service area that has increased our revenue and margins. Corning Inc. has announced another expansion that we expect will further increase our revenue and margins. In addition we believe that revenue and margin growth should occur through increasing connection with local gas production sources. We continue to focus on improving the efficiency of our operations. We are also in the process of making capital investments to improve our infrastructure including upgrading our distribution system through replacement of distribution mains and customer service lines.

Our key performance indicators are net income and shareholders# equity.

	Year Ended September 30
	2007	2006	2005
Net income (loss)	$ 259,545	$ (3,615,952)	$ 626,530
Shareholders# equity	$7,190,589	$ 2,645,293	$5,033,660

In 2007, our consolidated earnings were $259,545. Earnings were negatively impacted by residual costs associated with the failed merger with C&T Enterprises, Inc. in 2006 in the amount of $1.0 million. Effective October 1, 2006 we received an order from the New York Public Service Commission (NYPSC) to increase our rates by $2.7 million. This Order was the principal reason we returned to profitability in 2007.

During 2006 several events took place that resulted in our sustaining a loss of approximately $3.6 million, including rising natural gas prices that resulted in less use per customer, higher pension and interest costs and the loss of revenue from local production. In addition, in 2006 we incurred a number of extraordinary operating expenses including restructuring expenses (in the amount of $1.9 million which includes legal, investment banking and other expenses associated with the failed merger with C&T Enterprises as well as severance and related costs for our former senior officers, gas cost disallowance in the amount of $1.4 million), the write off of good will associated with the sale of our real estate subsidiary, Corning Realty Associates, LLC, in the amount of $729,709 and the expense associated with the Deferred New York State Franchise Tax catch-up reconciliation in the amount of $325,000. These extraordinary items resulted in a net loss of $3.6 million. Excluding these items, we lost $396,801 in 2006. We have excluded certain expenses from our net income (loss) because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance.

As a regulated utility company, shareholders# equity is an important performance indicator for us. The NYPSC allows us to earn a just and reasonable return on shareholders# equity Shareholders# equity is therefore a precursor of future earnings potential. Shareholders# equity decreased between 2005 and 2006 as a result of the significant loss in 2006. In 2007, shareholders# equity increased by $4.5 million due, in part, to a rights offering to holders of our common stock in which we raised $4.8 million. Going forward, we continue to focus on rebuilding shareholders# equity.

Other performance indicators that we track include leak repair, main and service replacements and customer service metrics. During 2006 we made a significant effort to improve our infrastructure and more than $1.6 million was invested in line, meter and service replacement. We repaired 282 leaks and replaced 150 services and three miles of gas main. In 2007, we continued our program to improve infrastructure by investing $1.8 million in system improvements, repairing 234 leaks, and replacing 147 services and two miles of gas main

Our customer service group has implemented several changes to positively impact our customers. Beginning in 2007, customers have the option of third party payment of their gas bill through their lending institution. This will accelerate payments by saving customers from having to travel to the office to make payments or mail payments. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of their bill. Our principal customer service metric is the number of customer complaints we receive. In 2007, the NYPSC reported 29 complaints against us. This compares to 62 in 2006 and 11 in 2005. We are exploring the feasibility of conducting a customer satisfaction survey.

Earnings

Our continuing operations consist of our utility operations. Corning Realty Associates, LLC sold all if its assets in 2006 for a purchase price of $825,000. The results of our non-utility operations have been classified as discontinued operations for all periods presented in this report. See Note 10 to the accompanying Consolidated Financial Statement of this Form 10-K.

Earnings (loss) on a consolidated basis was as follows:

Earnings (Loss) by Segment
	2007	2006	2005
Utility	$ 259,545	$ (2,980,570)	$ 493,320
Non-Utility Operations	0	(635,382)	133,210
Total Consolidated	$ 259,545	$ (3,615,952)	$ 626,530

2007 compared with 2006. We had income of $259,545 or $0.488 per share, in 2007 compared to a loss of $3.6, or $7.13 per share, in 2006. The increase in earnings is primarily due to a significant reduction in non-recurring expenditures, including a sharp reduction in restructuring expenses from $1.9 million to $1.0 million. Earnings also improved due to a $2.0 million increase in margins from $7.5 million to $9.5 million. Margins increased due to a rate increase authorized by the NYPSC and higher gas usage caused by colder weather. Expenses increased primarily because of an increase in regulatory amortizations ($714,335) and non-cash pension and welfare expenses ($1.1 million).

2006 compared with 2005. We had a loss of $3.6 million or $7.13 per share, in 2006 compared to income of $626,530, or $1.24 per share, in 2005. The decrease in earnings is primarily due to our restructuring expenses of $1.9 million including legal, investment banking and other expenses associated with the failed merger with C&T Enterprises as well as severance and related costs for former senior officers in the amount of $815,093. We incurred a loss on the sale of our real estate subsidiary, Corning Realty Associates, LLC. Secondarily, earnings were negatively impacted by lower revenue from local producers in the amount of $618,727 and a $1.4 million penalty imposed by the NYPSC for our gas purchasing practices. Finally, there was a significant loss associated with Deferred New York State Franchise Tax catch up and reconciliation.

Revenue

2007 compared with 2006. In 2007 our operating revenue decreased $2.6 million, or 24%, primarily because of a decline in gas costs, passed through to our customers from $19.4 million in 2006 to $14.8 million in 2007.

2006 compared with 2005. Our operating revenue increased $4.0 million or 15% due primarily to an increase in gas cost passed through to our customers, partially offset by a decrease in revenue from local producers.

Our operating revenue by segment was:

Utility Operating Revenue
	2007	2006	2005
Retail Revenue:
Residential	$ 13,835,623	$ 15,665,743	$12,962,578
Commercial	2,933,019	3,588,626	2,678,898
Industrial	207,259	344,250	229,492
	16,975,901	19,598,619	15,870,968
Transportation	3,735,569	2,654,669	2,700,204
Wholesale	3,200,155	3,912,815	2,954,559
Local Production	-	310,293	929,020
Other	386,789	444,768	423,107
	$ 24,298,414	$26,921,164	$22,877,858

Margin

	2007	2006	2005

Utility Operating Revenues	$ 24,298,414	$ 26,921,164	$22,877,858
Natural Gas Purchased	14,847,065	19,426,089	14,487,154
Margin	9,451,349	7,495,075	8,390,704

Our margin increased by $2.0 million to 38.9% of revenue in 2007 compared to 27.8% of revenue in 2006 due primarily to colder weather and higher rates.

Our margin decreased by $895,629 from 36.7% of revenue in 2005 compared to 27.8% of revenue in 2006 due to a decrease in revenue from local producers in the amount of $618,727 and warmer weather.

On October 1, 2006, we implemented a rate increase in the amount of $2.7 million that positively impacted revenue and margin. Effective December 12, 2007, the NYPSC granted another rate increase that became effective immediately, which will further improve our margins. Finally, our largest customer, Corning Inc., has added additional manufacturing capacity in its service area that has increased our revenue and margins. Corning Inc. has recently announced another major expansion that we believe will increase our revenue and margin as well as enhance the economic vitality of the area.

Looking forward, we anticipate additional margin growth due to new rate order from the NYPSC, which increased rates effective December 17, 2007. Our cost of gas should remain stable because of access to local production and a more favorable gas supply asset management agreement that we entered into with Merrill Lynch Commodities in 2007.

Operating Expenses

2007 compared with 2006. Our operating expenses decreased primarily because of falling purchase gas costs, from $19.4 million in 2006 to $14.8 million in 2007. Our average gas costs decreased from $12.57 per thousand cubic feet or mcf in 2006 to $8.11 per mcf in 2007. Other operating and maintenance expenses increased primarily due to higher pension expenses. Depreciation and amortizations expenses increased from $539,127 to1.4 million as a result of 2006 rate case that allowed us to implement a $2.7 million rate increase and increased capital expenditures.

2006 compared with 2005. Our purchase gas expense increased $4.9 million, or 25%, in 2006. Our average cost of gas, including reconciliation amounts increased to $12.57 per thousand cubic feet or mcf from $8.15 per mcf in the previous year. Other operating and maintenance expenses increased 15 percent due to new regulatory requirements and our increased focus on infrastructure. Depreciation expense increased to $517,123 due to increased investment in property, plant and equipment.

Investment Income

Our investment income increased by $260,043 to $465,133 in 2007 versus $205,090 in 2006. Our investment income increased by $117,007 to $205,090 in 2006 versus $88,083 in 2005. The increase in 2007 was due to changes in interest bearing gas cost reconciliation amounts due from customers as well as realized gains and losses on a trust fund established to fund post-retirement compensations to certain officers.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on sale of securities, deferred income taxes and losses on sale of discontinued operations. Over or under recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows from investing activities consist primarily of capital expenditures.

During the third quarter of 2007 we conducted a rights offering pursuant to a May 2006 order of the NYPSC that required us to conduct an equity offering and make various capital investments, The rights offering provided holders of our common stock with a basic privilege whereby each holder had the right to purchase, at the price of $16.00, one "investment unit" for each share of common stock held. Each investment unit consisted of one share of common stock and one four-year warrant to purchase .7 shares of our common stock at a price of $19.00. The rights offering also provided shareholders with an over subscription privilege whereby any shareholder fully exercising his/her rights under basic subscription privilege would be entitled to subscribe to additional investment units also at $16.00 per unit. Through the rights offering, we raised $4.8 million. We have already begun using these funds for capital investments. Capital expenditures have historically exceeded $1.0 million annually and will likely increase in the coming year as we continue to use the proceeds of the rights offering.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we had $6.6 million during 2007 available through lines of credit at local banks, the terms of which are disclosed in Note 6 to the accompanying Consolidated Financial Statements of this Form 10-K. The amount outstanding under these lines at September 30, 2007 was $4.5 million. As security for our line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. We rely heavily on our credit lines and large portions of them are utilized throughout the entire year.

We have outstanding $9.9 million in long term debt outstanding. We repaid $705,573 in 2007 consistent with the requirements of our debt instruments.

In order to purchase gas supplies for the winter 2006-2007 season, we entered into a gas asset management contract with Virginia Power Energy Marketing Inc. ("VPEM") where VPEM purchased gas on our behalf and placed that gas into storage. At the request of VPEM on November 30, 2006, Richard Osborne, Chairman of the Board, posted a letter of credit with VPEM to facilitate the payment for gas. This letter of credit allowed us to resume normal payment for our gas purchases. In 2007 we entered in to an asset management agreement with Merrill Lynch Commodities and purchased $3.8 million of gas by the end of September 2007 that was placed into storage. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2007-2008 winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

Long-term Debt

The fair market value of our long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2007, 2006 and 2005:

	2007	2006	2005

Unsecured senior note - 7.9%, due serially with annual payments of $355,000 beginning on Septmeber 1, 2006 through 2016 and $795,000 due in 2017	$3,990,000	$ 4,345,000	$ 4,700,000
First mortgage bonds - 8.25%, series all due 2018, secured by
substantially all utility plant	3,100,000	3,100,000	3,100,000
Unsecured senior note - 9.83%, due serially with annual payments of $100,000 beginning on September 1, 2007 through 2015
and $700,000 due in 2016	1,500,000	1,600,000	1,600,000
Term Loan - variable rate 1/2 point below prime, monthly
installments through August 2010	1,076,658	1,456,662	1,836,666
Unsecured promissory note - 6.5%, due 2012, with annual
payments of $7,850	-	-	54,950
Note payable - 6.25% monthly installments through January 2009 secured by assets of Corning Realty	-	-	158,500
Mortgage note - 6.25% monthly installments through 2010	-	70,217	76,364
Note payable - at prime rate, 4.00% at Sept. 2005, due December 31, 2005	-	-	125,000
Note payable - at prime rate, 4.00% at Sept., 2005 due December 31, 2005	-	-	70,000
M&T Bank - new truck loan	27,512	-	-
M&T Bank - excavator & radio equipment	46,238	-	-
M&T Bank - backhoe & skidsteer loader	110,115	-	-
M&T Bank - used truck loan	15,783	-	-
Total long-term debt	$9,866,306	$10,571,879	$11,721,480

Less current installments	1,570,721	1,925,037	2,449,056
Less current installments - discontinued operations	-	-	12,567
Long-term debt less current installments	8,295,585	8,646,842	9,259,857

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2007 are as follows:

2008	$ 1,570,721
2009	$ 497,022
2010	$ 500,176
2011	$ 497,654
2012 and thereafter	$ 7,256,418

The estimated interest payments on the above debts are as follows:

2008	$ 782,445
2009	$ 714,057
2010	$ 672,986
2011	$ 608,885
2012	$ 567,876

The estimated pension plan payments are as follows:

2007	$549,522
2008	$570,000
2009	$470,000
2010	$499,375
2011	$530,586

Lines of Credit

We have a line of credit with local banks to borrow up to $6.6 million on a short-term basis. Borrowings outstanding under these lines were $4.5 million, $6.5 million and $6.6 million at September 30, 2007, 2006 and 2005, respectively. The maximum amount outstanding during the years ended September 30, 2007, 2006 and 2005 was $6.6 million, $6.6 million and $6.6 million. The line of credit are payable on demand with an interest rate of 8.25% as of September 30, 2007. The interest rate formula was changed to 1.85 basis point above 30 days LIBOR and was in place as of October 25, 2007. As security for our line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, the lender has a purchase money interest in and to all natural gas purchases by us utilizing funds advanced by the bank under the line-of-credit agreements and all proceeds of sale thereof and accounts receivable pertaining to such sale. The weighted average interest rates on outstanding borrowings during fiscal 2007, 2006 and 2005 were 8.25%, 6.49% and 4.92% respectively. We believe we are in compliance with the financial covenants in our debt instruments as of September 30, 2007, and we believe that cash flow from operating activities, borrowings under our lines of credit and the proceeds from rights offering will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

Interest Rate Risk

Our exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2007, these instruments consisted of a term loan and bank credit line borrowings outstanding of $4.5 million. The interest rate (prime) on these loans was 8.25% at September 30, 2007 and 2006. An increase of 1% in the prime rate would increase our interest costs by $66,000.

Regulatory Matters

As a regulated public utility, our earnings are primarily determined by a rate of return set by NYPSC on the investments in our facilities and equipment (i.e., our rate base). On June 28, 2007 the Company filed a rate case with the NYPSC requesting an increase of $581,038 for rates to become effective June 2008. In November 2007, we amended our June 28, 2007 filing to make the rate case a "mini filing" so that under the NYPSC regulations the Company would be permitted to increase the amount requested to $681,000 and accelerate the effective date of the increase. On December 12, 2007, the New York State Public Service Commission (the "Commission") granted Corning Natural Gas Corporation ("Corning") a 2.5% ($681,000) rate increase effective December 17, 2007. In addition, the Commission allowed Corning to retain $250,000 in revenue from gas producers relevant to producer interconnects with the Corning system. Because the Commission imputed $250,000 in revenue from gas producers interconnected with the Corning system in its determination of the $681,000 rate relief, the Commission allowed Corning to retain the first $250,000 of such revenues and 10 percent of any amount above that level.

On May 22, 2006, the NYPSC issued a decision in three proceedings: to examine our October 31, 2005 filing for increased rates; to review our practices relating to natural gas supply and to consider our request for deferral and recovery of costs formerly allocated to the appliance business that has was sold in 2003. The decision, entitled "Order Setting Gas Delivery Service Rates, Adopting Performance Targets and Incentives, Allowing Deferral and Rate Recovery of Certain Costs, and Crediting Customers with $1.4 Million of Prior Gas Commodity Costs, resolved the issues presented in these three proceedings.

Effective June 1, 2006 the NYPSC authorized us to increase our base rates for natural gas service by approximately $2.7 million. For financial purposes, rates went into effect October 1, 2006 and revenues collected as a result of early implementation (June1 through September 30) were refunded to customers in 2007. The NYPSC granted recovery of approximately $2.6 million of deferred costs associated with our appliance business, offsetting that against a $1.4 million one time gas supply disallowance expense. This expense was recognized in the quarter and fiscal year ended September 30, 2006.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the accompanying Consolidated Financial Statements of this Form 10-K. The application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The principles and policies that most significantly impact us are discussed below.

Accounting for Utility Revenue and Cost of Gas Recognition

We record revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers# meters are read at the end of each month. We do not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting be adopted during a rate proceeding, which we have not done. Currently we do not anticipate adopting unbilled revenue recognition nor do we believe it would have a material impact on our financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust rates to reflect increases and decreases in the cost of gas. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period. To the extent estimates are inaccurate; a regulatory asset on the balance sheet is increased or decreased.

Accounting for Regulated Operations - Regulatory Assets and Liabilities

All of our business is subject to regulation by NYPSC. We record the results of our regulated activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which results in differences in the application of generally, accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, which requires the use of many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of our pension and post-retirement benefit costs and funding requirements. However, we expect to recover substantially all of our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual result may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management#s expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of this Form 10-K in addition to:

*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of weather conditions and conservation efforts by our customers,
*	the effect on our operations of any action by the New York Public Service Commission,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	our ability to obtain additional equity or debt financing,
*	our ability to retain the services of our senior executives and other key employees, and
*	our vulnerability to adverse general economic and industry conditions and competition.

 Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company#s exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2007, these instruments consisted of a term loan and bank credit line borrowings outstanding of $4,515,000. The interest rate (prime less 1/2 point) on this loan and these lines was 8.25 percent during September 2007.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Reports of Rotenberg & Co. LLP, Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Balance Sheets as September 30, 2007 and 2006

Statements of Income for the years ended September 30, 2007, 2006 and 2005

Statements of Stockholder#s Equity for the years ended September 30, 2007, 2006 and 2005

Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Our disclosure controls are procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, the Company#s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

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

Inherent Limitations on Effectiveness of Controls

The Company#s management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B - OTHER INFORMATION

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant#s definitive Proxy Statement relating to its 2008 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "The Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics." The Proxy Statement will be filed with the SEC prior to January 28, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Shareholders," and "Equity Compensation Plan Information at September 30, 2007" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained under the caption "Audit Committee Report - Principal Accountant Fees and Services" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2008.

PART III

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

3.1	The Company's Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 of the
Company#s Current Report on Form 8-K dated September 26, 2007
3.2	Second Amended and Restated By-Laws of the Company (incorporated by reference to Annex D to the Company#s Definitive Proxy Statement filed on April 24, 2007 with the Securities and Exchange Commission)
4.1	The Company#s Stock Plan (incorporated by reference to Annex A to the Company's
Definitive Proxy Statement filed on April 24, 2007 with the Securities and
Exchange Commission)
4.2	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 of the Company#s amendment to Registration Statement on Form S-3/A filed on July
12, 2007 with the Securities and Exchange Commission)
4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 of the
Company#s amendment to Registration Statement on Form S-3/A filed on July 12,
2007 with the Securities and Exchange Commission)
4.4	Warrant Agreement between the Company and Registrar and Transfer Company, as
Warrant Agent, dated as of July 13, 2007 (incorporated by reference to Exhibit 4.3 of the Company#s amendment to Registration Statement on Form S-3/A filed on
July 12, 2007 with the Securities and Exchange Commission)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company#s Current
Report on Form 8-K dated November 30, 2006)
10.2*	Consulting, Confidentiality, and Non-Competition Agreement dated November 30,
2006, between the Company and Thomas K. Barry (incorporated by reference to
Exhibit 10.1 of the Company#s Current Report on Form 8-K dated November 30, 2006)
10.3*	Amended and Restated Survivor Benefit Compensation Agreement between the
Company and Thomas K. Barry effective December 14, 2000 (incorporated by reference to Exhibit 99.3 of the Company#s Current Report on Form 8-K dated
December 6, 2005)
10.4*	Amended and Restated Survivor Benefit Compensation Agreement between the
Company and Kenneth J. Robinson effective December 14, 2000 (incorporated by reference to Exhibit 99.4 of the Company#s Current Report on Form 8-K dated
December 6, 2005)
10.5*	First Amendment to Amended and Restated Survivor Benefit Deferred
Compensation Agreement between the Company and Thomas K. Barry effective
May 2, 2006 (incorporated by reference to Exhibit 10.5 of the Company#s Current
Report on Form 8-K dated August 14, 2006)
10.6*	First Amendment to Amended and Restated Survivor Benefit Deferred
Compensation Agreement between the Company and Kenneth J. Robinson effective
May 2, 2006 (incorporated by reference to Exhibit 10.6 of the Company#s Current
Report on Form 8-K dated August 14, 2006)
10.7*	Code Section 409A Amendment to Deferred Compensation Agreement between the
Company and Thomas K. Barry effective January 1, 2005 (incorporated by reference to Exhibit 10.15 of the Company#s Current Report on Form 8-K dated
August 14, 2006)
10.8*	Code Section 409A Amendment to Deferred Compensation Agreement between the
Company and Kenneth J. Robinson effective January 1, 2005 (incorporated by reference to Exhibit 10.16 of the Company#s Current Report on Form 8-K dated August 14, 2006)
10.9	First Amendment to Assignment Agreement between the Company and Thomas K.
Barry effective May 2, 2006 (incorporated by reference to Exhibit 10.9 of the
Company#s Current Report on Form 8-K dated August 14, 2006)
10.1	First Amendment to Assignment Agreement between the Company and Kenneth J.
Robinson effective May 2, 2006 (incorporated by reference to Exhibit 10.10 of the
Company#s Current Report on Form 8-K dated August 14, 2006)
10.11*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Thomas K. Barry (incorporated by reference to Exhibit 10.17 of the Company#s Current Report on Form 8-K dated August 14, 2006)
10.12*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company#s Current Report on Form 8-K dated August 14, 2006)
10.13	Agreement between the Company and Local 139, dated September 1, 1998
(incorporated by reference to the Company#s Form 10-KSB for December 31, 1998)
10.14	Service Agreement with CNG Transmission Corporation (incorporated by reference to the Corporation's Form 10-KSB for December 31, 1993)
10.15	Sales Agreement with Bath Electric, Gas and Water (incorporated by reference to the Company's Form 10-KSB for December 31, 1989)
10.16	Transportation Agreement between the Company and New York State Electric and
Gas Corporation (incorporated by reference to the Company's Form 10-KSB for December 31, 1992)
10.17	Transportation Agreement between the Company and Corning Incorporated (incorporated by reference to the
Company's Form 10-KSB for December 31, 1992)
10.18	Service Agreement with Columbia Gas Transmission Co. (incorporated by reference to the Company#s Form 10-KSB for December 31, 1993)
10.19	Base Contract for Sale and Purchase of Natural Gas between ConocoPhillips
Company and the Company dated June 18, 2003, as amended by Transaction
Confirmation dated November 9, 2005 (incorporated by reference to Exhibit 10.1 of the Company#s Current Report on Form 8-K dated December 6, 2005)
10.2	Base Contract for Sale and Purchase of Natural Gas between Sprague Energy
Corp. and the Company dated May 1, 2005 (incorporated by reference to Exhibit
10.3 of the Company#s Current Report on Form 8-K dated December 6, 2005)
10.21	Collateral Assignment made by the Company to Community Bank, N.A., dated
November 28, 2005 (incorporated by reference to Exhibit 10.6 of the Company#s
Current Report on Form 8-K dated December 6, 2005)
10.22	First Amendment to Promissory Note/Agreement between the Company and
Community Bank, N.A., dated November 28, 2005 (incorporated by reference to
Exhibit 10.7 of the Company#s Current Report on Form 8-K dated December 6, 2005)
10.23	Collateral Security Spreader Agreement between the Company and Community
Bank, N.A., dated November 28, 2005 (incorporated by reference to Exhibit 10.8 of the Company#s Current Report on Form 8-K dated December 6, 2005)
10.24	Collateral Assignment of Membership Interest, made by the Company to
Community Bank, N.A., dated November 28, 2005 (incorporated by reference to
Exhibit 10.9 of the Company#s Current Report on Form 8-K dated December 6, 2005)
10.25	Collateral Assignment of Moneys Due or to Become Due Under Promissory
Note, made the Company to Community Bank, N.A. dated November 28, 2005
(incorporated by reference to Exhibit 10.10 of the Company#s Current Report on
Form 8-K dated December 6, 2005)
10.26	Security Agreement made by the Company to Community Bank, N.A., dated
November 28, 2005 with respect to a purchase money security interest in certain natural gas supplies (incorporated by reference to Exhibit 10.11 of the Company#s
Current Report on Form 8-K dated December 6, 2005)
10.27	Security Agreement made by the Company to Community Bank, N.A., dated
November 28, 2005 with respect to Collateral Assignment (incorporated by reference to Exhibit 10.12 of the Company#s Current Report on Form 8-K dated December 6, 2005)
10.13	Security Agreement made by the Company to Community Bank, N.A., dated
November 28, 2005 with respect to Collateral Assignment of Membership Interest
(incorporated by reference to Exhibit 10.13 of the Company#s Current Report on
Form 8-K dated December 6, 2005)
13**	2007 Annual Report to Shareholders
22	Information regarding the Company#s sole subsidiary was filed as Exhibit 22 with the Company's Form 10-KSB for the period ended December 31, 1981
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

* Indicates management contract or compensatory plan or arrangement

** Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

Date: December 28, 2007	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 2007	/s/ Fi Sarhangi
Fi Sarhangi, Chief Financial Officer and Treasurer
Date: December 28, 2007	/s/ Michael German
Michael I. German, President and Chief Executive Officer
Date: December 28, 2007	/s/ Thomas J. Smith
Thomas J. Smith, Audit Committee Chair & Director
Date: December 28, 2007	/s/ Richard M. Osborne
Richard M. Osborne, Chairman of the Board of Directors
Date: December 28, 2007	/s/ Henry B. Cook
Henry B. Cook, Director
Date: December 28, 2007	/s/ Steve Rigo
Steve Rigo, Director
Date: December 28, 2007	/s/ George Welch
George Welch, Director
Date: December 28, 2007	/s/ Ted Gibson
Ted Gibson, Director

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2007	September 30, 2006
Assets

Plant:
Utility property, plant and equipment	$30,323,764	$28,480,707
Non-utility assets - discontinued operations	17,725	177,230
Less: accumulated depreciation	(11,346,759)	(10,770,476)
Total plant utility and non-utility net	18,994,730	17,887,461

Investments:
Marketable securities available-for-sale at fair value	1,922,411	2,662,009
Total investments	1,922,411	2,662,009

Current assets:
Cash and cash equivalents	14,614	1,170,070
Customer accounts receivable, (net of allowance for
uncollectible accounts of $48,000 and $92,000 respectively)	1,084,220	1,460,621
Gas stored underground, at average cost	3,823,451	0
Gas inventories	482,557	343,286
Prepaid expenses	718,137	717,023
Current assets - discontinued operations	117,724	46,113
Total current assets	6,240,703	3,737,113

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	338,149	64,906
Deferred regulatory costs	2,524,235	2,361,540
Deferred pension and other	0	167,751
Unamortized debt issuance cost (net of accumulated
amortization of $311,918 and $287,912)	212,137	236,143
Other	26,698	184,437
Discontinued Operations- other	36,603	36,602
Total deferred debits and other assets	3,137,822	3,051,379

Total assets	$30,295,666	$27,337,962

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2007	September 30, 2006

Capitalization and liabilities:

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 810,000 shares at September 30, 2007
and 507,000 at September 30, 2006)	4,047,750	2,534,590
Additional paid-in capital	4,157,754	959,512
Retained earnings	(396,684)	(656,229)
Accumulated other comprehensive loss	(618,231)	(192,580)
Total common stockholders' equity	7,190,589	2,645,293

Long-term debt, less current installments	8,295,585	8,590,000
Long-term debt, less current installments - discontinued operations	0	56,842
Total Long-term debt	8,295,585	8,646,842

Current liabilities:
Current portion of long-term debt	494,063	455,000
Demand Note Payable	1,076,658	1,456,662
Borrowings under lines-of-credit	4,515,000	6,550,000
Accounts payable	2,177,221	1,333,940
Accrued expenses	1,062,430	1,184,617
Customer deposits and accrued interest	1,088,688	1,025,907
Deferred income taxes	503,007	434,635
Other current liabilities - discontinued operations	0	(63,795)
Total current liabilities	10,917,067	12,376,966

Deferred credits and other liabilities:
Deferred income taxes	146,215	275,320
Deferred compensation	2,170,965	2,157,407
Deferred pension costs & post-retirement benefits	1,345,674	620,504
Other	164,000	577,820
Other deferred liabilites - discontinued operations	65,571	37,810
Total deferred credits and other liabilities	3,892,425	3,668,861

Concentrations and commitments

Total capitalization and liabilities	30,295,666	27,337,962

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
For the Years Ended September 30, 2007, 2006 and 2005
	2007	2006	2005

Utility Operating Revenues	$24,298,414	$26,921,164	$22,877,858

Cost and Expense
Natural Gas Purchased	14,847,065	19,426,089	14,487,154
Operating & Maintenance Expense	6,936,370	5,220,256	4,446,785
Restructuring Exp	0	1,885,341	0
Taxes other than Income Taxes	1,337,375	1,086,055	1,293,273
Depreciation	625,498	517,123	513,925
Other Deductions, Net *	87,866	1,415,619	11,445
Total Costs and Expenses	23,834,174	29,550,483	20,752,582

Utility Operating Income (Loss)	464,240	(2,629,319)	2,125,276

Other Income and (Expense)
Interest Expense	(790,569)	(1,594,678)	(1,294,782)
Investment Income	465,133	205,090	88,083
Rental Income	106,508

Net Income (Loss) from Utility Operations, Before Income Tax	245,312	(4,018,907)	918,577

Income Tax (Expense) Benefit	14,233	1,038,337	(425,256)

Income from Non-Utility Operations, Net of Income Tax	0	0	0

Net Income (Loss) from Continued Operations	259,545	(2,980,570)	493,321

Income (Loss) from Discontinued Operations, Net of Income Tax	0	(635,382)	133,209

Net Income (Loss)	259,545	(3,615,952)	626,530
Other Comprehensive Income (Loss)	(425,651)	1,227,585	(429,447)
Total Comprehensive Income (Loss)	($166,106)	($2,388,367)	$197,083

Weighted average earnings (Loss) per share-
basic & diluted
From Continued Operations	$0.488	($5.880)	$0.973
From Discontinued Operations	$0.000	($1.253)	$0.263
	$0.488	($7.133)	$1.236

Weighted average shares outstanding - basic	532,137	506,918	506,918
Weighted average shares outstanding - diluted	532,920	0	0

* Mainly comprised of a $1.4 million disallowance of gas cost imposed by the New York Public Service Commission on the Company
for its gas purchasing practices for the year ended September 30, 2006.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at October 1, 2004	506,918	$2,534,590	$959,512	$2,333,193	($990,718)	$4,836,577

Comprehensive Income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $7,259		---	---	---	64,651	64,651
Minimum pension liability, net of
income taxes of $254,536		---	---	---	(494,098)	(494,098)
Net income		---	---	626,530	---	626,530

Total comprehensive income						197,083
Stock dividends					---
Balances at September 30, 2005	506,918	2,534,590	959,512	2,959,723	(1,420,165)	$5,033,660

Comprehensive Income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $53,290		---	---	---	8,606	8,606
Minimum pension liability, net of
income taxes of $627,959		---	---	---	1,218,979	1,218,979
Net income		---	---	(3,615,952)	0	(3,615,952)

Total comprehensive income						(2,388,367)
Balances at September 30, 2006	506,918	2,534,590	959,512	(656,229)	(192,580)	$2,645,293

Issuance of common stock & warrants	302,632	1,513,160	$3,198,242			4,711,402
Comprehensive Income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $2,458		---	---	---	(6,144)	(6,144)
Minimum pension liability, net of
income taxes of $216,110		---	---	0	(419,507)	(419,507)
Net income		---	---	259,545	0	259,545

Total comprehensive income						(166,106)
Balances at September 30, 2007	809,550	$4,047,750	$4,157,754	($396,684)	($618,231)	$7,190,589

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

				2007	2006	2005
Minimum Pension Liability Adjustment				$(780,992)	(361,485)	$(1,580,464)
Net Unrealized Gain on Securities Available for Sale				162,761	168,905	160,299
Accumulated Other Comprehensive Loss				$(618,231)	(192,580)	$(1,420,165)

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2007 and 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$259,545	($3,615,952)	$626,530
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	625,498	517,123	609,181
Unamortized debt issuance cost	24,006	18,063	9,969
Loss (Gain) on sale of marketable securities	(157,367)	(246,229)	(89,903)
Deferred income taxes	(60,733)	378,472	748,234
(Gain) loss on sale of discontinued operatons	0	984,550	0

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	376,401	(376,712)	(173,114)
Gas stored underground	(3,823,451)	3,734,795	(181,887)
Materials and supplies inventories	(139,271)	(71,326)	(30,158)
Prepaid expenses	(1,114)	(58,166)	(39,702)
Unrecovered gas costs	(273,243)	698,531	(1,832,497)
Deferred regulatory costs	(197,392)	0	0
Deferred pension and other	202,448	192,158	217,404
Other	86,127	955,093	(64,030)
Increase (decrease) in:
Accounts payable	843,281	1,063,801	(1,085,908)
Accrued expenses	(122,187)	439,498	270,246
Customer deposit liability and accrued interest	62,781	73,404	(84,767)
Deferred income taxes	0	(99,366)	(1,430,999)
Deferred compensation	13,558	246,721	232,200
Deferred pension costs & post-retirement benefits	305,663	(1,809,454)	1,016,546
Other liabilities and deferred credits	(322,264)	(187,903)	541,421
Net cash (used in) provided by operating activities	(2,297,714)	2,837,101	(741,234)

Cash flows from investing activities:
Purchase of securities available-for-sale	(956,200)	(406,580)	(214,282)
Sale of securities available-for-sale	1,847,021	431,037	78,160
Capital expenditures	(1,732,767)	(1,654,229)	(1,160,121)
Cash received from sale of stock	4,711,402	0	0
Cash received from sale of discontinued operations	0	908,113	0
Net cash (used in) provided by investing activities	3,869,456	(721,659)	(1,296,243)

Cash flows from financing activities:
Proceeds under lines-of-credit	11,728,908	7,937,919	14,975,000
Repayment of lines-of-credit	(13,763,908)	(7,987,919)	(14,700,000)
Proceeds under long-term debt	206,251	0	1,900,000
Repayment of long-term debt	(898,449)	(1,150,409)	(136,349)
Net cash (used in) provided by financing activities	(2,727,198)	(1,200,409)	2,038,651
Net (decrease) increase in cash	(1,155,456)	915,033	1,174

Cash and cash equivalents at beginning of period	1,170,070	255,037	253,863

Cash and cash equivalents at end of period	$14,614	$1,170,070	$255,037

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$764,895	$1,216,278	$1,357,307

Income taxes	$6,000	$3,000	$212,194

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements For the Years Ended September 30, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies

Corning Natural Gas Corporation (the Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (PSC) which has jurisdiction over and sets rates for New York State gas distribution companies. The Company#s regulated operations meet the criteria and accordingly, follow the accounting and reporting of Statement of Financial Accounting Standards No. 71 (SFAS No. 71) Accounting for the Effects of Certain Types of Regulation. The Company#s consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

(a) Principles of Consolidation and Presentation

The consolidated financial statements include the Company and its wholly owned subsidiary, the Corning Natural Gas Appliance Corporation. The Corning Natural Gas Appliance Corporation owed two businesses, which were sold in August 2006, which have been established as New York State limited liability subsidiary companies, as follows: Corning Realty Associates, LLC and Corning Mortgage, LLC. Hereinafter the Appliance Corporation and its limited liability subsidiary companies are collectively referred to as "Appliance Corporation". All significant inter-company accounts and transactions have been eliminated in consolidation. The results of the Appliance Corporation are reported separately as discontinued operations in the consolidated statements of income. Shared expenses are allocated to the Appliance Corporation.

It is the Company#s policy to reclassify amounts in the prior year financial statements to conform with the current year presentation.

(b) Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Cash and cash equivalents at financial institutions may periodically exceed federally insured limits.

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

(f) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property was 2.2% in 2007, 2.3% in 2006 and 2.3% in 2005. At the time utility properties are retired, the original cost plus costs of removal less salvage are charged to accumulated depreciation.

(g) Revenue and Natural Gas Purchased

The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers# meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed, as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. Pursuant to the most recent rate order, starting January 1, 2008 capacity assignment revenue is recorded at a rate of 15% of the amount received from released capacity and is recognized upon notification of capacity release from the pipeline company while the remaining 85% is returned to customers through reduced gas cost. The Company operates a weather normalization clause as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2.2% greater or less than a 30 year average. As a result, the effect on revenue fluctuations in weather related gas sales is somewhat moderated.

Gas purchases are recorded on readings of suppliers# meters as of the end of the month. The Company#s rate tariffs include a Gas Adjustment Clause (GAC) which adjusts rates to reflect changes in gas costs from levels established in the rate setting process. In order to match such costs and revenue, the PSC has provided for an annual reconciliation of recoverable GAC costs with applicable revenue billed. Any excess or deficiency in GAC revenue billed is deferred and the balance at the reconciliation date is either refunded to or recovered from customers over a subsequent 12-month period.

(h) Marketable Securities

Marketable securities, which are intended to fund the Company#s deferred compensation plan, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders# equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss portion, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management#s analysis of available market research. In 2007, 2006 and 2005, the Company sold equity securities for gains of $258,700, $246,200, and $89,900 respectively.

A summary of the marketable securities at September 30, 2007, 2006 and 2005 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
2007
Cash and Equivalents	$80,306	$ -	$ -	$80,306
Government and Agency Issues	323,931	5,749	-	329,680
Corporate Bonds	370,127	-	14,416	355,711
Mutual Funds	17,537	12,353	-	29,890
Equity Securities	878,073	217,251	-	1,095,324
Foreign Assets	5,829	25,671	-	31,500
Total Securities	$1,675,803	$261,024	$14,416	$1,922,411

2006
Cash and Equivalents	$308,605	$0	$0	$308,605
Government and Agency Issues	631,704	5,370	0	637,074
Corporate Bonds	308,387	0	10,235	298,152
Mutual Funds	43,844	4,541	0	48,385
Equity Securities	1,091,367	216,396	0	1,307,763
Foreign Assets	22,185	39,845	0	62,030
Total Securities	$2,406,092	$266,152	$10,235	$2,662,009

2005
Cash and Equivalents	$125,779	$0	$0	$125,779
Government and Agency Issues	583,158	0	163	582,995
Corporate Bonds	320,669	0	11,777	308,893
Other Fixed Income	97,218	0	4,530	92,688
Equity Securities	1,114,167	172,917	0	1,287,084
Foreign Assets	27,662	6,158	0	42,799
Total Securities	$2,268,653	$179,075	$16,470	$2,440,237

(i ) Discontinued Operations

The non utility operations were sold in fiscal year ending September 2006 and the results are included in Discontinued Operation section.

(j) Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

(k) Federal Income Tax

The Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company#s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates.

(l) Dividends

Dividends are accrued when declared by the Board of Directors. A stock dividend of 5% was paid in fiscal 2004.

Under the 2007 rate order from NYPSC, the Company may not declare or pay annual dividends and/or buy back its stock until the Company can demonstrate it has sufficiently improved its access to the financial market.

(m) Goodwill

Goodwill represents the excess of purchase price over the fair value of the identified net assets of acquired businesses and primarily applies to Corning Realty which is now reported in discontinued operations. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value, which is determined based on undiscounted future cash flows.

(n) Accounting for Impairment

Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under SFAS No. 144 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 144 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2007, 2006, and 2005.

(o) Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Under SFAS No. 130, the Company#s comprehensive income consists of net income, net unrealized gains (losses) on securities and minimum pension liability and is presented in the consolidated statements of stockholders# equity.

(p) New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154. SFAS 154 replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principles. The Company is required to adopt SFAS 154 for accounting changes and corrections of errors that occur in 2007. The Company#s financial condition and results of operations will only be impacted by FSAS 154 if there are any accounting changes or corrections or errors in the future.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise#s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2008. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements but does not expect it to have a material effect on the financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 158, "Employers# Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company adopted the provisions of SFAS No. 158 and recognized the funded status of its defined benefit postretirement plan and has provide the required disclosures at the beginning of the current fiscal year ended September 30, 2007.

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity#s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

(q) Revenue Taxes

The Company collects state revenue taxes on a gross basis. The amount included in Utility Operating Revenue and Taxes other than Federal Income Taxes was $77,357, $128,463, and $286,801 in 2007, 2006, and 2005 respectively.

(r) Stock Based Compensation

The Company accounts for stock based awards in accordance with SFAS No. 123(R). During 2007, the Company issued 75,000 options. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
2007
Risk free interest rate	4.53%
Expected term	3.35 years
Volatility	36.62%
Expected annual dividends	None

The weighted average fair value of options granted during 2007 was $5.85 with an aggregate value of $438,552.

There were no dividends. Forfeitures are recognized as they occur.

(s) Earnings Per Common Share

Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options warrants. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options and warrants as determined using the Treasury Stock Method. Stock options and warrants that are antidilutive are excluded from the calculation of diluted earnings per common share. For 2007, 211,842 warrants were excluded as being antidilutive. For 2006 and 2005, no stock options or warrants were excluded as being antidilutive.

(2) Information About Operating Segments

The Company#s reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Corning Natural Gas Corporation (the Gas Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Appliance Corporation, Foodmart Plaza, Tax Center, Corning Realty and Corning Mortgage have discontinued operations as discussed in Note 10.

The following table reflects the results of the segments consistent with the Company#s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

	Utility	Discontinued Operations
	Gas Company	Corning Realty	Corning Mortgage	(2) Appliance	(3) Tax Center	(4) Foodmart Plaza	SubTotal	Total Consolidated
Revenue:(1)
2007	$24,298,414	0	0	0	0	0	0	$24,298,414
2006	$26,921,164	$1,884,716	($7,570)	$264,590	0	0	$2,141,736	$29,062,900
2005	$22,877,858	$3,433,059	($13,683)	$334,125	0	0	$3,753,501	$26,631,359
Transportation Revenue:
2007	$3,912,794	0	0	0	0	0	0	$3,912,794
2006	$2,838,921	0	0	0	0	0	0	$2,838,921
2005	$2,907,209	0	0	0	0	0	0	$2,907,209
Net income (loss):(1)
2007	259,545	0	0	0	0	0	0	$259,545
2006	(2,980,570)	(751,240)	(49,305)	165,163	0	0	($635,382)	($3,615,952)
2005	493,321	131,907	(23,831)	52,241	(27,108)	0	$133,209	$626,530
Interest income:(1)
2007	194,898	0	0	0	0	0	0	$194,898
2006	88,083	0	0	110,081	0	0	$110,081	$198,164
2005	87,483	0	0	188,363	0	0	$188,363	$275,846
Interest expense:(1)
2007	790,569	0	0	0	0	0	0	$790,569
2006	1,594,678	57,220	5,880	5,247	0	0	$68,347	$1,663,025
2005	1,294,782	68,400	11,277	15,326	0	0	$95,003	$1,389,785
Total assets:
2007	30,123,614	0	0	172,052	0	0	$172,052	$30,295,666
2006	27,058,325	9,945	0	269,692	0	0	$279,637	$27,337,962
2005	28,964,893	1,607,966	178,318	1,130,122	0	0	$2,916,406	$31,881,299
Capital Expenditures
2007	1,732,767	0	0	0	0	0	0	$1,732,767
2006	1,654,229	0	0	0	0	0	0	$1,654,229
2005	1,141,029	19,121	0	0	0	0	$19,121	$1,160,150
Federal income tax expense:
2007	(14,233)	0	0	0	0	0	0	($14,233)
2006	(1,038,337)	(185,586)	(25,198)	(14,231)	0	0	($225,015)	($1,263,352)
2005	425,256	94,524	(12,127)	26,912	0	0	$109,309	$534,565

(1) Before elimination of intercompany interest.

(2) The Appliance Corporation discontinued operations in September 2003.

The Company presents revenue, net income and interest income for the Appliance Corporation in 2006, 2005 and 2004 due to deferred revenue on the installment sale of these assets.

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

(3) Major Customers

The Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company#s financial results. Total revenue and deliveries to these customers were as follows:

Deliveries			Revenue
	Mcf	%of Total	Amount	% of Total
Corning Inc.
Year ended September 30, 2007	2,123,000	24	$1,074,000	4
Year ended September 30, 2006	1,793,000	23	$806,000	3
Year ended September 30, 2005	1,497,000	16	$723,000	3
NYSEG
Year ended September 30, 2007	3,379,000	38	$308,000	1
Year ended September 30, 2006	2,605,000	33	$306,000	1
Year ended September 30, 2005	3,833,000	42	$303,000	1
BEGWS
Year ended September 30, 2007	602,000	7	$2,892,000	12
Year ended September 30, 2006	599,000	8	$3,607,000	13
Year ended September 30, 2005	654,000	7	$2,651,000	12

(4) Regulatory Matters

Certain costs are deferred and recognized as expenses when they are reflected in rates and recovered from customers as permitted by SFAS No. 71. These costs are shown as deferred debits and other assets. Such costs arise from the traditional cost-of-service rate setting approach whereby all prudently incurred costs are generally recoverable through rates. Deferral of these costs is appropriate while the Company#s rates are regulated under a cost-of-service approach.

In a purely competitive environment, such costs might not have been incurred or deferred. Accordingly, if the Company#s rate setting were changed from a cost-of-service approach and it was no longer allowed to defer these costs under SFAS No. 71, certain of these assets may not be fully recoverable. However, the Company cannot predict the impact, if any, of competition and continues to operate in a cost-of-service based regulatory environment. Accordingly, the Company believes that accounting under SFAS No. 71 is still appropriate.

Below is a summarization of the Company#s regulatory assets as of September 30, 2007, 2006 and 2005:

	2007	2006	2005
Deferred Pension and other:
Pension	--	167,751	208,121
Interest	--	--	57,252
Insurance	--	--	93,856
Uncollectible A/R	--	--	35,377
	--	167,751	394,606
Deferred Debits - accounting for income taxes

Deferred Regulatory costs	2,524,235	2,361,540
Deferred Unrecovered gas costs	338,149	64,906	3,118,280

Total Regulatory Assets	2,862,384	2,594,197	3,512,886

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

(5) Long-term Debt

The fair market value of the Company#s long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2007, 2006 and 2005:

	2007	2006	2005

Unsecured senior note - 7.9%, due serially with annual payments of
$355,000 beginning on September 1, 2006 through 2016 and $795,000 due in 2017	$3,990,000	$4,345,000	$4,700,000
First mortgage bonds - 8.25%, series all due 2018, secured by
substantially all utility plant	3,100,000	3,100,000	3,100,000
Unsecured senior note - 9.83%, due serially with annual payments of
$100,000 beginning on September 1, 2007 through 2015 and $700,000 due in 2016	1,500,000	1,600,000	1,600,000
Term Loan - variable rate 1/2 point below prime, monthly
installments through August 2010	1,076,658	1,456,662	1,836,666
Unsecured promissory note - 6.5%, due 2012, with annual
payments of $7,850	-	-	54,950
Note payable - 6.25% monthly installments through January 2009 secured
by assets of Corning Realty	-	-	158,500
Mortgage note - 6.25% monthly installments through 2010	-	70,217	76,364
Note payable - at prime rate, 4.00% at September 2005, due December 31, 2005	-	-	125,000
Note payable - at prime rate, 4.00% at September 2005, due December 31, 2005	-	-	70,000
M&T Bank - new truck	27,512	-	-
M&T Bank - excavator & radio equip	46,238	-	-
M&T Bank - backhoe & skidsteer loader	110,115	-	-
M&T Bank - used truck	15,583	-	-
Total long-term debt	$9,866,306	10,571,879	11,721,480

Less current installments	1,570,721	1,925,037	2,449,056
Less current installments-Discontinued Operations	-	-	12,567
Long-term debt less current installments	8,295,585	8,646,842	9,259,857

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2007 are as follows:

2008	$ 1,570,721
2009	$ 497,022
2010	$ 500,176
2011	$ 497,654
2012 and thereafter	$ 7,256,418

The estimated interest payments on the above debts are as follows:

2008	$ 782,445
2009	$ 714,057
2010	$ 672,986
2011	$ 608,885
2012	$ 567,876

The estimated pension plan payments are as follows:

2007	549,522
2008	570,000
2009	470,000
2010	499,375
2011	530,586

(6) Lines of Credit

The Company has lines of credit with local banks to borrow up to $6,600,000 on a short-term basis. Borrowings outstanding under these lines were $4,515,000, $6,550,000 and $6,600,000 at September 30, 2007, 2006 and 2005, respectively. The maximum amount outstanding during the year ended September 30, 2007, 2006 and 2005 was $6,600,000, $6,600,000 and $6,600,000 respectively. The lines of credit are unsecured and payable on demand with an interest rate of 8.25% on September 30, 2007. The interest rate formula was changed to 1.85 basis point above 30 days LIBOR and was in place as of October 25th of 2007. As security for the Company#s line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreements and all proceeds of sale thereof and accounts receivable pertaining to such sale. The weighted average interest rates on outstanding borrowings during fiscal 2007, 2006 and 2005 were 8.25%, 6.49% and 4.92% respectively.

(7) Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows:

Continuing Operations	2007	2006	2005
Utility Operations:
Current	$ (436,960)	$ (1,416,809)	$ (322,978)
Deferred	328,382	378,472	748,234
Total	(108,578)	(1,038,337)	425,256

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% to income before income tax expense) as follows:

	2007	2006	2005
Expected federal tax expense	83,406	(1,366,428)	574,858
State tax expense (net of federal)	11,530	200,945	(40,293)
Other, net	(109,169)	127,146	-

Actual tax expense	(14,233)	(1,038,337)	534,565

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2007	2006	2005
Deferred income tax assets:
Unbilled revenue	$31,296	$37,625	$26,228
Deferred compensation reserve	1,057,919	1,101,308	763,128
Post-retirement benefit obligations	395,338	441,491	414,330
Comprehensive income	630,993	476,822	814,196
Inventories	88,571
Other	240,342	244,507	51,221

Total deferred income tax assets	2,444,459	2,301,753	2,069,103

Deferred income tax liabilities:
Property, plant and equipment, principally due to
differences in depreciation	2,665,954	2,496,268	2,307,529
Pension benefit obligations	-	-	44,633
Deferred expense - allocations	245,800	491,062	645,890
Other	181,927	24,378	561,621

Total deferred income tax liabilities	3,093,681	3,011,708	3,559,673

Net deferred income tax liability	$649,222	$709,955	$1,490,570

(8) Pension and Other Post-retirement Benefit Plans

In 1997, the Company established a trust to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $1,922,411, $2,662,009and $2,440,237 at September 30, 2007, 2006 and 2005, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $2,170,965, $2,157,407 and $1,910,686 at September 30, 2007, 2006 and 2005, respectively. The assets of the trust are available to general creditors in the event of insolvency.

The Company has defined benefit pension plans covering substantially all of its employees. The benefits are based on years of service and the employee#s highest average compensation during a specified period. The Company makes annual contributions to the plans equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974. Contributions are intended to provide for benefits attributed for service to date, and those expected to be earned in the future.

In addition to the Company#s defined benefit pension plans, the Company offers post-retirement benefits comprised of medical and life coverages to its employees who meet certain age and service criteria. Currently, the retirees under age 65 pay 60% of their health care premium until Medicare benefits commence at age 65. After age 65, Medicare supplemental coverage is offered with Company payment of the premium. For union participants who retire on or after September 2, 1992, the Company cost, as stated above, shall not exceed $150 per month. The monthly benefit for all non-union employees, regardless of retirement date, shall not exceed $150. In addition, the Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Company#s pension and post-retirement plan benefits as of September 30:
	Pension Benefits			Post-retirement Benefits
	2007	2006	2005	2007	2006	2005
Change in benefit obligations
Benefit obligation at beginning of year	$12,290,456	$13,710,180	$12,269,200	$982,887	$1,171,033	$1,147,138
Service cost	270,822	403,538	374,204	18,105	31,223	34,842
Interest cost	747,233	671,644	746,839	59,705	57,266	69,342
Participant contributions	0	0	0	93,227	86,314	64,374
Actuarial (gain) loss	194,463	(1,901,418)	870,123	(21,701)	(230,106)	(22,021)
Benefits paid	(741,681)	(593,488)	(531,511)	(142,394)	(132,843)	(120,374)
Curtailments		0	(18,675)	0	0	(2,268)
Benefit obligation at end of year	12,761,293	$12,290,456	$13,710,180	989,829	982,887	1,171,033
Change in plan assets
Fair value of plan assets at beginning of year	9,768,612	9,251,719	8,854,625	-	-	-
Actual return on plan assets	942,484	564,544	680,253	-	-	-
Company contributions	936,017	545,837	248,352	49,167	46,529	56,000
Participant contributions	0	0	0	93,227	86,314	64,374
Benefits paid	(741,681)	(593,488)	(531,511)	(142,394)	(132,843)	(120,374)
Fair value of plan assets at end of year	10,905,432	9,768,612	9,251,719	-	-	-
Funded status	(1,855,861)	(2,521,844)	(4,458,461)	(989,829)	(982,887)	(1,171,033)
Unrecognized net actuarial loss / (gain)	1,375,588	1,626,100	3,787,750	(412,658)	(434,397)	(226,990)
Unrecognized PSC adjustment	10,082	50,417	90,752	0	0	0
Unrecognized prior service cost	139,600	167,751	208,121	0	5,428	10,853
Unrecognized net transition asset (obligation)	(9,876)	(49,386)	(88,896)	263,150	306,470	349,790
Additional minimum liability	(441,329)	(675,456)	(2,562,764)	-	-	-
(Accrued) prepaid benefit cost	(781,796)	(1,402,418)	(3,023,498)	(1,139,337)	(1,105,386)	(1,037,380)
Accrued contribution	73,742	565,226	432,792	-	-	-

Amounts Recognized in the Balance Sheets Consist of:
(Accrued) / Prepaid pension cost of as beginning of fiscal year	(1,402,418)	(3,023,498)	(1,831,012)	(1,105,386)	(1,037,380)	(956,675)
Pension (cost) income	(569,423)	(812,065)	(870,171)	(83,118)	(114,535)	(136,705)
Curtailment	0	0	(70,369)	0	0	0
Contributions	463,434	678,271	432,792	0	0	0
Change in receivable contribution	492,484	(132,434)	(65,524)	0	0	0
Net benefits paid	0	0	0	49,167	46,529	56,000
Change in additional minimum liability	234,127	1,887,308	(619,214)	0	0	0
(Accrued) / prepaid pension cost as of end of fiscal year	$(781,796)	$(1,402,418)	$(3,023,498)	$(1,139,337)	$(1,105,386)	$(1,037,380)

Weighted average assumptions used to determine benefit obligation at September 30
Discount rate	6.25%	6.25%	5.00%	6.25%	5.00%	5.00%
Expected return on assets	8.00%	8.00%	8.00%	-	-	-
Rate of compensation increase	4.50%	4.50%	4.50%	-	-	-
Measurement Date	6/30/07	6/30/06	6/30/05

For measurement purposes, a 12% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2007. The rate is assumed to decrease gradually to 5% by the year 2012 and remain at that level thereafter. A 1% increase in the actual health care cost trend would result in approximately a 4.1% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.1% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.6% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.6% decrease in the accumulated post-retirement benefit obligation.

	Pension Benefits			Post-retirement Benefits
	2007	2006	2005	2007	2006	2005
Components of net period
Benefit cost (benefit)
Service Cost	270,822	403,538	360,993	18,105	31,223	33,736
Interest Cost	747,233	671,644	750,512	59,705	57,266	70,077
Expected return on plan assets	(792,152)	(745,084)	(702,181)	-	-	-
Amortization of prior service	28,151	40,370	70,713	5,428	5,425	5,425
Amortization of transition obligation	(39,510)	(39,510)	(39,510)	43,320	43,320	43,320
Amortization of PSC adjustment	40,335	40,335	40,335	-	-	-
FAS88 Recognition - loss on curtailment	-	-	-	-	-	-
Amortization of unrecognized actuarial
loss (gain)	294,643	440,772	326,311	(43,440)	(22,699)	(21,893)
Net periodic benefit cost (benefit)	549,522	812,065	807,173	83,118	114,535	130,665
Amounts Recognized in the Balance Sheet Consists of:

Prepaid (Accrued) Benefit Liability	(1,855,861)	1,146,934	(1,176,261)	(989,829)	(1,323,243)	(1,253,697)
Prior Period Adjustment	0	(273,594)	(208,070)	0	-	-
Regulatory Adjustments	0	(2,143,324)	(1,573,643)	0	217,857	216,317
Change in Receivable Contribution	0	(132,434)	(65,524)	0	-	-
Net Amount Recognized at End of Period	(1,855,861)	(1,402,418)	(3,023,498)	(989,829)	(1,105,386)	(1,037,380)
Weighted average assumptions used to determine net
period cost at September 30
Discount Rate	6.25%	6.25%	5.00%	6.25%	5.00%	5.00%
Expected Return on Assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%

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

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Company#s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $777,858, $368,542 and $365,742 for the years ended September 30, 2007, 2006 and 2005 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal $1,562,301, $2,143,324 and $1,573,641 as of September 30, 2007, 2006 and 2005 respectively.

The PSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company#s rate case filings and financial reporting period, a regulatory receivable (liability) of ($41,020), $45,977 and ($44,955) has been recognized at September 30, 2007, 2006 and 2005 respectively.

The Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the "Savings Plan"). All employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Company will match one-half of the participant#s contribution up to a total of 2% of the participant#s wages for the period December 29, 2005 through October 29, 2006, 50% of the participant#s contribution up to a total of 4% of the participant#s wages for the period October 30, 2006 through November 04, 2007, and 50% of the participant#s contribution up to a total of 6% of the participant#s wages for the period commencing November 05, 2007. The plan is subject to the federal limitation. The Company contribution to the plan was $49,976 in 2007, $42,850 in 2006 and $35,337 in 2005.

In September 2006, the FASB issued SFAS 158, an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R. SFAS 158 requires that companies recognize a net liability or asset to report the under funded or over funded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets, as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plants assets and obligations that determine its funded status be measured as of the end of Company#s fiscal year, with limited exceptions. Under SFAS 158, certain previously unrecognized actuarial gains and losses and previously unrecognized prior service costs for both the pension and other post-retirement benefit plans as well as a previously unrecognized transition obligation for the other post-retirement benefit plan are required to be recognized. These amounts were not required to be recorded on the Company#s Consolidated Balance Sheet before the adoption of SFAS 158, but were instead amortized over a period of time. In accordance with SFAS 158, the Company has recognized the funded status of its benefit plans and implemented the disclosure requirements of SFAS 158 at September 30, 2007. The requirement to measure the plan assets and benefit obligations as of the Company#s fiscal year-end date will be adopted by the Company by the end of fiscal 2009. Currently, the Company measures its plan assets and benefit obligations using a June 30th measurement date. The incremental effects of adopting the provisions of SFAS 158 on the Company#s Consolidated Balance Sheet at September 30, 2007 are presented in the table below:

Retirement Plan
	Before Application of SFAS 158	SFAS 158 Impact	After Application of SFAS 158

Deferred Pension & Other	(28,151)	(139,600)	(167,751)
Accumulated Other Comprehensive Income	(448,462)	(110,543)	(559,005)
Deferred Income Taxes (under Deferred Credits)	(179,385)	(44,217)	(223,602)
Def Pension Costs	620,622	(1,074,065)	(453,443)

Other Post-Retirement Benefits
	Before Application of SFAS 158	SFAS 158 Impact	After Application of SFAS 158

Def Pension Costs	(33,951)	149,508	115,557
Accumulated Other Comprehensive Income	-	149,508	149,508
Deferred Income Taxes (under Deferred Credits)	-	59,803	59,803

(9) Stock Options

On August 6, 2007, the Board of Directors granted stock options totaling 75,000 shares. 25,000 of the stock options are vested immediately and 25,000 additional options vest on each of the 1st and 2nd anniversary of the grant date.

A summary of all stock option activity and information related to all options outstanding follows:
	2007
	Stock Options

	Exercise Price	Shares

Outstanding at
beginning of the year	$ -	-
Granted	$ 15.00	75,000
Exercised	$ -
Cancelled	$ -
Outstanding at
end of year	$ 15.00	75,000
Exercisable at
end of year	$ 15.00	25,000

During the third quarter of 2007 we conducted a rights offering pursuant to a May 2006 order of the NYPSC that required us to conduct an equity offering and make various capital investments, The rights offering provided holders of our common stock with a basic privilege whereby each holder had the right to purchase, at the price of $16.00, one "investment unit" for each share of common stock held. Each investment unit consisted of one share of common stock and one four-year warrant to purchase .7 shares of our common stock at a price of $19.00. The rights offering resulted in warrants being issued for 211,842 shares.

	2007	2007
	Exercise Price	Warrants
Warrants outstanding at beginning of the year		0
Granted	$19.00	211,842
Exercised
Expired
Warrants outstanding at end of year		211,842

(10) Commitments

The Company is a local distribution company and has contracted for gas supply portfolio from various sources to provide the commodity to the city gates. The Company maintains storage capacity of approximately 586,000 Dth. In 2007 we entered in to an asset management agreement with Merrill Lynch Commodities and purchased $3.8 million of gas by the end of September 2007 that was placed into storage. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2007-2008 winter season.

The Company has secured the required fixed price and storage gas supply for the winter season and is managing our forecasting process to assure that we follow our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve our, approximately 14,500 customers.

(11) Discontinued Operations

In August 2006, the Appliance Corporation executed an asset purchase agreement to transfer ownership of the Prudential Ambrose & Shoemaker Real Estate Company (the "Real Estate Company") to Better Living, Inc. The sale of the Real Estate Company was the result of long negotiations between the Company and two other potential buyers. The final agreement with Better Living was determined to be in the best interest of the Company when considering the restrictions placed on the Company.

The sale of the Real Estate Company resulted in all of the assets, furniture, fixtures, receivables and pending contracts being transferred to the new owner, which continues to operate the Real Estate Company as a Prudential franchise. The sale price for the Real Estate Company was $825,000 in cash.

During the negotiations for the sale of the Real Estate Company, the successful buyer expressed no interest in ownership of the Corning Mortgage Company, which was a mortgage banking company owned by the Appliance Corporation as a subsidiary. Since the mortgage company was not currently conducting any business and existed in name only, it was determined to have no value in the sale and was excluded from the transaction, and has been dissolved as a company.

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

The assets of the Appliance Corporation were sold in mid-September 2003 to a small group of primarily local investors. The assets, which consisted primarily of rented appliances in service, inventory, displays, equipment and vehicles, were sold for $1,992,400 including the $240,000 discussed below. The Company received $1,152,400 in cash and loaned the new company $600,000 with interest at the rate of 6.25% which will be amortized and paid within five years. The remaining $240,000 was paid in $80,000 increments at the conclusion of each of three years if the newly formed company attains specific revenue levels during each of those three periods. The Company experienced a pre-tax profit of $364,740 on the sale of this business of which $124,740 was earned during fiscal 2003 and $80,000 was earned in 2004. An additional $80,000 will be earned in each of the years 2005 and 2006 if revenue levels meet expectations.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
	SUMMARY OF FINANCIAL AND OPERATING STATISTICS
		2007	2006	2005	2004	2003
	Total assets	$30,295,666	27,337,962	31,881,286	28,945,311	30,735,916
	Long-term debt, less current installments	$8,295,585	8,646,842	9,259,857	9,670,263	10,539,867
	Summary of earnings:
	Utility operating revenue	$24,298,414	26,921,164	22,877,858	21,995,505	20,561,927
	Total operating expenses and taxes	23,819,941	28,512,146	21,177,838	20,660,186	19,598,325
	Net utility operating income	478,473	(1,590,982)	1,700,020	1,335,319	963,602
	Other income	571,641	205,090	88,083	124,967	17,853
	Interest expense-regulated	790,569	1,594,678	1,294,782	1,185,000	1,189,816
	Income from Discontinued Operations	0	(635,382)	133,209	337,583	116,849
	Net Income (loss)	$259,545	(3,615,952)	626,530	612,869	(91,512)
	Weighted average number of common shares outstanding	532,137	506,918	506,918	506,918	482,900
	Earnings per common share	$0.49	(7.12)	1.25	1.22	(0.19)
	Dividends paid per common share	$0	0	0	0	0
	Statistics (unaudited)-
	Gas delivered (MMcf)
	Residential	990	945	1,115	1,116	1,179
	Commercial	235	247	270	298	325
	Other utilities	291	276	313	340	404
	Transportation deliveries	7,478	6,388	7,450	6,947	6,364
	Total deliveries	8,994	7,856	9,148	8,701	8,272
	Number of customers-end of period	14,253	14,345	14,344	14,378	14,316
	Average Mcf use per
	Residential customer	97.2	90.6	107	109.2	119.3
	Average revenue per residential
	Customer	$1,345.60	1,508.42	1,242.03	1,167.69	1,158.90
	Number of degree days (1)	7,212	6,882	7,109	6,918	7,434
	Percent (warmer) colder than avg.	4.80	(1.00)	3.20	1.70	8.30
	Peak day deliveries (Mcf)	55,442	50,963	58,327	53,922	52,753
	Miles of mains	406	406	404.7	404.3	403.9
	Investment in gas plant (at cost)	$30,323,764	28,480,707	26,826,478	25,749,195	24,953,757
	Stockholders' equity per share	$8.88	5.22	9.93	9.54	7.17

-1	Thirty year average degree days: 6,460

Common Stock Data-Market Price (OTC)

Quarter Ended	High	Low
December 31, 2005	18.00	14.25
March 31, 2006	15.50	13.54
June 30, 2006	15.00	13.26
September 30, 2006	16.95	14.00

December 31, 2006	17.50	15.95
March 31, 2007	16.90	14.40
June 30, 2007	19.05	14.90
September 30, 2007	18.60	14.90

NOTE: A stock dividend in the amount of 5% was paid during the 1st quarter of fiscal 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders

Corning Natural Gas Corporation and Subsidiary

Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Corporation and Subsidiary as of September 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co. LLP

Rochester, New York

December 27, 2007