Form 10-K/A
period 2007-09-30
CORNING NATURAL GAS CORP
filed 2008-01-28
CIK 24751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated Filer ☐ Accelerated Filer ☐    Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company. YES ☐ NO ☑

The aggregate market value of the 431,852 shares of the Common Stock held by non-affiliates of the Registrant at the $16.30 average of bid and asked prices as of December 1, 2006 was $6,477,780.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2007 - 809,550.

EXPLANATION OF AMENDMENT

Corning Natural Gas Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended September 30, 2007 (the “Annual Report”), filed with the Securities and Exchange Commission on December 28, 2007, for the purpose of including the following portions of Corning’s Annual Report that were incorporated by reference to the Annual Report:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, Director Independence

Item 14 — Principal Accountant Fees and Services

In addition, the Amendment includes Corning’s Performance Graph, which was omitted from the Annual Report.

Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the December 28, 2007 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Performance Graph.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors. Certain information regarding each member of the board of directors is set forth below.

Henry B. Cook, Jr., 60, has served as a director since May 2007. He is the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, an importer of heavy duty truck parts.

Michael I. German, 57, has served as our chief executive officer, president and director since November 2006. Prior to joining Corning, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts. From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly-held energy services and delivery company, including president of several utilities.

Richard M. Osborne, 62, is our chairman of the board of directors and has served as a director since November 2006. Mr. Osborne is president and chief executive officer of OsAir, Inc., a company he founded in 1963, which operates as a property developer and manufacturer of industrial gases for pipeline delivery. He also serves as chairman of the board, chief executive officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company, and Energy West Incorporated, a publicly-held natural gas utility.

Ted W. Gibson, 65, has been a director since November 2006. He serves as the chief executive officer of Classic City Mechanical, an underground utility business. Mr. Gibson is also a corrosion specialist in the National Association of Corrosion Engineers and a graduate of the Georgia Institute of Technology - Mechanical Engineer. Mr. Gibson previously served as Captain in the Marine Corps.

Stephen G. Rigo, 61, has served as a director since May 2007. He is executive vice president of two Ohio regulated intrastate gas pipeline companies, Orwell-Trumbell Pipeline Co., LLC and Cobra Pipeline Co., Ltd., and three unregulated natural gas marketing companies. Mr. Rigo’s responsibilities include new business acquisitions, commodity pricing and purchasing, management of regulatory affairs, and corporate administration. His business career spans over 25 years in the energy industry including upper management positions with The Standard Oil Company and BP America.

Thomas J. Smith, 63, has served as a director since December 2006. Mr. Smith serves as president of Orwell Natural Gas and North East Ohio Natural Gas, local natural gas distribution companies. Mr. Smith has served as vice president and chief financial officer of Energy West Incorporated, a publicly-held natural gas utility, since November 2007 and was interim president of Energy West from August 2007 until November 2007. Mr. Smith is also a director of Energy West. From 1998 through April 2006, Mr. Smith was president and chief operating officer of John D. Oil and Gas Company, a publicly-held oil and gas exploration company. Mr. Smith remains a director of John D. Oil and Gas.

George J. Welch, 62, has served as a director since May 2007. He is a partner in the law firm of Welch & Zink in Corning, New York. Mr. Welch’s practice concentrates on business transactions and real estate. He is currently an active director or member in many community organizations, including a local economic development organization, a community foundation and PaneLogic, Inc., a provider of control system integration services.

Executive Officers. Below are the names, ages, positions and certain other information concerning our current executive officers.

Michael I. German. Biographical information for Mr. German can be found under “Board of Directors.”

Firouzeh Sarhangi, 49, was appointed as chief financial officer of Corning in 2006. From February 2004 until her appointment as CFO, she served as vice president - finance of Corning. Previously, she was president of Corning’s Tax Center International (TCI), subsidiary, a company she founded and operated until Corning purchased TCI in 1998. Ms. Sarhangi has had twenty-four years of public accounting experience.

Stanley G. Sleve, 58, serves as our vice president - administration and secretary. He joined Corning in January 1998 and has overseen a variety of corporate operations. He is currently responsible for customer service, facilities management, human resources, information technology, gas supply and community relations.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. In the last fiscal year, Joel Moore, our former vice president of operations, and Firouzeh Sarhangi, our chief financial officer, each filed one Form 4 late reporting a purchase of investment units in Corning’s rights offering. In addition, George Welch, a director, failed to timely report shares owned on a Form 3. All forms were subsequently filed. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all other Section 16(a) filing requirements were met timely during the most recent fiscal year.

Code of Business Conduct and Ethics. Corning has a Code of Business Conduct and Ethics that applies to all employees, including our chief executive officer and our chief financial officer who also serves as our principal accounting officer. This code is available on our website at www.corninggas.com. Any amendments or waivers to the code that apply to our chief executive officer or chief financial officer will be promptly disclosed to our shareholders.

Audit Committees. The audit committee is comprised of Mr. Smith, Mr. Cook, Mr. Gibson and Mr. Rigo. The function of the audit committee is to recommend the selection of independent auditors, review the plan and results of the independent audit and approve each professional service provided by the independent auditors. The audit committee operates under a written charter that was approved and adopted by our board. The members of the audit committee meet the independence standards of Sections 303.01(B) (2) (a) and (3) of the New York Stock Exchange’s listing standards. The board of directors has determined that Mr. Smith meets the qualifications for designation as a financial expert as defined in SEC rules.

ITEM 11. Executive Compensation.

Compensation Discussion and Analysis.

The Compensation Committee. Our compensation committee oversees Corning’s executive compensation program. In this role, the committee reviews and approves, or recommends for approval by the full board, the compensation that is paid or awarded to our executive officers. The committee also administers our 2007 Stock Plan. The goal of our compensation committee is to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives. Our compensation philosophy is to reward our executive officers for management that advances the interests of our shareholders and provides dependable and economically priced natural gas service for our customers. The primary objective of our compensation program is to attract and retain highly qualified executive officers to successfully lead Corning and improve shareholder value.

To achieve these objectives, we believe that we must provide a compensation package for our executives that is competitive with compensation offered by comparable companies in the Corning and Hammondsport, New York areas. In addition, our company is regulated by the New York Public Service Commission and we seek to set compensation within the rate parameters imposed by the commission.

Role of Executive Officers in Our Compensation Program. In the last year, the compensation committee, with the input of our president and CEO, Michael I. German, established the salary for each executive based on his or her performance and current compensation level. Mr. German reviewed the performance of our executive officers and solicited their views on their own compensation levels. Mr. German then presented his recommendations, based on these reviews and discussions, to the committee for review and approval or modification. The compensation committee can exercise its discretion in modifying any recommendation made by Mr. German.

Elements of Our Compensation Program. We subscribe to a total compensation program composed primarily of base salary and retirement and welfare benefits. We do not have a bonus program and none of our executives received a bonus in 2007, although we may consider annual cash incentive compensation in the future tied to specific performance goals. Mr. German’s employment agreement provides for a bonus based on net after tax income targets. Because these targets were not met in 2007, Mr. German did not receive a bonus. See “Mr. German’s Employment Agreement” below.

Base Salary. To attract and retain qualified executive officers, base salary is the primary element in our compensation program. The base salary of our executive officers is designed to fairly compensate them for:

•	delivering safe, reliable and cost effective service to our customers; and

•	providing reasonable earnings growth to our shareholders.

We believe that these are complimentary objectives and linked to our overall success. To attract and retain qualified executives we believe that base salaries must be competitive with those offered by comparable companies in the Corning and Hammondsport, New York areas. In addition, our company is regulated by the New York Public Service Commission and we seek to set compensation within the rate parameters imposed by the commission. There is no specific, quantified relationship between the company’s performance and individual executive’s salaries.

The compensation committee reviews the base salary adjustment, if any, for our executive officers based on merit and prevailing rates and recommends these adjustments to the board of directors. In 2007 the raise “pool” for our employees was 3.5% based on our rate case and union agreements. Mr. German decided to forgo any increase in his base salary to support the company in its rebuilding phase. Our other executive officers received modest increases in base salary for 2008 ranging from 1.4% to 3.5%.

Long-Term Incentives. In 2007, we adopted the 2007 Stock Plan which provides for the granting of stock options, stock appreciation rights, or SARs, restricted stock awards and performance-based awards. Long-term incentives are awarded in an effort to attract and retain executive officers of outstanding ability and keep such officers aligned with the long-term objectives of Corning. In order to attract an executive of Mr. German’s caliber to lead Corning and to align his interests with those of our shareholders, his employment agreement provided for the issuance of 75,000 options to him, which he was awarded effective August 2007. Currently, only Mr. German has been issued options under the plan. The compensation committee intends to review the advisability of issuing additional equity awards to Corning’s executives in the future.

An aggregate of 100,000 shares of our Class A common stock have been reserved for issuance pursuant to the plan, subject to adjustment for stock splits, mergers and similar transactions. In addition, beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically be increased to the number of shares equal to 15% of the shares outstanding. All of our officers, directors and employees are eligible to receive grants pursuant to the plan. The plan is administered by our compensation committee, which is responsible for designating individuals to whom options, SARs or awards are to be granted and determining the terms and conditions of grants. In granting options, SARs or awards, the committee considers the performance and anticipated future contribution of the potential recipient and such other considerations the committee deems relevant. Options granted under the plan generally have a term of ten years and are exercisable as determined by the committee. The plan terminates on May 31, 2017. Awards outstanding on the termination date are subject to their terms, but no further grants will be made following the termination date. We estimate that on April 1, 2008, the date of this year’s annual meeting, the number of shares available for future grants will be increased to 46,433.

Benefit Plans. We provide competitive welfare and retirement benefits to our executive officers as an important element of their compensation packages. Our executives receive medical and dental coverage, life insurance, disability coverage and other benefits on the same basis as our other employees. Our executives are also eligible to participate in our employee savings and pension plans.

Corning Natural Gas Corporation Employees Savings Plan. All non-union employees of Corning who work for more than 1,000 hours per year and who have completed one year of service may enroll in the savings plan at the beginning of each calendar quarter. Under the savings plan, participants may contribute up to 50% of their wages. For non-union employees, Corning will match one-half of the participant’s contributions up to a total of 3% of the participant’s wages. Matching contributions vest in the participants at a rate of 20% per year and become fully vested after five years. All participants may select one of ten investment plans, or a combination thereof, for their account. Distribution of amounts accumulated under the savings plan occurs upon the termination of employment or death of the participant. The savings plan also contains loan and hardship withdrawal provisions.

Pension Plan. We maintain a defined benefit pension plan, the Retirement Plan for Salaried and Non-Union Employees of Corning Natural Gas Corporation, that covers substantially all of our employees. We make annual contributions to the plan equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974. The benefit payable under the pension plan is calculated based upon the employee’s average salary for the four years immediately preceding his retirement. The compensation covered by the pension plan includes only base salary, identified in the summary compensation table as “salary.”

Mr. German’s Employment Agreement. Pursuant to his employment agreement, Michael I. German will serve as president and chief executive officer of Corning for a period of three years, with an automatic renewal for successive one year periods thereafter. Mr. German received 75,000 options to purchase common stock of Corning for a price of $15.00 per share under the 2007 Stock Plan pursuant to the terms of the agreement. The employment agreement provides termination payments to Mr. German in the event of a change in control of Corning or other termination of Mr. German’s employment for cause, as are defined in the employment agreement. The employment agreement also contains standard confidentiality, non-competition and non-solicitation provisions for a period including Mr. German’s employment and the twelve months immediately following the date of the termination of his employment.

None of our other executive officers have employment, termination or change-in-control agreements.

Stock Ownership Guidelines. In order to link the interests of management and shareholders, executive officers are encouraged to purchase shares of Corning to maintain or to establish a significant level of direct stock ownership. For example, all of our executive officers purchased shares in our rights offering last year.

Accounting and Tax Considerations. In designing our compensation program, we take into consideration the accounting and tax effect that each element will or may have on Corning and our executive officers.

Effective November, 2007, in accordance with Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (FAS 123(R)), we began to record compensation expense under the “fair-value-based” method of accounting for stock options granted to employees and directors. We adopted FAS 123(R) using the “modified prospective application.” The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption.

Executive Compensation.

Summary Compensation Table. The following table summarizes the compensation paid by us to our chief executive officer, chief financial officer, and our most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(1) ($)		Total ($)
Michael I. German, President and Chief Executive Officer	2007	118,269	—	39,367	—	—		157,636
Firouzeh Sarhangi, Chief Financial Officer	2007	111,320	—	—	16,192	3,340		130,852
Stanley G. Sleve, Vice President - Administration and Corporate Secretary	2007	97,290	—	—	19,163	2,919		119,372
Joel D. Moore, former Vice President - Operations	2007	146,399	—	—	11,686	4,392		162,477
Thomas K. Barry, former President and Chief Executive Officer	2007	57,418	—	—	12,481	170,797	(2)	240,696

(1) The amounts reported include the following 401(k) matching contributions by Corning in fiscal 2007: (i) Ms. Sarhangi - $3,340; (ii) Mr. Sleve - $2,919; (iii) Mr. Moore - $4,392; and (iv) Mr. Barry - $1,705.

(2) Amounts include: (i) $93,936 paid to Mr. Barry pursuant to his consulting agreement; (ii) $63,140 in payments pursuant to his deferred compensation agreement; and (iii) $11,516 in taxes payable by Mr. Barry on compensation paid to him pursuant to his deferred compensation agreement that was reimbursed by Corning.

Grants of Plan-Based Awards. The following table summarizes information with respect to grants of non-equity and equity plan-based awards to our most highly compensated executive officers in the last fiscal year.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Equity Plan Awards
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Shares Underlying Options	Exercise or Base Price of Option Awards ($)	Closing Market Price on the Date of Grant (1) ($)	Grant Date Fair Value of Stock and Option Awards (2) ($)
Michael I. German	8/6/07	(1)	—	—	—	75,000	15.00	16.50	118,100

(1) Mr. German’s employment agreement dated as of November 30, 2006 provided for the grant of non-qualified stock options at the exercise price of $15.00 per share upon Corning’s adoption of a stock option plan. The plan was adopted on May 31, 2007. Mr. German’s option agreement was not executed until November 5, 2007. However, the grant date of August 6, 2007 was used for Corning’s financial statement accounting purposes.

(2) The fair value of stock options is based on the FAS 123(R) compensation expense recognized as of August 6, 2007. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note R - “Stock Based Compensation” to our consolidated financial statements in our Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 28, 2007.

Option Exercises and Stock Vested. None of our most highly compensated officers exercised options in the last fiscal year. Our executive officers did not hold any stock awards as of the past fiscal year.

Outstanding Equity Awards at Fiscal Year End. The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of the end of the past fiscal year.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date*
Michael I. German	25,000	50,000	$15.00	11/05/2001

* The option is exercisable as follows: 25,000 shares on 11/5/2007, 25,000 shares on 11/5/2008 and 25,000 shares on 11/5/2009.

Pension Benefits

The following table shows the present value of accumulated pension benefits payable to each of our most highly compensated executive officers, including the number of years of service credited to each officer.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($)	Payments Made During Last Fiscal Year ($)
Firouzeh Sarhangi	Retirement Plan for Salaried and Non-Union Employees	9.4	81,209	—
Stanley G. Sleve	Retirement Plan for Salaried and Non-Union Employees	9.8	128,798	—
Joel D. Moore	Retirement Plan for Salaried and Non-Union Employees	2.1	19,628	—
Thomas K. Barry	Retirement Plan for Salaried and Non-Union Employees	30.0	1,210,684	84,685
	Supplemental Executive Retirement Benefit*	30.0	6,781	441

* Annual excess pension benefit payable pursuant to Mr. Barry’s consulting agreement.

Severance Compensation . We do not have a general severance policy applicable to all employees, including our most highly compensated executive officers. However, Mr. German’s employment agreement requires us to make payments in the event of termination of his employment, including a change of control. Mr. Barry’s survivor benefit deferred compensation agreement provides for death benefit coverage payable to his beneficiaries upon his death. Corning’s pension committee is investigating whether Mr. Barry violated terms of his deferred compensation agreement and the company has suspended all payments under the agreement. As the pension committee has not made a final determination regarding future payment to Mr. Barry under the deferred compensation agreement, the amount shown in the table below represents the full amount payable to Mr. Barry under the agreement.

For purposes of the description of the potential payments to Mr. German and Mr. Barry, we have assumed that the triggering event occurred as of September 28, 2007, the last business day of our last fiscal year. The actual amounts of any payments to these executive officers can only be determined at the time of a change in control or termination of Mr. German or upon the death of Mr. Barry. For additional information regarding Mr. German’s employment agreement, see “Mr. German’s Employment Agreement.”

			Death Pursuant
			to Survivor
			Benefit
	Termination within		Deferred
	one year after a	Termination	Compensation
	“Change in Control”	“Without Cause”	Agreement
Estimated Potential Payment*	($)	($)	($)
Michael I. German
Compensation Payments	450,000	150,000	—
Thomas K. Barry
Deferred Compensation Payments	—	—	1,078,420

Following termination of employment, our executive officers may receive payment of retirement benefits under our pension plan. The value of this benefit as of September 29, 2007 is set forth in “Pension Benefits” section on page 19. There are no special or enhanced benefits under the pension plan for our most highly compensated executive officers.

Compensation Committee Report. The compensation committee is comprised of Ted W. Gibson, Richard M. Osborne and Stephen G. Rigo. The compensation committee did not meet in the last fiscal year. The board of directors determined that Mr. Gibson and Mr. Rigo are independent as required by applicable law and regulations and the listing standards of the New York Stock Exchange.

Our compensation committee does not have a written charter. The compensation committee has reviewed and discussed compensation discussion and analysis for our fiscal year ended September 30, 2007 with our management and based on this review has recommended to the board that compensation discussion and analysis be included in this proxy statement.

The foregoing report was submitted by the compensation committee and shall be deemed to be “furnished” rather than “filed” with the SEC and, therefore, not subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act.

COMPENSATION COMMITTEE

TED W. GIBSON
RICHARD M. OSBORNE
STEPHEN G. RIGO

Director Compensation. On January 24, 2007, the board of directors agreed to change the compensation for all board members. Directors who are not also officers will receive 50 shares of our restricted common stock for each quarter of service as a director. Directors who also serve as officers of Corning will not be compensated for their service as directors. In fiscal 2007, the directors did not receive these compensatory shares, or any other compensation for service as directors. Corning expects to issue the shares earned in fiscal 2007 to the directors in early 2008.

Compensation Committee Interlocks and Insider Participation. Not applicable.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information. The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of 100,000 shares of our common stock. Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically be increased to the number of shares equal to 15% of the shares outstanding. As of September 30, 2007, there were 75,000 options outstanding and the maximum number of shares available for future grants under the plan was 25,000. We estimate that on April 1, 2008, the date of this year’s annual meeting, the number of shares available for future grants will be increased to 46,433.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column
Equity compensation plans approved by security holders	75,000	$15.00	25,000
Equity compensation plans not approved by security holders	—	—	—
Total	75,000	$15.00	25,000

Principal Shareholders. The following table sets forth, as of January 24, 2008, information regarding the beneficial ownership of our common stock, by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group.

	Common Stock
Names and Address (1) (2)	Shares	Right to Acquire (3)	Total	Percentage
Richard M. Osborne (4)	119,132	14,000	133,132	16.2%
Michael I. German (5)	117,752	67,064	184,816	21.1%
The Gabelli Group (6) One Corporate Center Rye, NY 10580	150,000	52,293	202,293	23.5%
Mitchell Partners, L.P. (7) 3187-D Airway Avenue Costa Mesa, CA 92626	47,852	29,976	77,828	9.3%
Ted W. Gibson (8)	25,000	17,500	42,500	5.1%
Henry B. Cook, Jr. (9)	5,270	3,549	8,819	1.1%
Firouzeh Sarhangi (10)	4,776	1,672	6,448	*
George J. Welch (11)	3,062	1,072	4,134	*
Stanley G. Sleve (12)	2,614	1,020	3,634	*
Joel D. Moore (13)	1,010	707	1,717	*
Stephen G. Rigo	—	—	—	—
Thomas J. Smith	—	—	—	—
All directors, director nominees and executive officers as a group (10 individuals)	278,616	106,584	385,200	42.0%

* Less than 1 percent

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of capital stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Corporation, 330 West William Street, Corning, New York 14830.

(3)	Shares of common stock the beneficial owner has the right to acquire through stock options or warrants that are or will become exercisable within 60 days.

(4)	Includes warrants to purchase 14,000 shares of stock. All shares and warrants are owned by the Richard M. Osborne Trust, an Ohio trust of which Mr. Osborne is the sole trustee.

(5)
Includes 75,000 options to purchase common stock and warrants to purchase 42,064 shares of common stock. 10,000 shares and warrants to purchase 7,000 shares of common stock are owned jointly by Mr. German and two other individuals. Mr. German disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(6)
Includes 120,000 shares and 41,790 warrants held by Gabelli Funds, LLC and 30,000 shares and 10,503 warrants held by Gabelli Advisors, Inc. Each of Gabelli Funds and Gabelli Advisors has sole voting and dispositive power over the shares held by it. Based solely on information in the Schedule 13D filed with the SEC on January 24, 2008.

(7)	Includes warrants to purchase 29,976 shares of common stock. Based solely on information in the Schedule 13D filed with the SEC on September 13, 2007

(8)	Includes warrants to purchase 17,500 shares of common stock.

(9)	Includes warrants to purchase 3,549 shares of common stock.

(10)	Includes warrants to purchase 1,672 shares of common stock.

(11)
Includes warrants to purchase 1,072 shares of common stock. Shares and warrants are beneficially owned by Vincent J. Welch Trust, of which Mr. Welch is one of three trustees having voting and investment powers.

(12)	Includes warrants to purchase 1,020 shares of common stock.

(13)	Includes warrants to purchase 707 shares of common stock.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions. Not applicable.

Director Independence. The board of directors has determined and confirmed that each of Mr. Cook, Mr. Gibson, Mr. Rigo, Mr. Smith and Mr. Welch do not have a material relationship with Corning that would interfere with the exercise of independent judgment and are independent as defined by the

ITEM 14. Principal Accountant Fees and Services. The following is a summary of the aggregate fees billed to us for the fiscal years ended September 30, 2007 and 2006, by our independent registered public accounting firm, Rotenberg & Co. LLP, Certified Public Accountants of Rochester, New York.

	2007	2006
Audit Fees	$84,000	$85,100
Audit-Related Fees	—	—
Tax Fees	$16,000	$30,500
All Other Fees	$11,000	—
Total	$111,000	$115,500

Audit Fees. These are fees for professional services rendered by Rotenberg & Co. for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. There were no fees billed by Rotenberg & Co. for audit-related fees for the fiscal years ended September 30, 2007 and 2006.

Tax Fees. These are fees for professional services rendered by Rotenberg & Co. with respect to tax compliance, tax advice and tax planning. These services include the review of tax returns and consulting on tax planning matters.

All Other Fees. In fiscal 2007, these are fees for the audit of our pension plan and the review of our internal controls and corporate governance. There were no fees billed by Rotenberg & Co. for other services not described above for fiscal 2006.

The audit committee authorized the payment by us of the fees billed to us by Rotenberg & Co. in fiscal 2007 and 2006. The decision to engage Rotenberg & Co. LLP was approved by the audit committee. The audit committee has considered whether the provision of non-audit services is compatible with maintaining Rotenberg & Co. LLP’s independence. Rotenberg & Co. has no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Exhibits

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION
(Registrant)

Date January 28, 2008	By:	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date January 28, 2008	/s/ Fi Sarhangi Fi Sarhangi, Chief Financial Officer

Date January 28, 2008	/s/ Michael I. German Michael I. German, President, Chief Executive
Officer and Director

Date January 28, 2008	/s/ Henry B. Cook, Jr. Henry B. Cook, Jr., Director

Date January 28, 2008	/s/ Richard M. Osborne Richard M. Osborne, Director

Date January 28, 2008	/s/ Stephen G. Rigo Stephen G. Rigo, Director

Date January 28, 2008	/s/ Thomas J. Smith Thomas J. Smith, Director

Date January 28, 2008	/s/ George J. Welch George J. Welch, Director