Form 10-Q
period 2007-12-31
CORNING NATURAL GAS CORP
filed 2008-02-14
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of Shares outstanding of each of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	809,550
Class	Shares outstanding as of February 14, 2008

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of December 31, 2007.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited
	Quarter Ended
	December 31, 2007	December 31, 2006

Utility Operating Revenues	$5,629,340	$6,002,068

Cost and Expense
Natural Gas Purchased	3,257,582	3,402,037
Operating & Maintenance Expense	1,441,404	1,487,432
Taxes other than Income Taxes	412,902	378,954
Depreciation	172,992	154,641
Other Deductions, Net	23,383	161,196
Total Costs and Expenses	5,308,263	5,584,260

Utility Operating Income	321,077	417,808

Other Income and (Expense)
Interest Expense	(301,765)	(385,777)
Interest Income	233,836	36,022
Rental Income	12,447	15,918
Net Income from Utility Operations, Before Income Tax	265,595	83,971

Income Tax Benefit (Expense)	(111,048)	(36,515)

Net Income from Continued Operations	154,547	47,456

Net Income	154,547	47,456
Other Comprehensive Income (Loss)	(53,092)	59,779
Total Comprehensive Income	$101,455	$107,235

Weighted average earnings per share-
basic:
From Continued Operations	$0.191	$0.094
	$0.191	$0.094

Average shares outstanding	809,550	506,918

Weighted average earnings per share-
diluted:
From Operations	$0.190	$0.094
	$0.190	$0.094
Diluted shares	814,237	506,918

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
Assets	December 31, 2007	September 30, 2007

Plant:
Utility property, plant and equipment	$31,135,082	$30,323,764
Non-utility assets - discontinued operations, net	17,725	17,725
Less: accumulated depreciation	(11,519,751)	(11,346,759)
Total plant utility and non-utility, net	19,633,056	18,994,730

Investments:

Marketable securities available-for-sale at fair value	1,918,933	1,922,411

Current assets:
Cash and cash equivalents	215,944	14,614
Customer accounts receivable, (net of allowance for
uncollectible accounts of $22,000 and $48,000 respectively)	2,695,998	1,084,220
Gas stored underground, at average cost	3,048,826	3,823,451
Materials and supplies inventory	424,026	482,557
Prepaid expenses	500,959	718,137
Current assets - discontinued operations	117,641	117,724
Total current assets	7,003,394	6,240,703

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	954,569	338,149
Deferred regulatory costs	2,599,447	2,524,235
Unamortized debt issuance cost (net of accumulated
amortization of $317,920 and $311,918)	206,135	212,137
Other	25,022	26,698
Discontinued Operations- other	35,084	36,603
Total deferred debits and other assets	3,820,257	3,137,822

Total assets	$32,375,640	$30,295,666
See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
	December 31, 2007	September 30, 2007
Capitalization and liabilities:

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 1,000,000 shares;
issued and outstanding 810,000 shares at December 31, 2007
and September 30, 2007)	$4,047,750	$4,047,750
Other paid-in capital	4,157,754	4,157,754
Retained earnings	(242,137)	(396,684)
Accumulated other comprehensive loss	(671,323)	(618,231)
Total common stockholders' equity	7,292,044	7,190,589

Long-term debt, less current installments	8,285,780	8,295,585
Total Long-term debt	8,285,780	8,295,585

Current liabilities:
Current portion of long-term debt	494,766	494,063
Demand Note Payable	981,657	1,076,658
Borrowings under lines-of-credit	5,375,000	4,515,000
Accounts payable	2,588,341	2,177,221
Accrued expenses	1,025,156	1,062,430
Customer deposits and accrued interest	1,423,527	1,088,688
Deferred income taxes	578,161	503,007
Total current liabilities	12,466,608	10,917,067

Deferred credits and other liabilities:
Deferred income taxes	124,438	146,215
Deferred compensation	2,170,965	2,170,965
Deferred pension costs & post-retirement benefits	1,638,887	1,345,674
Other	331,347	164,000
Other deferred credits and other liabilities - discontinued operations	65,571	65,571
Total deferred credits and other liabilities	4,311,208	3,892,425

Concentrations and commitments

Total capitalization and liabilities	$32,375,640	$30,295,666
See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Quarter Ended December 31, 2007 and 2006
	2007	2006
Cash flows from operating activities:
Net income	$154,547	$47,456
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	172,992	165,135
Unamortized debt issuance cost	6,002	6,002
(Gain) Loss on sale of marketable securities	(49,614)	(44,782)
Deferred income taxes	53,377	5,352
Bad debt expense	48,563	48,562
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,660,341)	(1,198,166)
Gas stored underground	774,625	(1,152,294)
Materials and supplies inventory	58,531	13,259
Prepaid expenses	217,178	148,249
Unrecovered gas costs	(616,420)	(930,884)
Deferred regulatory costs	(75,212)	0
Deferred pension and other	0	1,734
Other	3,278	8,757
Increase (decrease) in:
Accounts payable	411,120	2,275,473
Accrued expenses	(37,274)	36,278
Customer deposit liability and accrued interest	334,839	91,991
Deferred income taxes		31,152
Deferred compensation	0	11,343
Deferred pension costs & post-retirement benefits	293,213	71,318
Other liabilities and deferred credits	167,347	40,936
Net cash (used in) provided by operating activities	256,751	(323,129)

Cash flows from investing activities:
Purchase of securities available-for-sale	(336,111)	(357,617)
Sale of securities available-for-sale	336,111	357,617
Capital expenditures	(811,318)	(89,519)
Net cash (used in) provided by investing activities	(811,318)	(89,519)

Cash flows from financing activities:
Proceeds under lines-of-credit	1,590,000	30,000
Repayment of lines-of-credit	(730,000)	0
Repayment of long-term debt	(104,103)	(151,843)
Net cash (used in) provided by financing activities	755,897	(121,843)
Net (decrease) increase in cash	201,330	(534,491)

Cash and cash equivalents at beginning of period	14,614	1,170,070

Cash and cash equivalents at end of period	$215,944	$635,579

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$347,776	$349,517

Income taxes	$6,182	$6,000

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

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. These unaudited interim consolidated financial statements have not been audited by a firm of certified public accountants.

It is the Company's policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

Note B - New Accounting Standards

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the effect of the guidance contained in SFAS 157 and does not expect the implementation to have a material effect on the Company's financial statements.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer, recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

Note C - Pension and Other Post-retirement Benefit Plans

The Company uses June 30 as the measurement date for its plans.

Components of Net Periodic Benefit Cost:
	Three months ended December 31
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$59,510	$67,706	$4,449	$4,526
Interest cost	193,666	186,808	15,019	14,926
Expected return on plan assets	(215,526)	(198,038)	0	0
Amortization of prior service cost	5,401	7,038	10,830	12,187
Amortization of net (gain) loss	99,304	73,867	(10,317)	(10,860)
Net periodic benefit cost	$142,355	$137,381	$19,981	$20,779
Charges to approved rate cases	$28,849	$408,069	$3,117	$24,911
Amounts recognized in the statements of income	$383,293	$200,980	$59,222	$60,990

Pension Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2007 and 2006 by asset category are as follows:
	Plan Assets
	At December 31
Asset Category	2007	2006
Equity Securities	56%	58%
Debt Securities	42%	40%
Other	2%	2%
	100%	100%

There is no Company common stock included in the plan assets.

Amounts recognized in the Statement of Financial Position consist of:
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Accrued Benefit Cost	$(266,725)	$(660,553)	$(1,162,007)	$(1,133,252)
Intangible Assets	139,600	139,600	0	0
Accumulated Other
Comprehensive Income	301,729	180,486	0	0

Net Amount Recognized	$174,604	$(340,467)	$(1,162,007)	$(1,133,252)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	September 30
	2008	2007

Projected Benefit Obligation	$13,040,683	$12,639,060
Accumulated Benefit Obligation	11,943,103	11,487,883
Fair Value of Plan Assets	11,509,220	10,827,330

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

The asset allocation guidelines for the plan are as follows:
Domestic Common Stock	Minimum	Maximum
Large/Mid Cap	15%	50%
Small Cap	5%	15%
Reits	0%	20%
International Common Stock	10%	20%
Total Equities	30%	75%
Total Fixed Income	20%	60%
Cash	0%	10%

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

In order to accomplish the investment goals, the Investment Committee believes that the investments of the plan must be diversified to provide the Investment Manager with the flexibility to invest in various types of assets. The Investment Committee recognizes that a moderate amount of risk must be assumed to achieve the Plan's long-term objectives. The Investment Committee believes that the Company's prospects for the future, current financial conditions and several other factors suggest collectively that the plan can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives.

Contributions

The Company expects to contribute $475,000 to its Pension Plan and $57,254 to its Post Retirement Benefit Plan in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
	Pension	Other
	Benefits	Benefits
2008	$699,059	$58,027
2009	724,161	59,502
2010	773,758	62,331
2011	814,042	68,889
2012	818,414	68,847
Years 2013 - 2017	$4,793,572	$367,315

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$2,120	($1,861)
Effect on postretirement benefit obligation	$33,926	($29,778)

Note D - Segment Overview

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.

	Utility	Discontinued Operations
	Gas Company	(3) Corning Realty	(3) Corning Mortgage	(2) Appliance	Subtotal	Total Consolidated
Revenue:(1)
2007	$5,641,787	$0	$0	$0	$0	$5,641,787
2006	6,017,986	0	0			6,017,986
Transportation Revenue:
2007	1,041,893	0	0	0	0	1,041,893
2006	1,038,014	0	0	0	0	1,038,014
Net income (loss):(1)
2007	154,547	0	0	0	0	154,547
2006	47,456	0	0			47,456
Interest income:(1)
2007	182,651	0	0	0	0	182,651
2006	67,997	0	0			67,997
Interest expense:(1)
2007	301,765	0	0	0	0	301,765
2006	386,142	0	0			386,142
Total assets:
2007	32,205,190	0	0	170,450	170,450	32,375,640
2006	29,730,397	0	0	249,159	249,159	29,979,556
Capital Expenditures:
2007	811,318	0	0	0	0	811,318
2006	89,519	0	0	0	0	89,519
Federal income tax expense:
2007	71,937	0	0	0	0	71,937
2006	11,709	0	0	(4,579)	(4,579)	7,130

(1) Before elimination of intercompany interest.

(2) The Appliance Co. discontinued operations in September 2003.

The Company presents revenue, net income and interest income for the Appliance Corporation in 2006 due to deferred revenue on the installment sale of these assets.

(3) Corning Realty and Corning Mortgage discontinued operations in August 2006.

Interest income and expense have been displayed in the segment in which it has been earned or incurred. Segment interest expense other than the Gas Company is included within discontinued operations in the consolidated statements of income.

Note E - Other Events

On June 28, 2007 the Company filed a rate case with the New York Public Service Commission (the "NYPSC") requesting an increase of $581,038 for rates to become effective June 2008. In November 2007, we amended our June 28, 2007 filing to make the rate case a mini filing so that under the NYPSC regulations the Company would be permitted to increase the amount requested to $681,000 and accelerate the effective date of the increase. On December 12, 2007, the NYPSC granted Corning Natural Gas Corporation ("Corning") a 2.5% ($681,000) rate increase effective December 17, 2007. In addition, the NYPSC allowed Corning to retain $250,000 in revenue from gas producers relevant to producer interconnects with the Corning system. Because the NYPSC imputed $250,000 in revenue from gas producers interconnected with the Corning system in its determination of the $681,000 rate relief, the NYPSC allowed Corning to retain the first $250,000 of such revenues and 10 percent of any amount above that level.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's primary business is natural gas distribution. We serve approximately 14,500 customers through 325 miles of pipeline. Residential growth in our service territory is dependent on overall economic activity. Several significant employers have recently announced expansions. The Company's major growth opportunities exist in the industrial market, as well as connecting to local gas production. Increased focus will be given to efficient operations and improving infrastructure.

Our key performance indicators are net income, stockholders' equity and the safety of our system.

	Three Months Ended December 31
	2007	2006
Net Income	$154,547	$47,456
Stockholders' equity per share	$ 9.84	$ 5.43

For the three months ended December 31, 2007 results were better than the same periods in 2006. Lower revenue in 2007 was primarily the result of a one time revenue item in 2006. Operating expenses were lower due to improved operation. The other taxes and depreciation expenses were higher due to Company's significant investment in infrastructure.

As a regulated utility company, stockholders equity is an important performance indicator for us. The NYPSC allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is therefore a precursor of future earnings potential. In 2007, stockholders' equity increased by $4.5 million due, in part, to a rights offering to holders of our common stock in which we raised $4.6 million net of expenses. Going forward, we continue to focus on rebuilding stockholders' equity.

Other indicators that are tracked involve safe and efficient operations. These include leak repair, main and service replacements and customer service metrics. During 2007 the Company made a significant effort to improve its infrastructure and we intend to continue this program in 2008. More than $1.8 million was invested in line, meter and service replacement. We repaired 189 leaks and replaced 214 services and 2.27 miles of gas main during the first three months of fiscal 2008.

Gas supply is the largest expense of the Company. The Company signed an asset management agreement with Merrill Lynch Commodities in 2007 to be the Company's agent in managing our upstream storage and pipeline contracts.

Earnings

We had net income of $154,547 or $.191 per share in the first quarter of 2008 compared to $47,456 or $.094 per share in the first quarter of 2007.

Earnings (Loss) by Segment	Three Months Ended December 31	Three Month Ended December 31
For the period ended December 31:	2007	2006
Utility (continued operation)	$ 154,547	$ 56,344
Discontinued Operations	-	(8,888)
Total Consolidated	$ 154,547	$ 47,456

Revenue
	Three Months Ended December 31	Three Months Ended December 31
Utility Operating Revenue	2007	2006
Retail Revenue:
Residential	$ 3,041,190	$ 3,228,965
Commercial	508,169	642,891
Industrial	18,041	62,042
	3,567,400	3,933,898
Transportation	1,041,893	1,038,014
Wholesale	1,002,147	962,155
Other	17,900	68,001
	$ 5,629,340	$ 6,002,068

Utility operating revenue decreased $372,728 in the three months ended December 31, 2007 compared to the same period last year due to the recognition of one time revenue in the prior year.

Margin
Utility Margin	Three Months Ended December 31
	2007	2006

Utility Operating Revenues	$ 5,629,340	$6,002,068
Natural Gas Purchased	3,257,582	3,402,038
Margin	2,371,758	2,600,030
Margin %	42.14%	43.4%

Looking forward, we anticipate the Company's cost of gas will remain stable because of the quantity of gas the Company has in storage as well as its gas purchasing program. Margins are also expected to outperform same period 2007 as the result of our latest rate case.

Operating Expenses

Utility

Purchased gas expense decreased $144,456 to $3,257,582 in the three months ended December 31, 2007 compared to $3,402,038 in the same period last year due primarily to the lower gas cost. Other operating and maintenance expense decreased in the first quarter of 2008 to $1,441,404 compared to $1,487,432 in the first quarter of 2007 due primarily to more efficient operation. Depreciation expense increased to $172,992 in the first quarter of 2008 from $154,641 in 2007 due to increased investment in plant property and equipment.

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

During the third quarter of 2007 we conducted a rights offering pursuant to a May 2006 order of the NYPSC that required us to conduct an equity offering and make various capital investments. The rights offering provided holders of our common stock with a basic privilege whereby each holder had the right to purchase, at the price of $16.00, one investment unit for each share of common stock held. Each investment unit consisted of one share of common stock and one four-year warrant to purchase .7 shares of our common stock at a price of $19.00. The rights offering also provided shareholders with an over subscription privilege whereby any shareholder fully exercising his/her rights under the basic subscription privilege would be entitled to subscribe to additional investment units also at $16.00 per unit. Through the rights offering, we raised $4.6 million (net of expenses). We have already begun using these funds for capital investments. Capital expenditures have historically exceeded $1.0 million annually and will increase significantly due to a mandate in our recently approved rate order to improve our infrastructure.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we had $6.6 million during 2007 available through lines of credit at a local bank. The amount outstanding under these lines at December 31, 2007 was $5.375 million. As security for our line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in and to all natural gas purchases by us utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. We rely heavily on our credit lines to finance gas purchases that the Company places in storage.

We have $9.7 million in long term debt outstanding. We repaid $104,000 in the first quarter of 2008 consistent with the requirements of our debt instruments.

In 2007 we entered in to an asset management agreement with Merrill Lynch Commodities and purchased $3.8 million of gas by the end of September 2007 that was placed into storage. During the first quarter of 2008 we withdrew gas from storage and by December 31, 2007 had $3.05 million left in storage. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2007-2008 winter season.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Regulatory Matters

As a regulated public utility, our earnings are primarily determined by a rate of return set by NYPSC on the investments in our facilities and equipment (i.e., our rate base). On June 28, 2007 the Company filed a rate case with the NYPSC requesting an increase of $581,038 for rates to become effective June 2008. In November 2007, we amended our June 28, 2007 filing to make the rate case a mini filing so that under the NYPSC regulations the Company would be permitted to increase the amount requested to $681,000 and accelerate the effective date of the increase. On December 12, 2007, the NYPSC granted us a 2.5% ($681,000) rate increase effective December 17, 2007. In addition, the NYPSC allowed us to retain $250,000 in revenue from gas producers relevant to producer interconnects with the Corning system. Because the NYPSC imputed $250,000 in revenue from gas producers interconnected with the Corning system in its determination of the $681,000 rate relief, the NYPSC allowed us to retain the first $250,000 of such revenues and 10 percent of any amount above that level.

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

Accounting for Utility Revenue and Cost of Gas Recognition.

The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company does not currently anticipate adopting unbilled revenue recognition and does not believe it would have a material impact in financial results. The Company's tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, the Company periodically adjusts its rates to reflect increases and decreases in the cost of gas. Annually, the Company reconciles the difference between the total gas costs collected from customers and the cost of gas. The Company defers any excess or deficiency and subsequently either recovers it from, or refunds it to, customers over the following twelve-month period. To the extent estimates are inaccurate, a regulatory asset on the balance sheet is increased or decreased.

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

Pension and Post-Retirement Benefits.

The amounts reported in the Company's financial statements related to its pension and other post-retirement benefits are determined on an actuarial basis, which uses many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements experienced by the Company. However, the Company expects to recover substantially its entire net periodic pension and other post-retirement benefit costs attributed to employees in its utility segment in accordance with the applicable NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of the Company's Form 10-K in addition to:
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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At December 31, 2007, these instruments consisted of a term loan and bank credit line borrowings outstanding of $6,356,657. The interest rate (30 day Libor plus 1.85 BP) on this loan and these lines was 7.09 percent at December 31, 2007.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company did not become a party to or settle in the quarter ended December 31, 2007. any

Item 1A. Risk Factors.

Please refer to the Company's form 10-K for the year ended September 30, 2007 for disclosure relating to certain risk factors applicable to the Company.

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

CORNING NATURAL GAS CORPORATION

Date: February 14, 2008	________________________________________
By Michael I. German, Chief Executive Officer and President

Date: February 14, 2008	________________________________________
By Firouzeh Sarhangi, Chief Financial Officer and Treasurer