Form 10-Q
period 2008-03-31
CORNING NATURAL GAS CORP
filed 2008-05-14
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number 000-00643

CORNING NATURAL GAS CORPORATION

(Exact name of Registrant as specified in its charter)

New York	16-0397420
(State of incorporation)	(I.R.S. Employer Identification No.)

330 West William Street, Corning New York 14830

(Address of principal executive offices) (Zip Code)

(607) 936-3755

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]No [ X]

Indicate the number of Shares outstanding of each of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	809,550
Class	Shares outstanding as of May 14, 2008

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2008.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)
	Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
	Item 4T.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information

	Item 6.	Exhibits

SIGNATURES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For Six Months Ended March 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$993,067	$609,202
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	348,861	330,861
Unamortized debt issuance cost	12,003	12,004
Loss (Gain) on sale of marketable securities	33,672	61,706
Deferred income taxes	(311,830)	147,277
Bad debt expense	97,129	16,188

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,911,506)	(2,282,035)
Gas stored underground	3,401,249	(724,158)
Materials and supplies inventories	10,601	(20,348)
Prepaid expenses	(131,605)	(93,692)
Unrecovered gas costs	(199,085)	(496,788)
Deferred regulatory costs	207,884	(171,640)
Deferred pension and other	0	3,469
Other	14,949	70,044
Increase (decrease) in:
Accounts payable	(438,950)	2,459,560
Accrued expenses	(17,838)	(85,058)
Customer deposit liability and accrued interest	(566,266)	(493,566)
Accrued income taxes	904,573	213,250
Deferred Compensation	(80,692)	(166,601)
Deferred pension costs & post-retirement benefits	596,712	367,074
Other liabilities and deferred credits	61,690	133,529
Net cash (used in) provided by operating activities	2,024,618	(109,722)

Cash flows from investing activities:
Purchase of securities available-for-sale	(2,112,199)	(505,130)
Sale of securities available-for-sale	1,287,509	505,130
Capital expenditures	(1,530,181)	(360,143)
Net cash (used in) provided by investing activities	(2,354,871)	(360,143)

Cash flows from financing activities:
Proceeds under lines-of-credit	7,083,614	4,308,908
Repayment of lines-of-credit	(6,389,497)	(4,708,908)
Repayment of long-term debt	(207,521)	(168,363)
Net cash (used in) provided by financing activities	486,596	(568,363)
Net (decrease) increase in cash	156,343	(1,038,228)

Cash and cash equivalents at beginning of period	14,614	1,170,070

Cash and cash equivalents at end of period	$170,957	$131,842

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$698,126	$758,013

Income taxes	$6,182	$6,000

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

In December 2007, FASB issued SFAS No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer, recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

Note C - Pension and Other Post-retirement Benefit Plans
Components of Net Periodic Benefit Cost:		Six months ended March 31
	Pension		Other
	Benefits		Benefits
	2008	2007	2008	2007

Service cost	$119,020	$135,411	$8,898	$9,053
Interest cost	387,333	373,617	30,038	29,852
Expected return on plan assets	(431,051)	(396,077)	0	0
Amortization of prior service cost	10,802	14,076	21,660	24,374
Amortization of net (gain) loss	198,609	147,734	(20,633)	(21,720)
Net periodic benefit cost	$284,713	$274,761	$39,963	$41,559

 Pension Plan Assets

The Company's pension plan weighted-average asset allocations at March 31, 2008 and 2007 by asset category are as follows:
	Plan Assets
	At March 31
Asset Category	2008	2007
Equity Securities	56%	58%
Debt Securities	42%	40%
Other	2%	2%
	100%	100%

There is no Company common stock included in the plan assets.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	September 30
	2008	2007

Projected Benefit Obligation	$13,040,683	$12,639,060
Accumulated Benefit Obligation	11,943,103	11,487,883
Fair Value of Plan Assets	11,509,220	10,827,330

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

In order to accomplish the investment goals, the Investment Committee believes that the investments of the plan must be diversified to provide the Investment Manager with the flexibility to invest in various types of assets. The Investment Committee recognizes that a moderate amount of risk must be assumed to achieve the Plan's long-term objectives. The Investment Committee believes that our prospects for the future, current financial conditions and several other factors suggest collectively that the plan can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives.

Contributions

The Company expects to contribute $475,000 to its Pension Plan and $57,254 to its Post Retirement Benefit Plan in 2008. A total of $30,575 has been paid for the first six months of this fiscal year with $126,009 due to be paid in April.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
	Pension	Other
	Benefits	Benefits
2008	$699,059	$58,027
2009	724,161	59,502
2010	773,758	62,331
2011	814,042	68,889
2012	818,414	68,847
Years 2013-2017	$4,793,572	$367,315

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
		Discontinued
	Utility	Operation

	Gas Company	(2) Appliance	Total Consolidated
Revenue:(1)
2008	$16,425,923	$0	$16,425,923
2007	16,707,974	28,278	16,736,252
Transportation Revenue:
2008	2,628,184	0	2,628,184
2007	2,493,529	0	2,493,529
Net income (loss):(1)
2008	993,067	0	993,067
2007	601,440	7,762	609,202
Interest income:(1)
2008	328,148	0	328,148
2007	101,411	63,986	165,397
Interest expense:(1)
2008	652,446	0	652,446
2007	774,706	365	775,071
Total assets:
2008	31,624,287	188,819	31,813,106
2007	29,726,699	242,375	29,969,074
Capital Expenditures:
2008	1,530,181	0	1,530,181
2007	360,143	0	360,143
Federal income tax expense:
2008	655,399	0	655,399
2007	351,029	3,999	355,028

  Before elimination of intercompany interest. Interest income and expense have been displayed in the segment in which it has been earned or incurred. Segment interest expense other than the Gas Company is included within Discontinued Operations in the consolidated statements of income.
  The Appliance Co. discontinued operations in September 2003. The Company presents revenue, net income and interest income for the Appliance Corporation in 2006 due to deferred revenue on the installment sale of these assets.

Note E - Rate Case

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,500 customers through 325 miles of pipeline. Residential growth in our service territory is dependent on overall economic activity. Several significant employers have recently announced expansions, including Corning Inc. and Dresser Rand. The Company's major growth opportunities exist in the industrial market, as well as connecting to local gas production. We continue to focus on improving the efficiency of our operations. We are also in the process of making capital investments to improve our infrastructure including upgrading our distribution system through replacement of distribution mains and customer service lines.

Our key performance indicators are net income, stockholders' equity and the safety of our system.

	Three Months Ended March 31
	2008	2007
Net Income	$838,520	$561,746
	Six Months Ended March 31
	2008	2007
Net Income	$993,067	$609,202
Stockholders' equity per share	$ 9.97	$ 6.45

Results of Operations

For the three months ended March 31, 2008 results improved over the same periods in 2007. Higher earnings in 2008 was primarily the result of a rate increase that went in to effect December 17th, 2007. The other taxes and depreciation expenses were higher due to significant investment in infrastructure.

As a regulated utility company, stockholders equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is therefore a precursor of future earnings potential. In 2007, stockholders' equity increased by $4.5 million due, in part, to a rights offering to holders of our common stock in which we raised $4.6 million net of expenses. The increase in stockholders' equity was also due, in part, to improved net income. We currently plan to continue our focus on building stockholders' equity.

Other indicators that are tracked are the safety and efficiency of our operations. These include leak repair, main and service replacements and customer service metrics. During 2007 we made a significant effort to improve our infrastructure and we are continuing this program in 2008. We repaired 218 leaks and replaced 240 services and 2.55 miles of gas main during the first six months of fiscal 2008.

For the fiscal year 2008 the plans for the Operations Department are to replace 12" main at a road crossing on a pipeline that supplies several major customers on the Corning System. For the summer of 2008 Operations will be in process of replacing 7 miles of bare steel distribution main and 400 bare steel services. This work will be done by Company and Contract labor on 15 different distribution projects chosen based on system condition. In addition to this replacement program we will be performing minor upgrades to 6 of our System Gate stations, replacing approximately 800 meters, upgrading a segment of our main pipeline feed to the Bath Gas System and upgrade several outdated vehicles and equipment.

Gas supply is our largest expense. We signed an asset agreement with Merrill Lynch Commodities in 2007 to be our agent in managing our upstream storage and pipeline contracts, and that contract expired in March 2008 but has been extended until June 30, 2008. During the second quarter of 2008 we issued a request for proposals for a new asset manager and we are currently evaluating the responses.

Earnings

For the three months ended March 31, 2008 earnings increased by $276,274 compared to the same period last year. We had net income of $993,067 or $1.23 per share in the first six months of 2008 compared to $609,202 or $1.20 per share in the same period of 2007, an increase of 63%. We believe both increases are attributable to our rate increase, approved by the NYSPSC, that went into effect in December 2007.

Earnings (Loss) by Segment	Three Months Ended March 31	Three Months Ended March 31	Six Months Ended March 31	Six Months Ended March 31
For the period ended December 31:	2008	2007	2008	2007
Utility (continued operation)	$838,520	$545,096	$993,067	$601,440
Discontinued Operations	-	16,650	-	7,762
Total Consolidated	$838,520	$561,746	$993,067	$609,202

Revenue
	Three Months Ended March 31	Three Months Ended March 31	Six Months Ended March 31	Six Months Ended March 31
Utility Operating Revenue	2008	2007	2008	2007
Retail Revenue:
Residential	$ 6,385,083	$ 6,422,452	$ 9,426,272	$ 9,651,417
Commercial	1,276,962	1,291,325	1,785,131	1,934,216
Industrial	15,326	18,788	33,368	80,830
	7,677,371	7,732,565	11,244,771	11,666,463
Transportation	1,586,291	1,455,515	2,628,184	2,493,529
Wholesale	1,423,487	1,393,640	2,425,634	2,355,795
Local Production	66,871	-	66,871	-
Other	42,563	152,464	60,463	220,465
	10,796,583	10,734,184	16,425,923	16,736,252

Utility operating revenue increased $62,399 in the three months ended March 31, 2008 compared to the same period last year, again due to our rate increase approved by the NYPSC, that went into effect in December 2007. We believe utility operating revenue decreased over the six month ending March 31, 2008 compared to the same period last year due mainly to lower cost of gas and slightly warmer weather.

Seasonality

As a natural gas distribution company, our revenue depends upon weather patterns. Our decrease in revenue, particularly with respect to retail residential and commercial customers, may be due partially to warmer weather during the three months and six months ended March 31, 2008 compared to the same period of 2007.

Margin

Margin increased by $170,095 for the three months ended March 31, 2008 compared to the same period last year. Our margin also increased for the six months ended March 31, 2008 as compared to the same period of 2007. We believe these increases are due to our recent rate case, which permits us to recover a higher rate of return on stockholders' equity than we were permitted in 2007.
Utility Margin	Three Months Ended March 31
	2008	2007

Utility Operating Revenues	$ 10,796,583	$10,734,184
Natural Gas Purchased	6,824,870	6,932,566
Margin	3,971,713	3,801,618
Margin %	36.8%	35.5%
Utility Margin	Six Months Ended March 31
	2008	2007

Utility Operating Revenues	$ 16,425,923	$16,736,252
Natural Gas Purchased	10,082,452	10,334,603
Margin	6,343,471	6,401,649
Margin %	38.7%	38.3%

Looking forward to the remainder of the fiscal year ending September 30, 2008, we anticipate our margin will continue to be higher for the third and fourth quarter as compared to the same period in 2007.

Operating Expenses

Purchased gas expense decreased $107,696 to $6,824,870 in the three months ended March 31, 2008 compared to $6,932,566 in the same period last year due primarily to the lower gas cost. The decrease for the six months ended March 31, 2008 is $252,151 for the same reason. Other operating and maintenance expense decreased in this quarter of 2008 to $2,268,878 compared to $2,653,284 in the same quarter of 2007 due primarily to more efficient operation. This was also the primary factor in the decrease of $466,632 in the six months ended March 31, 2008 compared to the same period last year. Depreciation expense increased to $175,869 in the first quarter of 2008 from $155,667 in 2007 due to increased investment in plant property and equipment. The increase for the six months ended March 31, 2008 of $38,553 over the comparable period last year was also due to increased investment in capital items.

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

During the third quarter of 2007 we concluded a rights offering to our existing shareholders raising approximately $4.6 million (net of expenses). We have already begun using these funds for capital investments. Capital expenditures have historically exceeded $1.0 million annually and will increase significantly due to a mandate in our recently approved rate order to improve our infrastructure. In the past six months we have invested $1.5 in capital investments to improve our infrastructure including upgrading our distribution system through replacing mains and customer service lines.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we had a $6.6 million line of credit during 2007 that increased to $7.0 million in March of 2008. We also negotiated an interest rate reduction of 50 basis points for the line of credit. The amount outstanding under this line on March 31, 2008 was $5.2 million. As security for the line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in and to all natural gas purchases by us utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. We rely heavily on our credit lines to finance gas purchases that we place in storage.

We have $9.6 million in long term debt outstanding. We repaid $207,521 in the first six months of 2008 consistent with the requirements of our debt instruments.

In 2007 we entered in to an asset management agreement with Merrill Lynch Commodities and purchased $3.8 million of gas by the end of September 2007 that was placed into storage. During the first quarter of 2008 we withdrew gas from storage and by March 31, 2008 had $422,000 left in storage.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In March 2008, we refinanced a line of credit and a term loan with local banks in order to increase our credit limit and decrease interest expense. The limit on the line of credit was increased from $6.6 million to $7.0 million. The interest rate on each loan was reduced by 50 basis points from 30 days LIBOR plus 1.85 basis points to 30 days LIBOR plus 1.35 basis points. The initial interest rate on each loan (after refinancing) was 4.46% and will be adjusted monthly. The interest rate (30 day Libor plus 1.35 BP) on this loan and these lines was 4.05 percent at March 31, 2008. This interest rate reduction of 50 basis points for each loan follows reductions we obtained in October 2007 from Prime Rate minus .50% to 30 days LIBOR plus 1.85 basis points for the same loans. We believe we are in compliance with the financial covenants in these debt instruments as of March 31, 2008.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements. It is increasingly important to understand that the application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The most significant principles that impact us are discussed below.

Accounting for Utility Revenue and Cost of Gas Recognition.

We record revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. We do not accrue revenue for gas delivered but not yet billed. We do not currently anticipate adopting unbilled revenue recognition and we do not believe it would have a material impact on our financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust our rates to reflect increases and decreases in the cost of gas. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period. To the extent estimates are inaccurate, a regulatory asset on the balance sheet is increased or decreased.

Accounting for Regulated Operations - Regulatory Assets and Liabilities.

All of our business is subject to regulation. Our regulated utility records the results of its regulated activities in accordance with SFAS No.71, "Accounting for the Effects of Certain Types of Regulation", which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Post-Retirement Benefits.

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, therefore certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements. However, we expect to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in our utility segment in accordance with the applicable NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Form 10-K in addition to:
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

Item 4T - Controls and Procedures

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

We did not become a party to or settle any legal proceedings in the quarter ended March 31, 2008.

Item 1A. Risk Factors.

Please refer to the Company's form 10-K for the year ended September 30, 2007 for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have nothing to report under this item.

Item 3. Defaults Upon Senior Securities.

We have nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders.

We have nothing to report under this item.

Item 5. Other Information.

We have nothing to report under this item.

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

CORNING NATURAL GAS CORPORATION

Date: May 14, 2008 ________________________________________

By Michael I. German, Chief Executive Officer and President

Date: May 14, 2008 ________________________________________

By Firouzeh Sarhangi, Chief Financial Officer and Treasurer