Form 10-Q
period 2008-06-30
CORNING NATURAL GAS CORP
filed 2008-08-07
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File Number 000-00643

CORNING NATURAL GAS CORPORATION

(Exact name of Registrant as specified in its charter)

New York	16-0397420
(State of incorporation)	(I.R.S. Employer Identification No.)

330 West William Street, Corning New York 14830

(Address of principal executive offices) (Zip Code)

(607) 936-3755

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated File [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of Shares outstanding of each of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	809,550
Class	Shares outstanding as of August 14, 2008

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 4T. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Notes to Consolidated Financial Statements

Note A - Basis of Presentation

The information furnished herewith reflects all adjustments, which are in the opinion of management necessary to a fair statement of the results for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

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

In December 2007, FASB issued SFAS No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

Note C - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:
	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$178,529	$203,117	$13,346	$13,579
Interest cost	580,999	560,425	45,056	44,779
Expected return on plan assets	(646,577)	(594,114)	0	0
Amortization of prior service cost	16,203	21,113	32,490	36,561
Amortization of net (gain) loss	297,913	221,601	(30,949)	(32,580)
Net periodic benefit cost	$427,067	$412,142	$59,943	$62,339

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$59,510	$67,706	$4,449	$4,526
Interest cost	193,666	186,808	15,019	14,926
Expected return on plan assets	(215,525)	(198,038)	0	0
Amortization of prior service cost	5,401	7,038	10,830	12,187
Amortization of net (gain) loss	99,304	73,867	(10,317)	(10,859)
Net periodic benefit cost	$142,356	$137,381	$19,981	$20,780

Contributions

The Company expects to contribute $475,000 to its Pension Plan and $57,254 to its other Post Retirement Benefit Plan in fiscal year 2008. A total of $156,584 has been paid for the first nine months of this fiscal year.

Note D - Segment Overview

The following table reflects the results of the segments consistent with the Company's internal financial reporting process for the first nine month of the fiscal year. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.

Utility	Discontinued Operations	
	Gas Company	(2) Appliance	Total Consolidated
Revenue:(1)			
2008	$21,993,119	$0	$21,993,119
2007	21,961,215	40,957	$22,002,172
Transportation Revenue:			
2008	3,432,552	0	3,432,552
2007	3,408,256	0	3,408,256
Net income (loss):(1)			
2008	1,020,004	0	1,020,004
2007	495,975	35,601	531,576
Interest income:(1)			
2008	676,091	0	676,091
2007	253,481	97,241	350,722
Interest expense:(1)			
2008	1,147,685	0	1,147,685
2007	1,110,029	365	1,110,394
Total assets:			
2008	31,879,451	211,927	32,091,378
2007	29,018,220	123,555	29,141,775
Capital Expenditures:			
2008	2,323,681	0	2,323,681
2007	640,554	0	640,554
Federal income tax expense:			
2008	786,110	0	786,110
2007	242,851	18,332	261,183

(1) Before elimination of intercompany interest. Interest income and expense have been displayed in the segment in which it has been earned or incurred. Segment interest expense other than the Gas Company is included within Discontinued Operations in the consolidated statements of income.

(2) The Appliance Co. discontinued operations in September 2003.

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

Note F - Debt Forgiveness

In 2005 the Company had signed a contract with Corning Inc, to make improvements to our Coopers Regulator Station to accommodate Corning Inc. for their gas needs of the new diesel plant facility. Corning Inc. agreed to pay for the entire project except for $300,000. In June of 2008, after negotiations, our responsibility for the entire $300,000 was forgiven and as such was recognized as income.

Note G - Financing Activities

In June 2008, we refinanced a $3.1 million first mortgage and a $1.5 million unsecured senior note. The new agreement is a $6.0 million note with an initial interest rate of 30 days LIBOR plus 1.8% and a maturity date of May 5, 2009. The bank will extend this to a five year term loan with a fixed rate of Bank's Cost of Funds Rate plus 1.8% as soon as we receive approval from the NYSPC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,500 customers through 325 miles of pipeline. Residential growth in our service territory is dependent on overall economic activity. Several significant employers have recently announced expansions, including Corning Inc. and Sytel. The Company's major growth opportunities exist in the industrial market, as well as connecting to local gas production. We continue to focus on improving the efficiency of our operations. We are also in the process of making capital investments to improve our infrastructure including upgrading our distribution system through replacement of distribution mains and customer service lines.

Our key performance indicators are net income, stockholders' equity and the safety of our system.

Results of Operations

For the three months ended June 30, 2008 and the nine months ended June 30, 2008, results improved over the same periods in 2007. Higher earnings in 2008 were primarily the result of a rate increase that went in to effect December 17, 2007 and a reduction in operating and maintenance costs. The other taxes and depreciation expenses were higher due to significant investment in infrastructure.

As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is therefore a precursor of future earnings potential. For the fiscal year to date, stockholders' equity increased by $870,388 due to an increase in retained earnings. We currently plan to continue our focus on building stockholders' equity.

Other indicators that are tracked are the safety and efficiency of our operations. These include leak repair, main and service replacements and customer service metrics. During 2007 we made a significant effort to improve our infrastructure and we are continuing this program in 2008. We repaired 241 leaks and replaced 298 services and 3.53 miles of gas main during the first nine months of fiscal 2008.

For the fiscal year 2008 the Company has already replaced a 12" main at a road crossing on a pipeline that supplies several major customers on the Corning System. For the remainder of 2008 we will be replacing 7 miles of bare steel distribution main and 400 bare steel services. This work will be done by Company and contract labor on 15 different distribution projects chosen based on system condition. In addition to this replacement program we intend to perform minor upgrades to 6 of our System Gate stations, replace approximately 800 meters, replace older sections of major supply lines and replace several outdated vehicles and equipment.

Gas supply is our largest expense. We signed an asset agreement with Merrill Lynch Commodities in 2007 to serve as our agent in managing our upstream storage and pipeline contracts, and that contract expired in March 2008 but has been extended until June 30, 2008. During the second quarter of 2008 we issued a request for proposals for a new asset manager and entered into an agreement with Atmos Energy Marketing, LLC starting July 1, 2008 continuing until March 31, 2010.

Earnings

Earnings increased from a net loss of $77,626 to a gain of $26,937 for the three months ended June 30, 2008 compared to the same period last year. Earnings have increased from $531,576 during the first nine months of fiscal year 2007 to $1,020,004 during the first nine months of fiscal year 2008. We believe both increases are primarily attributable to our rate increase, approved by the NYSPSC, that went into effect in December 2007, and reduced costs. This quarter also includes earnings from debt forgiveness on a loan due to Corning Inc. After negotiations, it was agreed that we would not be required to pay our portion of an old contract for upgrades to our Coopers Regulating Station for Corning Inc.'s diesel plant. We have recognized both the plant addition and income from this new agreement.

Utility operating revenue increased $301,276 in the three months ended June 30, 2008 compared to the same period last year, again due to our rate increase approved by the NYPSC, that went into effect in December 2007, and higher gas cost.

Seasonality

As a natural gas distribution company, our revenue depends upon weather patterns and gas costs. Our increase in revenues was primarily due to an increase in gas cost during the three months ended June 30, 2008 compared to the same period of 2007.

Margin

Margin decreased by $ 53,780 for the three months ended June 30, 2008 compared to the same period last year caused by a large one-time adjustment of GAC and Bath Deferred Revenue accounts in June 2007.

Operating Expenses

Purchased gas expense increased $355,056 to $3,340,023 in the three months ended June 30, 2008 compared to $2,984,967 in the same period last year due primarily to the higher gas cost. The increase for the nine months ended June 30, 2008 is $102,905 for the same reason. Other operating and maintenance expense decreased in this quarter of 2008 to $1,457,600 compared to $1,646,605 in the same quarter of 2007 due primarily to more efficient operation. This was also the primary factor in the decrease of $348,598 in the nine months ended June 30, 2008 compared to the same period last year. Depreciation expense increased to $170,308 in this quarter of 2008 from $156,886 in 2007 due to increased investment in plant property and equipment. The increase for the nine months ended June 30, 2008 of $51,976 over the comparable period last year was also due to increased investment in capital items. Interest expense increased from $335,323 to $495,240. This increase was primarily due to an increase of a 2007 interest deferral of $300,000. Ongoing interest expense decreased from $335,323 to $195,240 in this quarter.

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

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $1.0 million annually and will increase significantly due to an infrastructure investment mandate in our December 2007 rate order. In the past six months we have invested $1.5 million to improve our infrastructure including upgrading our distribution system through replacing mains and customer service lines.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we had a $6.6 million line of credit during 2007 that increased to $7.0 million in March of 2008. We also negotiated an interest rate reduction of 50 basis points for the line of credit. The amount outstanding under this line on June 30, 2008 was $2.8 million. As security for the line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in and to all natural gas purchases by us utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. We rely heavily on our credit lines to finance gas purchases that we place in storage.

We have $4.9 million in long term debt outstanding. We repaid $4,911,162 in the first nine months of 2008 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with M & T Bank to provide for a $6.0 million note for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds will be used to fund construction projects related to furnishing natural gas within the Company's service area. The interest rate on this loan is 30 days LIBOR plus 1.8%, adjusted monthly, with the principal due on May 5, 2009. The Company is petitioning the NYPSC to extend the maturity date of the note to a five year term. Under the terms of the credit agreement, the bank will automatically convert the note to a term loan upon receipt of approval from NYPSC. The fixed rate adjustment would then be M & T Bank's Cost of Funds Rate plus 1.8%.

During the third quarter of 2008 we mainly injected gas into storage and by June 30, 2008, had a balance of $2,991,000 in storage. We have entered into a new asset management arrangement effective July 1, 2008, with Atmos Energy Marketing, LLC.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In March 2008, we refinanced a line of credit and a term loan with local banks in order to increase our credit limit and decrease interest expense. The limit on the line of credit was increased from $6.6 million to $7.0 million. The interest rate on each loan was reduced by 50 basis points from 30 days LIBOR plus 1.85 basis points to 30 days LIBOR plus 1.35 basis points. The initial interest rate on each loan (after refinancing) was 4.46% and will be adjusted monthly. The interest rate (30 day Libor plus 1.35 BP) on this loan and these lines was 3.8075% at June 30, 2008. This interest rate reduction of 50 basis points for each loan follows reductions we obtained in October 2007 from Prime Rate minus .50% to 30 days LIBOR plus 1.85 basis points for the same loans. We believe we are in compliance with the financial covenants in these debt instruments as of June 30, 2008.

Regulatory Matters

On June 23, 2008 the NYPSC issued an order in Case 07-M-0548 Proceeding on Motion of the Commission Regarding an Energy Efficiency Portfolio Standard ("EEPS"). In that order, as amended on July 3, 2008, the NYPSC determined that a Gas System Benefits Charge ("GSBC") should be established for New York gas utilities that have 14,000 customers or more. As such, Corning will be required to establish a GSBC effective October 1, 2008 and collect from its customers $148,647 annually until December 31, 2011. One quarter of the annual amount will be collected in the last quarter of 2008. These funds will be used for NYPSC approved energy efficiency initiatives in the Corning franchise area. The funds collected will be reconciled to energy efficiency expenditures annually. Any over or under collection will be included in the GSBC rate determination for the following year. Corning is required to make tariff changes to establish the GSBC by August 22, 2008 to become effective October 1, 2008, as well as filing a plan with the NYPSC that establishes energy efficiency programs consisted with its order in Case 07-M-0548. The additional revenues collected through the GSBC will not impact income from operations.

Corning has two deferrals on its balance sheet that the Company believes will be addressed by the NYPSC at its August session. In addition, the Company continues to work with commission staff on establishing a Revenue Decoupling Mechanism (RDM). This RDM process was initiated pursuant to a December 2007 rate order. Finally, the Company has a financing petition filed with the commission that would allow the conversion of the short term M & T note to a five year loan. The Company anticipates the commission will act on this petition in the fall.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with the U.S. generally accepted accounting principles.

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e). Our disclosure controls are procedures that are designed to provide reasonable assurance that the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, the Company's implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that adjust as circumstances merit.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective at the reasonable level as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted over the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

We did not become a party to or settle any legal proceedings in the quarter ended June 30, 2008.

Item 1A. Risk Factors.

Please refer to the Company's UC Form 10-K for the year ended September 30, 2007 for disclosure relating to certain risk factors applicable to the Company. The Company has no material changes to the risk factor disclosure contained in its UC Form 10-K,

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1* Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2* Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1* Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS CORPORATION

Date: August 14, 2008 ________________________________________

By Michael I. German, Chief Executive Officer and President

Date: August 14, 2008 ________________________________________

By Firouzeh Sarhangi, Chief Financial Officer and Treasurer