Form 10-K
period 2008-09-30
CORNING NATURAL GAS CORP
filed 2008-12-19
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant (1)　has filed all reports required to be filed by Section　13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)　has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item　405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and a "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 530,934 shares of the Common Stock held by non-affiliates of the Registrant at the $15.90 average of bid and asked prices as of March 31, 2008 was $8,441,850.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2008 - 819,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the twelve month period ended September 30, 2008, and definitive proxy statement relating to the 2009 annual meeting of shareholders are incorporated by reference into Part III hereof.

Information contained in this Form 10-K and the Annual Report to shareholders for fiscal 2008 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations.

Table of Contents

For the Fiscal Year Ended September 30, 2008

PART I

ITEM 1 - BUSINESS

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

Discontinued Operations

In August 2006, the Company completed agreements for the sale or disposal of all remaining Discontinued Operations.

Gas Supply

We have contracted with various sources to provide natural gas to our distribution system. We maintain storage capacity of approximately 586,000 decatherms ("Dth"). We have a contract with Atmos Energy Marketing, LLC to manage our capacity and storage assets. The contract is in place from July 2008 through March 2010.

We have secured the required fixed price and storage gas supply for the 2008-2009 winter season and are managing our forecasting process to assure that we follow our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve our approximately 14,500 customers.

We do not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas drilling is at record levels and domestic reserves and production are increasing. We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas, and continue to receive material inventory from various reliable sources.

Seasonality

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Company's weather normalization clause serves to stabilize net revenue from the effects of unusual temperature variations. The weather normalization clause allows us to adjust customer billings to partially compensate for changes in net revenue caused by weather.

Significant Customers

We have three major customers, Corning Incorporated, New York State Electric & Gas, and Bath Electric, Gas & Water Systems. The loss of any of these customers could have a significant impact on our financial results. We recently extended our principal contract with Corning Inc. through September 30, 2010.

Employees

We had 54 employees as of September 30, 2008 and 51 as of September 30, 2007.

Competition

Historically, the competition in our residential market has been primarily from electricity for cooking, water heating and clothes drying, and to a very small degree, for heating. The price of gas remains low in comparison to that of electricity in our service territory and our competitive position in the residential market continues to be very strong. Over 90 percent of our residential customers heat with gas. Relative to attracting new customers beyond our existing mains, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today.

We face limited competition from oil in the industrial market. We have been able to compete successfully through several mechanisms, including providing customers the option of transporting their own gas. We are able to maintain our profit margin in these situations because our transportation rate is equal to the lowest unit rate of the appropriate rate classification, exclusive of gas costs.

Environmental Regulation

We believe we are in compliance with present federal, state and local provisions relating to the protection of the environment. We do not expect that continued compliance with these requirements will have any material adverse effect on our capital expenditures, earnings and financial position. The Company has no former manufactured gas plant sites (MGP) and is not a party to any environmental proceedings, litigation or complaints.

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

Many of our commercial and industrial customers use natural gas in the production of their products. During economic downturns, these customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of natural gas they require for production. Two of our larger customers have recently announced reductions in work force at local plants. The Company has not seen any meaningful change in billing to large customers to date.

Our earnings may decrease in the event of adverse regulatory actions.

Our operations are subject to the jurisdiction of the New York Public Service Commission (NYPSC). The NYPSC approves the rates that we may charge to our customers. If we are required in a rate proceeding to reduce the rates we charge our customers, or if we are unable to obtain approval for rate relief from the NYPSC, particularly when necessary to cover increased costs, including costs that may be incurred in connection with mandated infrastructure improvements, our earnings would decrease.

Our success depends in large part upon the continued services of a number of significant employees, the loss of which could adversely affect our business, financial condition and results of operation.

Our success depends in large part upon the continued services of our senior executives and other key employees. Although we have entered into an employment agreement with Michael I. German, our president and chief executive officer, he can terminate his agreement on ninety days notice and other significant employees, who have not entered into employment agreements, may terminate their employment at any time. The loss of the services of any significant employee could have a material adverse effect on our business.

Concentration of share ownership among our largest shareholders may prevent other shareholders from influencing significant corporate decisions.

Richard M. Osborne, chairman of the board, and Michael I. German, president and chief executive officer, currently own approximately 30% of our outstanding common stock. As a result, these individuals, if they chose to act together, will have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders.

We will need additional equity or debt financing to meet all of our cash needs.

Although we will have cash resources available for general corporate purposes, we do not generate sufficient cash flows to meet all of our cash needs. Historically, we have made large capital expenditures in order to fund the expansion and upgrading of our distribution system. We have also purchased and will continue to purchase natural gas to store in inventory. The successful continuation of our business will be dependent upon our ability to obtain additional equity or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Additional financing may have unacceptable terms or may not be available at all for reasons relating to:

* limits placed on us by our current lenders in our loan agreements,

*	our future results of operations, financial condition and cash flows,
*	our inability to meet our business plan,
*	Lenders' or investors' perception of, and demand for, securities of natural gas utilities, and
*	conditions of the capital markets in which we may seek to raise funds.

If we cannot raise additional capital on acceptable terms, we may not be able to finance the expansion and upgrading of our distribution system, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements.

The Company's profitability may be adversely affected by increased competition.

We are in a geographical area with a number of interstate pipelines and local production sources. If a major customer decided to connect directly to either an interstate pipeline or a local producer, our earnings and revenues would decrease.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 - PROPERTIES

The Company's headquarters are located at 330 West William Street, Corning, New York. This structure is physically connected to the operations center.

The Company's pipeline system is thoroughly surveyed each year in compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 325 miles of distribution main, 15,000 services, and 86 regulating station, along with various other properties are owned by the Company, except for one short section of 10" gas main that is under long term lease and is used primarily to serve Corning Incorporated. All of the property owned by the Company is adequately insured and is subject to the lien of the Company's first mortgage indenture.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Company's common stock is traded is the Over-the-Counter Bulletin Board, or OTCBB, under the symbol "CNIG". The following table sets forth the high and low closing sale prices as reported on the OTCBB for the Company's common stock for each quarter within the Company's last two fiscal years. Because the Company's stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Company's common stock was 271 at September 30, 2008.

DIVIDENDS

Under the terms of a $4,700,000 senior note issued September 5, 1997, the Company may not declare or pay any dividend, or cause any other payment from retained earnings except to the extent that consolidated tangible net worth of the Company exceeds $2,000,000. Under the 2007 rate order from NYPSC, the Company may not declare or pay annual dividends and/or buy back its stock until the Company can demonstrate it has sufficiently improved its access to the financial market. On September 16, 2008 we filed a petition with the NYPSC to remove the　 restriction on us from paying common stock dividend and repurchasing common stock imposed in Case 07-G-0772. We believe that the commission may act on our request in January, 2009.

ITEM 6 - SELECTED FINANCIAL DATA

	2008	2007	2006	2005	2004
Total assets	$33,786,320	$30,295,666	$27,337,692	$31,881,286	$28,945,311
Long-term debt, less current installments	$9,613,179	$8,295,585	$8,646,842	$9,259,857	$9,670,263
Summary of earnings:					
Utility operating revenue	$25,783,329	$24,495,044	$26,921,164	$22,877,858	$21,995,505
Total operating expenses and taxes	23,622,768	23,819,941	28,512,146	21,177,838	20,660,186
Net utility operating income	2,160,561	478,473	(1,590,982)	1,700,020	1,335,319
Other income	358,903	196,630	205,090	88,083	124,967
Interest expense-regulated	1,513,115	790,569	1,594,678	1,294,782	1,185,000
(Loss) from discontinued operations	0	0	(635,382)	133,209	337,583
Net Income (Loss)	$1,006,349	$259,545	($3,615,952)	$626,530	$612,869
Weighted average number of common shares	814,550	532,137	506,918	506,918	506,918
Earnings per common share	1.24	0.49	(7.13)	1.25	1.22
Dividends paid per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Statistics (unaudited)-					
Gas delivered (MMcf)					
Residential	988	990	945	1,115	1,116
Commercial	223	235	247	270	298
Other utilities	305	291	276	313	340
Transportation deliveries	7,072	7,478	6,388	7,450	6,947
Total deliveries	8,588	8,994	7,856	9,148	8,701
Number of customers-end of period	14,368	14,253	14,345	14,344	14,378
Average Mcf use per residential customer	95	97	91	107	109
Average revenue per residential customer	$1,377.99	$1,345.60	$1,508.42	$1,242.03	$1,167.69
Number of degree days	7,436	7,212	6,882	7,109	6,918
Percent (warmer) colder than average	1%	4.80%	(1%)	3.20%	1.70%
Peak day deliveries (Mcf)	53,532	55,442	50,963	58,327	53,922
Miles of mains	410.6	406	406	404.7	404.3
Investment in gas plant (at cost)	$34,395,538	$30,323,764	$28,480,707	$26,826,478	$25,749,195
Stockholders' equity per share	9.64	8.88	5.22	9.93	9.54

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,500 customers through 400 miles of pipeline in the Corning and Hammondsport, New York areas. The market for natural gas in our residential service territory is saturated with little growth potential. However, growth opportunities do exist in extending our mains to areas currently not served, as well as expansion in to the commercial and industrial markets. For example, our largest customer, Corning Inc., has added additional manufacturing capacity in our service area that has increased our revenue and margins. Corning Inc. has announced another expansion that we expect will further increase our revenue and margins. In addition we believe that revenue and margin growth should occur through increasing connection with local gas production sources. For example, we are completing a new pipeline to Marcellus Shale gas in Pennsylvania that is likely to open up new business opportunities. In addition, we continue to focus on improving the efficiency of our operations. We are also in the process of making capital investments to improve our infrastructure including upgrading our distribution system through replacement of distribution mains and customer service lines.

Our key performance indicators are net income and shareholders' equity.

In 2008, our consolidated earnings were $1,006,349. This was mainly due to operating for the full year under two rate increase orders as well as additional storage carrying cost revenue and recognition of producer's revenue. Effective October 1, 2006, we received an order from the New York Public Service Commission (NYPSC) to increase our rates by $2.7 million. This was the principal reason we returned to profitability in 2007. At the end of 2007 we received another rate increase that positively impacted 2008 earnings. Earnings in 2008 were also positively impacted by a contribution to one of our construction projects of pipeline valued at $649,900.

In 2007, our consolidated earnings were $259,545. Earnings were negatively impacted by residual costs associated with the failed merger with C&T Enterprises, Inc. in 2006 in the amount of $1.0 million. Our results for 2007 were positively impacted by the NYPSC's October 2006 rate order.

During 2006 several events took place that resulted in our sustaining a loss of approximately $3.6 million, including rising natural gas prices that resulted in less use per customer, higher pension and interest costs and the loss of revenue from local production. In addition, in 2006 we incurred a number of extraordinary operating expenses including restructuring expenses (in the amount of $1.9 million which includes legal, investment banking and other expenses associated with the failed merger with C&T Enterprises as well as severance and related costs for our former senior officers, gas cost disallowance in the amount of $1.4 million), the write off of goodwill associated with the sale of our real estate subsidiary, Corning Realty Associates, LLC, in the amount of $729,709 and the expense associated with the Deferred New York State Franchise Tax catch-up reconciliation in the amount of $325,000. Excluding these extraordinary items, we lost $396,801 in 2006. We have excluded certain expenses from our net income (loss) because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance.

As a regulated utility company, shareholders' equity is an important performance indicator for us. The NYPSC allows us to earn a just and reasonable return on shareholders' equity. Shareholders' equity is therefore a precursor of future earnings potential. Shareholders' equity decreased between 2005 and 2006 as a result of the significant loss in 2006. In 2007, shareholders' equity increased by $4.5 million due, in part, to a rights offering to holders of our common stock in which we raised $4.8 million. In 2008 shareholders' equity increased from $7.2 million to $7.9 million due to positive earnings. Going forward, we continue to focus on rebuilding shareholders' equity.

Other performance indicators that we track include leak repair, main and service replacements and customer service metrics. During 2006 we made a significant effort to improve our infrastructure and invested more than $1.6 million in line, meter and service replacement. We repaired 282 leaks and replaced 150 services and three miles of gas main. In 2007, we continued our program to improve infrastructure by investing $1.8 million in system improvements, repairing 234 leaks, and replacing 147 services and two miles of gas main. In 2008 we improved infrastructure by spending $4.0 million in our system to make it more reliable. We also repaired 321 leaks and replaced 513 services and over 6 miles of gas main.

Our customer service group has implemented several changes to positively impact our customers. Beginning in 2007, customers have the option of third party payment of their gas bill through their lending institution. This will accelerate payments by saving customers from having to travel to the office to make payments or mail payments. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of their bill. Our principal customer service metric is the number of customer complaints we receive. In 2008, the NYPSC reported 13 complaints against us. This compares to 29 in 2007 and 62 in 2006.

Earnings

Our continuing operations consist of our utility operations. Corning Realty Associates, LLC sold all of its assets in 2006 for a purchase price of $825,000. The results of our non-utility operations have been classified as discontinued operations for all periods presented in this report. See Note 10 to the accompanying Consolidated Financial Statement of this Form 10-K.

Earnings (loss) on a consolidated basis was as follows:

2008 compared with 2007. We had income of $1.0 million or $1.24 per share, in 2008 compared with $259,545 or $0.49 per share in 2007, an increase of over 288%. The increase in earnings is primarily due to a rate increase that became effective in December 2007, a contribution in aid of construction of pipeline valued at $649,900, a $300,000 loan that was forgiven by Corning Inc., as well as lower interest rates. This was partially offset by a write down of $575,683 of deferred interest, a Gas Adjustment Clause (GAC) reconciliation of $175,553 and realized losses in our investment income of $160,131.

2007 compared with 2006. We had income of $259,545 or $0.49 per share, in 2007 compared to a loss of $3.6, or $7.13 per share, in 2006, an increase of $3.8 million. The increase in earnings is primarily due to a significant reduction in non-recurring expenditures, including a sharp reduction in restructuring expenses from $1.9 million to $1.0 million. Earnings also improved due to a $2.0 million increase in margins from $7.5 million to $9.5 million. Margins increased due to a rate increase authorized by the NYPSC and higher gas usage caused by colder weather. Expenses increased primarily because of an increase in regulatory amortizations ($714,335) and non-cash pension and welfare expenses ($1.1 million).

Revenue

2008 compared with 2007. In 2008 our operating revenue increased $1.3 million, or 5.3%, primarily because of the 2007 rate increase.

2007 compared with 2006. In 2007 our operating revenue decreased $2.4 million, or 9%, primarily because of a decline in gas costs, passed through to our customers from $19.4 million in 2006 to $14.8 million in 2007.

Our operating revenue by segment was:

Our margin increased by $1.4 million to 42.99% of revenue in 2008 compared to 39.3% of revenue in 2007 due primarily to the December 2007 rate increase, the contribution to one of our projects of pipeline valued at $649,900, and colder weather.

Our margin increased by $2.2 million to 39.3% of revenue in 2007 compared to 27.8% of revenue in 2006 due primarily to colder weather and higher rates.

On October 1, 2006, we implemented a rate increase in the amount of $2.7 million that positively impacted revenue and margin. Effective December 12, 2007, the NYPSC granted another rate increase that became effective immediately, which will further improve our margins. Finally, our largest customer, Corning Inc., has added additional manufacturing capacity in our service area that has increased our revenue and margins. Corning Inc. has recently announced another major expansion that we believe will increase our revenue and margin as well as enhance the economic vitality of the area.

Looking forward, we anticipate additional margin growth due to the anticipated rate case that we have filed in 2008 with the NYPSC. Our cost of gas should remain stable because of our access to local production and a more favorable gas supply asset management agreement that we entered into with Atmos Energy Marketing LLC in 2008.

Operating Expenses

2008 compared with 2007. Our operating expenses decreased primarily because of reduction of operating and maintenance cost, from $6.9 million in 2007 to $6.4 million in 2008. Depreciation and amortization expenses increased from $625,498 in 2007 to $694,251 in 2008 because of increased capital expenditures. Our purchase gas costs remained relatively stable.

2007 compared with 2006. Our operating expenses decreased primarily because of falling purchase gas costs, from $19.4 million in 2006 to $14.8 million in 2007. Our average gas costs decreased from $12.57 per thousand cubic feet or mcf in 2006 to $8.11 per mcf in 2007. Other operating and maintenance expenses increased primarily due to higher pension expenses. Depreciation and amortization expenses increased from $539,127 to $1.4 million as a result of 2006 rate case that allowed us to implement a $2.7 million rate increase and increased capital expenditures.

Investment Income

Our investment income decreased by $258,626 to $9,877 in 2008 compared to $268,503 in 2007. This was primarily due to realized losses on a trust fund established to fund post-retirement compensations to certain officers. The fund sustained a realized loss of $24,365 in the third fiscal quarter of this year and additional realized losses of $135,766 in the fourth quarter.

Our investment income increased by $63,413 to $268,503 in 2007 versus $205,090 in 2006. Our investment income increased by $117,007 to $205,090 in 2006 versus $88,083 in 2005. The increase in 2007 was due to changes in interest bearing gas cost reconciliation amounts due from customers as well as realized gains and losses on a trust fund established to fund post-retirement compensations to certain officers.

Effective Tax Rate

Our effective tax rate for the period ending September 30, 2008 decreased to 11.3% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision). This was primarily due to reconciling several years of booked tax to actual federal and New York State taxes paid that resulted in a net benefit to the Company of $318,950. Taxes paid have also been affected by the amount of Net Operating Loss (NOL) carry forward on both federal and state returns and have positively affected our effective tax rates for the periods ending September 30, 2008 and 2007. In 2007, this carry forward resulted in a 5.8% tax benefit instead of a tax expense. In 2006, the 25.85% tax benefit and effective rate was negatively affected by a reconciliation of prior amounts due to New York State Franchise Tax.

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

In 2008 we refinanced our short and long term debts for more favorable rates. We replaced $4.6 million of long term notes in the rate of 8.25% and 9.83% with a $6 million note of 5.96% with Manufacturer and Traders Trust Company, or M&T Bank. We also refinanced and increased our term line of credit to $8.0 million with an interest rate of 1.35 basis points above LIBOR. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, believes that the refinancing with M&T Bank may breach the negative covenants contained in the 1997 note agreement. As a result, Great West claims that the note holders are entitled to share in the security interest the Company has granted to M&T Bank. Great West has not called a default under the 1997 note agreement and is currently in discussion with the Company.

During the third quarter of 2007 we conducted a rights offering pursuant to a May 2006 order of the NYPSC that required us to conduct an equity offering and make various capital investments, The rights offering provided holders of our common stock the right to purchase, at the price of $16.00, one "investment unit" for each share of common stock held. Each investment unit consisted of one share of common stock and one four-year warrant to purchase .7 shares of our common stock at a price of $19.00. The rights offering also provided shareholders with an over subscription privilege whereby any shareholder fully exercising his/her rights under basic subscription privilege would be entitled to subscribe to additional investment units also at $16.00 per unit. Through the rights offering, we raised $4.8 million ($4.6 million net of costs). We used these funds for capital investments.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we had $8 million during 2008 available through lines of credit at local banks, the terms of which are disclosed in Note 6 to the accompanying consolidated financial statements. The amount outstanding under these lines at September 30, 2008 was $6.3 million. As security for our line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. We rely heavily on our credit lines and large portions of them are utilized throughout the entire year.

In 2008 we have $10.6 million in long term debt outstanding. We repaid $775,219 in 2008 consistent with the requirements of our debt instruments.

In 2007 we entered in to an asset management agreement with Merrill Lynch Commodities and purchased $3.8 million of gas by the end of September 2007 that was placed into storage. In 2008 we entered in to a new agreement with Atmos Energy Marketing LLC and have put $5.2 million in to gas storage for the winter season. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2008-2009 winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

Long-term Debt

The fair market value of our long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2008, 2007 and 2006:

2008	2007	2006
Unsecured senior note - 7.9%, due serially with annual payments of $355,000 beginning on September 1, 2006 through 2016 and $795,000 due in 2017	$3,635,000	$3,990,000	$4,345,000
First mortgage bonds - 8.25%, series all due 2018, secured by substantially all utility plant - Paid in Full	-	3,100,000	3,100,000
Unsecured senior note - 9.83%, due serially with annual payments of $100,000 beginning on September 1, 2007 through 2015 and $700,000 due in 2016 - Paid in Full	-	1,500,000	1,600,000
Term Loan - variable rate 1/2 point below prime, monthly installments through August 2010	696,654	1,076,658	1,456,662
Mortgage note - 6.25% monthly installments through 2010 - Paid in Full	-	-	70,217
Note payable - 5.96% with monthly installments through 2013	6,000,000	-	-
M&T Bank - new truck loan	22,023	27,512	-
M&T Bank - excavator & radio equipment	37,320	46,238	-
M&T Bank - backhoe & skidsteer loader	90,525	110,115	-
M&T Bank - used truck loan	9,828	15,783	-
Community Bank - used trucks (5) loan	69,248	-	-
Total long-term debt	$10,560,598	$9,866,306	$10,571,879
Less current installments	947,419	1,570,721	1,925,037
Long-term debt less current installments	$9,613,179	$8,295,585	$8,646,842

Lines of Credit

The Company has lines of credit with local banks to borrow up to $8.0 million on a short-term basis. Borrowings outstanding under these lines were $6.3 million, $4.5 million, and $6.6 million at September 30, 2008, 2007 and 2006, respectively. The maximum amount outstanding during the year ended September 30, 2008, 2007 and 2006 was $6.3 million, $6.6 million and $6.6 million respectively. The lines of credit are unsecured and payable on demand with an interest rate of 3.83563% on September 30, 2008. The interest rate formula was changed to 1.35 basis points above 30 days LIBOR and was in place as of March 20, 2008. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreements and all proceeds of sale thereof and accounts receivable pertaining to such sale. The weighted average interest rates on outstanding borrowings during fiscal 2008, 2007 and 2006 were 4.98%, 8.25%, and 6.49% respectively.

As of September 30, 2008, we believe that cash flow from operating activities, borrowings under our lines of credit and proceeds from the rights offering will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

Interest Rate Risk

Our exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2008, these instruments consisted of a bank credit line of $8 million. The interest rate (prime) on this loan was 3.84% at September 30, 2008. An increase of 1% in the prime rate would increase our interest costs by $80,000.

Regulatory Matters

As a regulated public utility, our earnings are primarily determined by a rate of return set by the NYPSC on the investments in our facilities and equipment (i.e., our rate base). On June 28, 2007 the Company filed a rate case with the NYPSC requesting an increase of $581,038 for rates to become effective June 2008. In November 2007, we amended our June 28, 2007 filing to make the rate case a "mini filing" so that under the NYPSC regulations the Company would be permitted to increase the amount requested to $681,000 and accelerate the effective date of the increase. On December 12, 2007, the NYPSC granted us a 2.5% ($681,000) rate increase effective December 17, 2007. In addition, the NYPSC allowed us to retain $250,000 in revenue from gas producers relevant to producer interconnects with our system. Because the NYPSC imputed $250,000 in revenue from gas producers interconnected with our system in its determination of the $681,000 rate relief, the NYPSC allowed us to retain the first $250,000 of such revenues and 10 percent of any amount above that level.

On June 23, 2008 the NYPSC　issued an order in Case 07-M-0548 Proceeding on Motion of the Commission Regarding an Energy Efficiency Portfolio Standard ("EEPS"). In that order, as amended on July 3, 2008, the NYPSC determined that a Gas System Benefits Charge ("GSBC") should be established for New York gas utilities that have 14,000 customers or more. As such, Corning will be required to establish a GSBC effective October 1, 2008 and collect from its customers $148,647 annually until December 31, 2011. One quarter of the annual amount will be collected in the last quarter of 2008. These funds will be used for NYPSC approved energy efficiency initiatives in the Corning franchise area. The funds collected will be reconciled to energy efficiency expenditures annually. Any over or under collection will be included in the GSBC rate determination for the following year. Corning was required to make tariff changes to establish the GSBC by August 22, 2008 to become effective October 1, 2008, as well as filing a plan with the NYPSC that establishes energy efficiency programs consisted with its order in Case 07-M-0548. A review of Corning's (as well as other New York State utilities) energy efficiency plan is currently being conducted by NYPSC Staff. When that review will be completed is not known at this time. The additional revenues collected through the GSBC will not impact income from operations.

On August 22, 2008 in Case 06-G-1266 the NYPSC approved our request filed on October 16, 2006 for deferral of uncollectible cost in excess of the amount allowed in rates for the fiscal year ended September 30, 2006. The deferral authorization was $271,090. The recovery of this amount will occur over a commission approve recovery plan to be deferred in rate case 08-G-0708. This will have no impact on the Company's earnings.

On August 22, 2008 in Case 06-G-0064 the NYPSC denied our request filed on January 12, 2007 for deferral of interest cost in excess of the amount allowed in rates for the fiscal year ended September 30, 2006. The deferral request was $573,183. The Company on September 14, 2008 petitioned for re-hearing of the Commission decision in Case 06-G-0064 on the grounds that the Commission erred in its conclusion the interest expense was neither incremental nor extraordinary and therefore did not qualify for deferral and recovery under current Commission guidelines. Action by the Commission on the Company's re-hearing request is still pending and is unknown at this time.

On September 16, 2008 we filed a petition with the NYPSC to remove the restriction on Corning from paying common stock dividends and repurchasing common stock imposed in Case 07-G-0772. We believe that the Commission may act on its request in January 2009.

On September 17, 2008 in Case 08-G-0708 the NYPSC approved our petition to issue long term indebtedness in the principal amount of $6,000,000 for the purpose of refunding existing obligations and financing new construction.

On September 24, 2008, we filed a rate case with the NYPSC requesting the approval of a rate increase of approximately 7% in 2009. As an alternative to the rate case increase, we offered to recover the cost of incremental investment via a surcharge. We intend to use the proposed rate increase to continue its improvement program which includes the replacement of miles of gas pipeline. We are also pursuing additional connections to local gas producers and storage in an effort to reduce the cost of gas to our customers.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2008, these instruments consisted of bank credit line borrowings outstanding of $6,322,974. The interest rate (1.35 basis points above 30 days LIBOR) on this line was 3.84% during September 2008. The annual impact of a 1% rate increase would be $80,000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Reports of Rotenberg & Co. LLP, Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Balance Sheets as September 30, 2008 and 2007

Statements of Income for the years ended September 30, 2008, 2007 and 2006

Statements of Stockholders' Equity for the years ended September 30, 2008, 2007 and 2006

Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2008.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Conduct adopted by our Company's Board of Directors, applicable to all Company Directors and all officers and employees of our company.

The Audit Committee of our Company's Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee's Report will be reported in the Proxy Statement issued in connection with the Company's 2009 Annual Meeting of Shareholders.

The Company's management, including the Company's chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting, Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B - OTHER INFORMATION

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 2009 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics." The Proxy Statement will be filed with the SEC prior to January 28, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Shareholders" and "Equity Compensation Plan Information" at September 30, 2008" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained under the caption "Audit Committee Report - Principal Accountant Fees and Services" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2009.

PART III

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

3.1	The Company's Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated September 26, 2007
3.2	Second Amended and Restated By-Laws of the Company (incorporated by reference to Annex D to the Company's Definitive Proxy Statement filed on April 24, 2007 with the Securities and Exchange Commission)
4.1	The Company's Stock Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement filed on April 24, 2007 with the Securities and Exchange Commission)
4.2	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 of the Company's amendment to Registration Statement on Form S-3/A filed on July 12, 2007 with the Securities and Exchange Commission)
4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company's amendment to Registration Statement on Form S-3/A filed on July 12, 2007 with the Securities and Exchange Commission)
4.4	Warrant Agreement between the Company and Registrar and Transfer Company, as Warrant Agent, dated as of July 13, 2007 (incorporated by reference to Exhibit 4.3 of the Company's amendment to Registration Statement on Form S-3/A filed on July 12, 2007 with the Securities and Exchange Commission)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated November 30, 2006)
10.2*	Consulting, Confidentiality, and Non-Competition Agreement dated November 30, 2006, between the Company and Thomas K. Barry (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 30, 2006)
10.3*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Thomas K. Barry (incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K dated August 14, 2006)
10.4*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K dated August 14, 2006)

** Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

Date: December 18, 2008	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For Years Ended September 30, 2008, 2007, and 2006

	2008	2007	2006
Cash flows from operating activities:			
Net income	$1,006,349	$259,545	($3,615,952)
Adjustments to reconcile net income to net cash used in operating activities:			
Depreciation and amortization	694,251	625,498	517,123
Unamortized debt issuance cost	24,006	24,006	18,063
Loss (Gain) on sale of marketable securities	(44,345)	(157,367)	(246,229)
Deferred income taxes	(404,802)	(60,733)	279,106
Bad debt expense	294,837	234,737	25,396
(Gain) loss on sale of discontinued operations	-	-	984,550
Changes in assets and liabilities:			
(Increase) decrease in:			
Accounts receivable	320,190	141,664	(402,108)
Gas stored underground	(1,367,108)	(3,823,451)	3,734,795
Materials and supplies inventories	(71,480)	(139,271)	(71,326)
Prepaid expenses	61,756	(1,114)	(58,166)
Unrecovered gas costs	338,149	(273,243)	698,531
Deferred regulatory costs	934,701	(197,392)	-
Deferred pension and other	-	202,448	192,158
Other	(5,997)	86,127	955,093
Increase (decrease) in:			
Accounts payable	(92,351)	843,281	1,063,801
Accrued expenses	(12,384)	(122,187)	439,498
Deferred Compensation	10,247	13,558	246,721
Deferred pension costs & post-retirement benefits	1,227,238	305,663	(1,809,454)
Other liabilities and deferred credits	161,912	(322,264)	(187,903)
Net cash (used in) provided by operating activities	2,513,972	(2,297,714)	2,837,101
Cash flows from investing activities:			
Purchase of securities available-for-sale	(3,666,053)	(956,200)	(406,580)
Sale of securities available-for-sale	2,841,363	1,847,021	431,037
Capital expenditures	(4,174,163)	(1,732,767)	(1,654,229)
Cash received from sale of discontinued operations	-	-	908,113
Net cash (used in) provided by investing activities	(4,998,853)	(841,946)	(721,659)
Cash flows from financing activities:			
Proceeds under lines-of-credit	18,065,225	11,728,908	7,937,919
Repayments under lines-of credit	(16,257,251)	(13,763,908)	(7,987,919)
Debt Issuance Cost Expense	(106,999)	-	-
Cash received from sale of stock	75,000	4,711,402	-
Proceeds under long-term debt	694,292	206,251	-
Repayment of long-term debt	-	(898,449)	(1,150,409)
Net cash (used in) provided by financing activities	2,470,267	1,984,204	(1,200,409)
Net (decrease) increase in cash	(14,614)	(1,155,456)	915,033
Cash and cash equivalents at beginning of period	14,614	1,170,070	255,037
Cash and cash equivalents at end of period	$0	$14,614	$1,170,070
Supplemental disclosures of cash flow information:			
Cash paid during the period for:			
Interest	$1,047,405	$764,895	$1,216,278
Income taxes	$6,182	$6,000	$3,000
Non-cash investment activities-retirement of assets	$102,389	-	-

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements for the Years Ended September 30, 2008, 2007 and 2006

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

(a) Principles of Consolidation and Presentation

The consolidated financial statements include the Company and its wholly owned subsidiary, the Corning Natural Gas Appliance Corporation. The Corning Natural Gas Appliance Corporation owned two businesses, which were sold in August 2006, which have been established as New York State limited liability subsidiary companies, as follows: Corning Realty Associates, LLC and Corning Mortgage, LLC. Hereinafter the Appliance Corporation and its limited liability subsidiary companies are collectively referred to as "Appliance Corporation". All significant inter-company accounts and transactions have been eliminated in consolidation. The results of the Appliance Corporation are reported separately as discontinued operations in the consolidated statements of income. Shared expenses are allocated to the Appliance Corporation.

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

(f) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property was 2.1% in 2008, 2.2% in 2007, and 2.3% in 2006. At the time utility properties are retired, the original cost plus costs of removal less salvage are charged to accumulated depreciation.

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

(h) Marketable Securities

Marketable securities, which are intended to fund the Company's deferred compensation plan, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders' equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss portion, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management's analysis of available market research. In 2008, 2007 and 2006, the Company sold equity securities for gains (losses) of ($140,675), $258,700, and $246,200 respectively.

A summary of the marketable securities at September 30, 2008, 2007 and 2006 is as follows:

Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
2008				
Cash and Equivalents	$178,948	-	-	$178,948
Metlife Stock Value	51,185	-	-	51,185
Government and Agency Issues	154,646	3,978	-	158,624
Corporate Bonds	619,124	-	17,951	601,173
Mutual Funds	25,092	-	8,202	16,890
Equity Securities	1,368,190	-	20,807	1,347,383
Foreign Assets	3,886	11,732	-	15,618
Total Securities	$2,401,071	$15,710	$46,960	$2,369,821
2007				
Cash and Equivalents	$80,306	$ -	$ -	$80,306
Government and Agency Issues	323,931	5,749	-	329,680
Corporate Bonds	370,127	-	14,416	355,711
Mutual Funds	17,537	12,353	-	29,890
Equity Securities	878,073	217,251	-	1,095,324
Foreign Assets	5,829	25,671	-	31,500
Total Securities	$1,675,803	$261,024	$14,416	$1,922,411
2006				
Cash and Equivalents	$308,605	$ -	$ -	$308,605
Government and Agency Issues	631,704	5,370	-	637,074
Corporate Bonds	308,387	-	10,235	298,152
Mutual Funds	43,844	4,541	-	48,385
Equity Securities	1,091,367	216,396	-	1,307,763
Foreign Assets	22,185	39,845	-	62,030
Total Securities	$2,406,092	$266,152	$10,235	$2,662,009
2005				
Cash and Equivalents	$125,779	$ -	$ -	$125,779
Government and Agency Issues	583,158	-	163	582,995
Corporate Bonds	320,669	-	11,777	308,893
Other Fixed Income	97,218	-	4,530	92,688
Equity Securities	1,114,167	172,917	-	1,287,084
Foreign Assets	27,662	6,158	-	42,799
Total Securities	$2,268,653	$179,075	$16,470	$2,440,237

(i) Discontinued Operations

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

(m) Accounting for Impairment

Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under SFAS No. 144 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 144 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2008, 2007, and 2006.

(n) New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No.　161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.　133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November　15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

(o) Revenue Taxes

The Company collects state revenue taxes on a gross basis. The amount included in Utility Operating Revenue and Taxes other than Federal Income Taxes was $113,120, $77,357, and $128,463 in 2008, 2007, and 2006 respectively.

(p) Stock Based Compensation

The Company accounts for stock based awards in accordance with SFAS No. 123(R). During fiscal 2008, the Company granted 94,000 options. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The weighted average fair value of options granted during 2008 was $5.85 with an aggregate value of $549,900.

There were no dividends. Forfeitures are recognized as they occur.

(q) Earnings Per Common Share

Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options and warrants. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options and warrants as determined using the Treasury Stock Method. Stock options and warrants that are antidilutive are excluded from the calculation of diluted earnings per common share. For 2007 and 2008, 211,842 warrants were excluded as being antidilutive. For 2006, no stock options or warrants were excluded as being antidilutive.

(r) Debt Forgiveness

In 2005 the Company had signed a contract with Corning Inc. to make improvements to our Coopers Regulator Station to accommodate Corning Inc. for their gas needs of the new diesel plant facility. Corning Inc. agreed to pay for the entire project except for $300,000. In June of 2008, after negotiations, our responsibility for the entire $300,000 was forgiven and as such was recognized as income.

(s) Other Matters

The former Chairman of the Company has filed suit against the Company in the Western District of New York relative to certain post-retirement benefits. We have reserved $236,700 to cover the benefits related to the surrender of a key man life insurance policy while this matter is in litigation.

(2) Information About Operating Segments

The Company's reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Corning Natural Gas Corporation (the Gas Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Appliance Corporation, Corning Realty and Corning Mortgage have discontinued operations as discussed in Note 10.

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(1) The Appliance Corporation discontinued operations in September 2003.

The Company presents revenue, net income and interest income for the Appliance Corporation in 2006 due to deferred revenue on the installment sale of these assets.

(2) Corning Realty and Corning Mortgage discontinued operations in August 2006.

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

Below is a summarization of the Company's regulatory assets as of September 30, 2008, 2007 and 2006:

Unrecovered gas costs. These costs are recoverable over future years and arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1).

The Company expects that regulatory assets other than deferred unrecovered gas costs will be fully recoverable from customers by the end of its next rate case.

Although the Company recovers the cost of its regulatory assets, it does not earn a return on them.

(5) Long-term Debt

The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2008, 2007 and 2006:

2008	2007	2006
Unsecured senior note - 7.9%, due serially with annual payments of $355,000 beginning on September 1, 2006 through 2016 and $795,000 due in 2017	$3,635,000	$3,990,000	$4,345,000
First mortgage bonds - 8.25%, series all due 2018, secured by substantially all utility plant - Paid in Full	-	3,100,000	3,100,000
Unsecured senior note - 9.83%, due serially with annual payments of $100,000 beginning on September 1, 2007 through 2015 and $700,000 due in 2016 - Paid in Full	-	1,500,000	1,600,000
Term Loan - variable rate 1/2 point below prime, monthly installments through August 2010	696,654	1,076,658	1,456,662
Mortgage note - 6.25% monthly installments through 2010 - Paid in Full	-	-	70,217
Note payable - 5.96% with monthly installments through 2013	6,000,000	-	-
M&T Bank - new truck loan	22,023	27,512	-
M&T Bank - excavator & radio equipment	37,320	46,238	-
M&T Bank - backhoe & skidsteer loader	90,525	110,115	-
M&T Bank - used truck loan	9,828	15,783	-
Community Bank - used trucks (5) loan	69,248	-	-
Total long-term debt	$10,560,598	$9,866,306	$10,571,879
Less current installments	947,419	1,570,721	1,925,037
Long-term debt less current installments	$9,613,179	$8,295,585	$8,646,842

(6) Lines of Credit

The Company has lines of credit with local banks to borrow up to $8,000,000 on a short-term basis. Borrowings outstanding under these lines were $6,322,974, $4,515,000, and $6,550,000 at September 30, 2008, 2007 and 2006, respectively. The maximum amount outstanding during the year ended September 30, 2008, 2007 and 2006 was $6,322,974, $6,600,000 and $6,600,000 respectively. The lines of credit are unsecured and payable on demand with an interest rate of 3.83563% on September 30, 2008. The interest rate formula was changed to 1.35 basis points above 30 days LIBOR and was in place as of March 20th of 2008. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, the lender has a purchase money interest in and to all natural gas purchases by debtor utilizing funds advanced by the bank under the line-of-credit agreements and all proceeds of sale thereof and accounts receivable pertaining to such sale. The weighted average interest rates on outstanding borrowings during fiscal 2008, 2007 and 2006 were 4.98%, 8.25%, and 6.49% respectively.

(7) Income Taxes

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

The Company has net operating loss carryforwards available of approximately $4,500,000 as of September 30, 2008 that begin to expire at the end of 2019.

(8) Pension and Other Post-retirement Benefit Plans

In 1997, the Company established a trust to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,318,636 (plus $51,185 in additional stock), $1,922,411, and $2,662,009 at September 30, 2008, 2007 and 2006, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $2,181,212, $2,170,965, and $2,157,407 at September 30, 2008, 2007 and 2006, respectively. The assets of the trust are available to general creditors in the event of insolvency.

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

The following table shows reconciliations of the Company's pension and post-retirement plan benefits as of September 30:

Pension Benefits			Post-retirement Benefits		
	2008	2007	2006	2008	2007	2006
Change in benefit obligations:						
Benefit obligation at beginning of year	12,761,293	12,290,456	13,710,180	989,829	982,887	1,171,033
Service cost	238,039	270,822	403,538	17,795	18,105	31,223
Interest cost	774,665	747,233	671,644	60,075	59,705	57,266
Participant contributions	0	0	0	106,922	93,227	86,314
Actuarial (gain) loss	(526,353)	194,463	(1,901,418)	333,959	(21,701)	(230,106)
Benefits paid	(766,392)	(741,681)	(593,488)	(158,764)	(142,394)	(132,843)
Benefit obligation at end of year	12,481,252	12,761,293	12,290,456	1,349,816	989,829	982,887
Change in plan assets:						
Fair value of plan assets at beginning of year	10,905,432	9,768,612	9,251,719	-	-	-
Actual return on plan assets	(549,962)	942,484	564,544	-	-	-
Company contributions	274,408	936,017	545,837	51,842	49,167	46,529
Participant contributions	0	0	0	106,922	93,227	86,314
Benefits paid	(766,392)	(741,681)	(593,488)	(158,764)	(142,394)	(132,843)
Fair value of plan assets at end of year	9,863,486	10,905,432	9,768,612	-	-	-
Funded status	(2,617,766)	(1,855,861)	(2,521,844)	(1,349,816)	(989,829)	(982,887)
Unrecognized net actuarial loss	1,811,406	1,375,588	1,626,100	(37,433)	(412,658)	(434,397)
Unrecognized PSC adjustment	-	10,082	50,417	-	-	-
Unrecognized prior service cost	117,996	139,600	167,751	-	-	5,428
Unrecognized net transition (obligation)	-	(9,876)	(49,386)	219,830	263,150	306,470
Additional minimum liability	-	(441,329)	(675,456)	-	-	-
(Accrued) benefit cost	(662,355)	(781,796)	(1,402,418)	(1,167,419)	(1,139,337)	(1,105,386)
Accrued contribution	26,009	73,742	565,226	-	-	-

Amounts Recognized in the Balance Sheets Consist of:						
(Accrued) pension cost of as beginning of fiscal year	(781,796)	(1,402,418)	(3,023,498)	(1,139,337)	(1,105,386)	(1,037,380)
Pension (cost)	(746,555)	(569,423)	(812,065)	(79,924)	(83,118)	(114,535)
Contributions	173,793	463,434	678,271	-	-	-
Change in receivable contribution	250,874	492,484	(132,434)	-	-	-
Net benefits paid	-	-	-	51,842	49,167	46,529
Change in additional minimum liability	441,329	234,127	1,887,308	-	-	-
(Accrued) pension cost as of end of fiscal year	(662,355)	(781,796)	(1,402,418)	(1,167,419)	(1,139,337)	(1,105,386)

For measurement purposes, a 12% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2008. The rate is assumed to decrease gradually to 5% by the year 2012 and remain at that level thereafter. A 1% increase in the actual health care cost trend would result in approximately a 4.1% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.1% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.6% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.6% decrease in the accumulated post-retirement benefit obligation.

Pension Benefits			Post-retirement Benefits		
	2008	2007	2006	2008	2007	2006
Components of net period Benefit cost (benefit):						
Service Cost	238,039	270,822	403,538	17,795	18,105	31,223
Interest Cost	774,665	747,233	671,644	60,075	59,705	57,266
Expected return on plan assets	(862,102)	(792,152)	(745,084)	-	-	-
Amortization of prior service	21,604	28,151	40,370	-	5,428	5,425
Amortization of transition obligation	(9,876)	(39,510)	(39,510)	43,320	43,320	43,320
Amortization of PSC adjustment	10,082	40,335	40,335	-	-	-
Amortization of unrecognized actuarial loss (gain)	397,011	294,643	440,772	(41,266)	(43,440)	(22,699)
Net periodic benefit cost (benefit)	569,423	549,522	812,065	79,924	83,118	114,535
Amounts Recognized in the Balance Sheet Consists of:						
Prepaid (Accrued) Benefit Liability	(2,617,766)	(1,855,861)	1,146,934	(1,349,816)	(989,829)	(1,323,243)
Prior Period Adjustment	-	-	(273,594)	-	-	-
Regulatory Adjustments	-	-	(2,143,324)	-	-	217,857
Change in Receivable Contribution	-	-	(132,434)	-	-	-
Net Amount Recognized at End of Period	(2,617,766)	(1,855,861)	(1,402,418)	(1,349,816)	(989,829)	(1,105,386)
Weighted average assumptions used to determine net period cost at September 30:						
Discount Rate	6.25%	6.25%	6.25%	6.75%	6.25%	5.00%
Expected Return on Assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%

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

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Company's most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $730,000, $777,858 and $368,542 for the years ended September 30, 2008, 2007 and 2006 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal $1,978,701, $1,562,301, and $2,143,324 as of September 30, 2008, 2007 and 2006 respectively.

The NYPSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company's rate case filings and financial reporting period, a regulatory receivable (liability) of $24,911, ($41,020) and $45,977 has been recognized at September 30, 2008, 2007 and 2006 respectively.

The Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the "Savings Plan"). All employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Company will match one-half of the participant's contribution up to a total of 2% of the participant's wages for the period December 29, 2005 through October 29, 2006, 50% of the participant's contribution up to a total of 4% of the participant's wages for the period October 30, 2006 through November 04, 2007, and 50% of the participant's contribution up to a total of 6% of the participant's wages for the period through September 30, 2008. The plan is subject to the federal limitation. The Company contribution to the plan was $62,280 in 2008, $49,976 in 2007 and $42,850 in 2006.

In September 2006, the FASB issued SFAS 158, an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R. SFAS 158 requires that companies recognize a net liability or asset to report the under funded or over funded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets, as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plants assets and obligations that determine its funded status be measured as of the end of Company's fiscal year, with limited exceptions. Under SFAS 158, certain previously unrecognized actuarial gains and losses and previously unrecognized prior service costs for both the pension and other post-retirement benefit plans as well as a previously unrecognized transition obligation for the other post-retirement benefit plan are required to be recognized. These amounts were not required to be recorded on the Company's Consolidated Balance Sheet before the adoption of SFAS 158, but were instead amortized over a period of time. In accordance with SFAS 158, the Company initially recognized the funded status of its benefit plans and implemented the disclosure requirements of SFAS 158 at September 30, 2007. The requirement to measure the plan assets and benefit obligations as of the Company's fiscal year-end date will be adopted by the Company by the end of fiscal 2009. Currently, the Company measures its plan assets and benefit obligations using a June 30th measurement date. The incremental effects of adopting the provisions of SFAS 158 on the Company's Consolidated Balance Sheet at September 30, 2007 are presented in the table below:

(9) Stock Options

On November 5, 2007, the Board of Directors granted stock options totaling 75,000 shares. 25,000 of the stock options are vested immediately and 25,000 additional options vest on each of the 1st and 2nd anniversary of the grant date. On September 23, 2008, the Board of Directors approved performance based stock options totaling 19,000 shares to be vested on the 1st anniversary of the grant date.

A summary of all stock option activity and information related to all options outstanding follows:

An additional 5,000 shares were exercised in October 2008 as part of the total of 25,000 shares vested as of November 5, 2007.

During the third quarter of 2007 we conducted a rights offering pursuant to a May 2006 order of the NYPSC that required us to conduct an equity offering and make various capital investments, The rights offering provided holders of our common stock with the right to purchase, at the price of $16.00, one "investment unit" for each share of common stock held. Each investment unit consisted of one share of common stock and one four-year warrant to purchase .7 shares of our common stock at a price of $19.00. The rights offering resulted in warrants being issued for 211,842 shares.

(10) Commitments

The Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The Company maintains storage capacity of approximately 586,000 Dth. In 2008 we entered in to an asset management agreement with Atmos Energy Marketing, LLC and purchased $5.2 million of gas by the end of September 2008 that was placed into storage. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2008-2009 winter season.

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

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
SUMMARY OF FINANCIAL AND OPERATING STATISTICS

	2008	2007	2006	2005	2004
Total assets	$33,786,320	$30,295,666	$27,337,692	$31,881,286	$28,945,311
Long-term debt, less current installments	$9,613,179	$8,295,585	$8,646,842	$9,259,857	$9,670,263
Summary of earnings:					
Utility operating revenue	$25,783,329	$24,495,044	$26,921,164	$22,877,858	$21,995,505
Total operating expenses and taxes	23,622,768	23,819,941	28,512,146	21,177,838	20,660,186
Net utility operating income	2,160,561	478,473	(1,590,982)	1,700,020	1,335,319
Other income	358,903	375,011	205,090	88,083	124,967
Interest expense-regulated	1,513,115	790,569	1,594,678	1,294,782	1,185,000
Loss from discontinued operations	0	0	(635,382)	133,209	337,583
Net Income (Loss)	$1,006,349	$259,545	($3,615,952)	$626,530	$612,869
Weighted average number of common shares	814,550	532,137	506,918	506,918	506,918
Earnings per common share	1.24	0.49	(7.13)	1.25	1.22
Statistics (unaudited)-					
Gas delivered (MMcf)					
Residential	988	990	945	1,115	1,116
Commercial	223	235	247	270	298
Other utilities	305	291	276	313	340
Transportation deliveries	7,072	7,478	6,388	7,450	6,947
Total deliveries	8,588	8,994	7,856	9,148	8,701
Number of customers-end of period	14,368	14,253	14,345	14,344	14,378
Average Mcf use per residential customer	95	97	91	107	109
Average revenue per residential customer	$1,377.99	$1,345.60	$1,508.42	$1,242.03	$1,167.69
Number of degree days	7,436	7,212	6,882	7,109	6,918
Percent (warmer) colder than avgerage	1%	4.80%	(1%)	3.20%	1.70%
Peak day deliveries (Mcf)	53,532	55,442	50,963	58,327	53,922
Miles of mains	410.6	406	406	404.7	404.3
Investment in gas plant (at cost)	$34,395,538	$30,323,764	$28,480,707	$26,826,478	$25,749,195
Stockholders' equity per share	9.64	8.88	5.22	9.93	9.54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Corning Natural Gas Corporation and Subsidiary Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Corporation and Subsidiary as of September 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2008. Coming Natural Gas Corporation and Subsidiary's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corning Natural Gas Corporation and Subsidiary as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.