Form 10-K/A
period 2008-09-30
CORNING NATURAL GAS CORP
filed 2009-01-28
CIK 24751

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

Large accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company.    Yes ☐  No ☑

The aggregate market value of the 530,934 shares of the Common Stock held by non-affiliates of the Registrant at the $15.90 average of bid and asked prices as of March 31, 2008 was $8,441,850.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2008 - 819,550.

Explanation of Amendment

Corning Natural Gas Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended September 30, 2008 (the “Annual Report”) that was filed with the Securities and Exchange Commission on December 18, 2008 for the purpose of including the following portions of Corning’s Annual Report that were incorporated by reference:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the December 18, 2008 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors.  The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below.

Name	Age	Position	Director Since

Henry B. Cook, Jr.	61	Director	2007
Michael I. German	58	Chief Executive Officer, President and Director	2006
Ted W. Gibson	66	Director	2006
Richard M. Osborne	63	Chairman of the Board and Director	2006
Stephen G. Rigo	62	Director	2007
Thomas J. Smith	64	Director	2006
George J. Welch	63	Director	2007

Henry B. Cook, Jr. has served as a director since May 2007.  He is the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, an importer of heavy duty truck parts.  He is not related to Matthew J. Cook, our vice president – operations.

Michael I. German has served as our chief executive officer, president and director since December 2006. Prior to joining Corning, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts.  From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly-held energy services and delivery company, including president of several utilities.

Richard M. Osborne is our chairman of the board of directors and has served as a director since November 2006.  Mr. Osborne is president and chief executive officer of OsAir, Inc., a company he founded in 1963, which operates as a property developer and manufacturer of industrial gases for pipeline delivery, and chairman of each of Northeast Ohio Natural Gas Corporation and Orwell Natural Gas Company, natural gas distribution companies on Mentor, Ohio.  He also serves as chairman of the board, chief executive officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company, and Energy West Incorporated, a publicly-held natural gas utility and a director of PVF Capital Corp., the publicly-held holding company for Park View Federal Savings Bank, a federal stock savings bank located in Solon, Ohio.

Ted W. Gibson has been a director since November 2006.  He serves as the chief executive officer of Classic City Mechanical, an underground utility business.  Mr. Gibson is also a corrosion specialist in the National Association of Corrosion Engineers and a graduate of the Georgia Institute of Technology – Mechanical Engineer.  Mr. Gibson previously served as Captain in the Marine Corps.

Stephen G. Rigo has served as a director since May 2007.  He is executive vice president of two Ohio regulated intrastate gas pipeline companies, Orwell-Trumbell Pipeline Co., LLC and Cobra Pipeline Co., Ltd., and is an officer of three unregulated natural gas marketing companies, a natural gas storage business and a natural gas exploration and production company.  Mr. Rigo’s responsibilities include new business acquisitions, commodity pricing and purchasing, management of regulatory affairs, and corporate administration.  His business career spans over 25 years in the energy industry including upper management positions with The Standard Oil Company and BP America.

Thomas J. Smith has served as a director since December 2006.  Mr. Smith has served as vice president and chief financial officer of Energy West Incorporated, a publicly-held natural gas utility, since November 2007 and was interim president of Energy West from August 2007 until November 2007.  Mr. Smith is also a director of Energy West.  Since 2003, Mr. Smith has served as president, treasurer and secretary of Orwell Natural Gas Company and Northeast Ohio Natural Gas Corporation, local natural gas distribution companies located in Mentor, Ohio.  From 1998 through 2006, Mr. Smith was president and chief operating officer of John D. Oil and Gas Company, a publicly-held oil and gas exploration company.  Mr. Smith remains a director of John D. Oil and Gas.

George J. Welch has served as a director since May 2007. He is a partner in the law firm of Welch & Zink in Corning, New York.  Mr. Welch’s practice concentrates on business transactions and real estate. He is currently an active director and member of many community organizations, including a local economic development organization, a community foundation and PaneLogic, Inc., a provider of control system integration services.

Executive Officers.  The names, ages, positions and certain other information concerning our current executive officers and significant employees is set forth below.

Name	Age	Position

Michael I. German*	58	Chief Executive Officer, President and Director
Firouzeh Sarhangi	50	Chief Financial Officer and Treasurer
Stanley G. Sleve	59	Vice President – Administration and Corporate Secretary
Matthew J. Cook	47	Vice President – Operations
Russell S. Miller	46	Director of Gas Supply and Marketing
______________
* Biographical information for Mr. German can be found under “Board of Directors.”

Firouzeh Sarhangi was appointed as chief financial officer and treasurer of Corning in 2006. From February 2004 until her appointment as CFO, she served as vice president – finance of Corning.   Previously, she was president of Corning’s Tax Center International (TCI) subsidiary, a company she founded and operated until Corning purchased TCI in 1998. Ms. Sarhangi has twenty-four years of public accounting experience.

Stanley G. Sleve serves as our vice president – administration and corporate secretary.  He joined Corning in January 1998 and has overseen a variety of corporate operations.  He is currently responsible for customer service, facilities management, human resources, information technology and community relations.

Matthew J. Cook joined Corning in February 2008 as vice president – operations. Mr. Cook has 14 years of  natural gas utility experience.  From 2000 until joining Corning, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various position including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer of New York State Electric and Gas.  He is not related to our director, Henry B. Cook, Jr.

Russell S. Miller rejoined Corning as our director of gas supply and marketing in June 2008.  From 1987 through 2004 he was employed by us in various positions including vice president – operations, gas supply manager and mapping technician. From 2006 until rejoining Corning, he was employed by International Business Machines Corp., or IBM, as energy distribution manager where he managed a team of energy buyers.  From 2004 through 2006, he was employed as an industrial account manager for Sprague Energy Corp. located in Portsmouth, New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of our common stock.  Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file.  In the last fiscal year, Matthew Cook did not timely file a Form 3 upon his appointment as our vice president of operations.  Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all other Section 16(a) filing requirements were met in the last fiscal year.

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

Audit Committee Report. In accordance with its written charter that was approved and adopted by our board, our audit committee assists the board in fulfilling its responsibility of overseeing the quality and integrity of our accounting, auditing and financial reporting practices.  A copy of the audit committee charter is available on our website at www.corninggas.com.  The audit committee is directly responsible for the appointment of Corning’s independent public accounting firm and is charged with reviewing and approving all services performed for us by the independent accounting firm and for reviewing the accounting firm’s fees.  The audit committee reviews the independent accounting firm’s internal quality control procedures, reviews all relationships between the independent accounting firm and Corning in order to assess the accounting firm’s independence, and monitors compliance with our policy regarding non-audit services, if any, rendered by the independent accounting firm.  In addition, the audit committee ensures the regular rotation of the lead audit partner.  The audit committee reviews management’s programs to monitor compliance with our policies on business ethics and risk management.

The audit committee is comprised of Mr. Smith, the committee’s chairman, Mr. Cook, Mr. Rigo and Mr. Welch.  The committee met six times in the last fiscal year.  Mr. Smith, Mr. Cook, Mr. Rigo and Mr. Welch are “independent directors” as defined in the New York Stock Exchange listing standards.  In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Smith meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as the chief financial officer of Energy West, Incorporated, a publicly-held company.  The audit committee reviews and reassesses its charter as needed from time to time and will obtain the approval of the board for any proposed changes to its charter.

The audit committee oversees management’s implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure.  In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the audited financial statements with management and Rotenberg & Co. LLP, our independent accounting firm.  The audit committee also discussed with Rotenberg & Co. the matters required by Statement on Auditing Standards No. 61, “Communication with Audit Committees.”  The audit committee reviewed with Rotenberg & Co., which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from our independent accounting firm a formal written statement describing all relationships between the independent accounting firm and us that might bear on the accounting firm’s independence consistent with Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and discussed with the accounting firm any relationships that may impact its objectivity and independence.  In considering the accounting firm’s independence, the audit committee also considered whether the non-audit services performed by the accounting firm on our behalf were compatible with maintaining the independence of the accounting firm.

In reliance upon (1) the audit committee’s reviews and discussions with management and Rotenberg & Co., (2) management’s assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Rotenberg & Co., dated December 11, 2008, stating that the Corning’s financial statements for the year ended September 30, 2008 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, for filing with the SEC.

Audit Committee

Thomas J. Smith, Chairman
Henry B. Cook, Jr.
Stephen G. Rigo
George J. Welch

ITEM 11.  Executive Compensation

Summary Compensation Table.  The following table summarizes the compensation paid by us to our chief executive officer, chief financial officer, and our most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Michael I. German, President and Chief	2008	150,000	—	187,933	26,644	3,375	367,952
Executive Officer	2007	118,269	—	39,367	—	—	157,636
Firouzeh Sarhangi, Chief Financial Officer and	2008	113,263	—	4,754	16,377	3,198	137,592
Treasurer	2007	111,320	—	—	16,192	3,340	130,852
Stanley G. Sleve, Vice President – Administration and Corporate	2008	100,790	—	4,754	26,721	3,024	135,289
Secretary	2007	97,290	—	—	19,163	2,919	119,372

(1) Amounts represent the FAS 123(R) compensation expense recognized on outstanding stock option awards.  The compensation expense is spread over the vesting period on outstanding stock option awards made during 2008, 2007 and prior years.  We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards.  The assumptions used in the model were (1) expected term of 3.35 years for each option, (2) dividend yield of 0.0%, (3) expected price volatility of 36.62, and (4) a risk-free interest rate of 4.53%

(2) The amounts reported include 401(k) matching contributions by Corning in fiscal 2008 of $3,375 for Mr. German, $3,198 for Ms. Sarhangi and $3,024 for Mr. Sleve and in 2007 of $3,340 for Ms. Sarhangi and $2,919 for Mr. Sleve.

Mr. German’s Employment Agreement.

Pursuant to his employment agreement dated November 30, 2006, Mr. German will serve as president and chief executive officer of Corning for a period of three years, with an automatic renewal for successive one year periods thereafter. Mr. German received 75,000 options to purchase common stock of Corning for a price of $15.00 per share under our 2007 Stock Plan pursuant to the terms of the agreement. The employment agreement provides termination payments to Mr. German in the event of a change in control of Corning or other termination of his employment for cause, as are defined in the employment agreement.  The employment agreement also contains standard confidentiality, non-competition and non-solicitation provisions for a period including Mr. German’s employment and the twelve months immediately following the date of the termination of his employment.

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

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael I. German	—	15,000	17.00	9/23/2013	(1)
	45,000	25,000	15.00	11/05/2011	(2)
Firouzeh Sarhangi	—	1,000	17.00	9/23/2013	(3)
Stanley G. Sleve	—	1,000	17.00	9/23/2013	(3)

(1) The option is exercisable as follows: 1/3 of the shares on 9/23/2009; 1/3 of the shares on 9/23/2010; and 1/3 of the shares on 9/23/2011.

(2) The option is exercisable as follows: 1/3 of the shares on 11/5/2007; 1/3 of the shares on 11/5/2008; and 1/3 of the shares on 11/5/2009.

(3) The option is exercisable on 9/23/2009.

Director Compensation. On April 1, 2008, the board of directors agreed to increase the compensation for all board members from 50 shares of our restricted common stock for each quarter of service as a director to 150 shares of our restricted common stock for each quarter of service as a director.  The shares awarded will become unrestricted upon a director leaving the board.  Directors who also serve as officers of Corning are not compensated for their service as directors.  In fiscal 2008, directors received compensatory shares for service from January 2007 through May 2008.  Directors have not yet received compensatory shares for service after May 2008.  Information regarding shares of restricted stock awarded to directors in fiscal 2008 is summarized below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Henry B. Cook, Jr.	—	3,280	—	3,280
Ted W. Gibson	—	4,100	—	4,100
Stephen G. Rigo	—	3,280	—	3,280
Richard M. Osborne		4,100		4,100
Thomas J. Smith	—	4,100	—	4,100
George J. Welch	—	3,280	—	3,280

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management. The following table sets forth, as of January 23, 2009, information regarding the beneficial ownership of our common stock, by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group.

	Common Stock
Names and Address(1)(2)	Shares	Right to Acquire(3)	Total	Percentage

The Gabelli Group(4) One Corporate Center Rye, NY 10580	159,000	52,290	211,290	24.2%
Michael I. German(5)	130,628	82,064	212,692	23.6%
Richard M. Osborne(6)	119,382	14,000	133,382	16.0%
Mitchell Partners, L.P.(7) 3187-D Airway Avenue Costa Mesa, CA 92626	47,852	29,976	77,828	9.1%
Ted W. Gibson(8)	26,585	17,500	44,085	5.3%
Henry B. Cook, Jr.(9)	5,470	3,549	9,019	1.1%
Firouzeh Sarhangi(10)	4,776	1,672	6,448	*
George J. Welch(11)	3,262	1,072	4,334	*
Stanley G. Sleve(12)	2,614	1,020	3,634	*
Thomas J. Smith(13)	250	—	250	*
Stephen G. Rigo(14)	200	—	200	*
All directors, director nominees and executive officers as a group (10 individuals)	293,167	120,877	414,044	44.0%

* Less than 1 percent

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Corporation, 330 West William Street, Corning, New York 14830.

(3)	Shares of common stock the beneficial owner has the right to acquire through stock options or warrants that are or will become exercisable within 60 days.

(4)
Includes 120,000 shares of common stock and 41,790 warrants held by Gabelli Funds, LLC and 31,000 shares and 10,500 warrants held by Teton Advisors, Inc.  Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it.  Based solely on information in Amendment No. 7 to Schedule 13D filed with the SEC on August 14, 2008.

(5)
Includes (1) 2,876 shares of common stock owned by Mr. German’s sons, (2) 40,000 options to purchase common stock and (3) warrants to purchase 42,064 shares of common stock.  10,000 shares of common stock and warrants to purchase 7,000 shares of common stock are owned jointly by Mr. German and two other individuals.  Mr. German disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(6)
Includes 250 shares of restricted stock and warrants to purchase 14,000 shares of common stock.  The restricted stock is held by Mr. Osborne individually.  All other shares of common stock and all warrants are owned by the Richard M. Osborne Trust, an Ohio trust of which Mr. Osborne is the sole trustee.

(7)	Includes warrants to purchase 29,976 shares of common stock. Based solely on information in the Schedule 13G filed with the SEC on September 13, 2007.

(8)	Includes 250 shares of restricted stock and warrants to purchase 17,500 shares of common stock.

(9)	Includes 200 shares of restricted stock and warrants to purchase 3,549 shares of common stock.

(10)	Includes warrants to purchase 1,672 shares of common stock.

(11)
Includes 200 shares of restricted stock and warrants to purchase 1,072 shares of common stock.  3,062 shares of common stock and all warrants are beneficially owned by Vincent J. Welch Trust, of which Mr. Welch is one of three trustees having voting and investment powers.

(12)	Includes warrants to purchase 1,020 shares of common stock.

(13)	Includes 250 shares of restricted stock.

(14)	Includes 200 shares of restricted stock.

Equity Compensation Plan Information. The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of 121,432 shares of our common stock.  Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically increase to the number of shares equal to 15% of the shares outstanding.  As of September 30, 2008, there were 89,000 options outstanding and the maximum number of shares available for future grants under the plan was 27,432.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	89,000	$15.43	27,432

Equity compensation plans not approved by security holders	—	—	—

Total	89,000	$15.43	27,432

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions.  Corning did not participate in any transactions with related persons in the last fiscal year.

Director Independence.  The board of directors has determined and confirmed that each of Mr. Cook, Mr. Gibson, Mr. Rigo, Mr. Smith and Mr. Welch do not have a material relationship with Corning that would interfere with the exercise of independent judgment and are independent as defined by the applicable laws and regulations and the listing standards of the New York Stock Exchange.

ITEM 14.  Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for the fiscal years ended September 30, 2008 and 2007, by our independent registered public accounting firm, Rotenberg & Co. LLP, Certified Public Accountants of Rochester, New York.

	2008	2007
Audit Fees	$84,000	$84,000
Audit-Related Fees	—	—
Tax Fees	$16,000	$16,000
All Other Fees	$11,000	$11,000
Total	$111,000	$111,000

Audit Fees. These are fees for professional services rendered by Rotenberg & Co. for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. There were no fees billed by Rotenberg & Co. for audit-related fees for the fiscal years ended September 30, 2008 and 2007.

Tax Fees. These are fees for professional services rendered by Rotenberg & Co. with respect to tax compliance, tax advice and tax planning.  These services include the review of tax returns and consulting on tax planning matters.

All Other Fees. These are fees for the audit of our pension plan and the review of our internal controls and corporate governance.  There were no fees billed by Rotenberg & Co. for other services not described above for the fiscal years ended September 30, 2008 and 2007.

The audit committee authorized the payment by us of the fees billed to us by Rotenberg & Co. in fiscal 2008 and 2007.  The decision to engage Rotenberg & Co. LLP was approved by the audit committee.  The audit committee has considered whether the provision of non-audit services is compatible with maintaining Rotenberg & Co. LLP’s independence. In fiscal 2008 and 2007, Rotenberg & Co. had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

ITEM 15. Exhibits and Financial Statement Schedules.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Corporation (Registrant)

Date January 28, 2009	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Firouzeh Sarhangi, his true and lawful attorney-in-fact and agents, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 28, 2009

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 28, 2009

/s/ Richard M. Osborne	Chairman of the Board and
Richard M. Osborne	Director	January 28, 2009

/s/ Henry B. Cook, Jr.
Henry B. Cook, Jr.	Director	January 28, 2009

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 28, 2009

/s/ Stephen G. Rigo
Stephen G. Rigo	Director	January 28, 2009

/s/ Thomas J. Smith
Thomas J. Smith	Director	January 28, 2009

/s/ George J. Welch
George J. Welch	Director	January 28, 2009