Form 10-Q
period 2008-12-31
CORNING NATURAL GAS CORP
filed 2009-02-06
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

Commission File Number 000-00643

CORNING NATURAL GAS CORPORATION

(Exact name of Registrant as specified in its charter)

New York	16-0397420
(State of incorporation)	(I.R.S. Employer Identification No.)

330 West William Street, Corning, New York 14830

(Address of principal executive offices) (Zip Code)

(607) 936-3755

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of Shares outstanding of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	820,900
Class	Shares outstanding as of February 6, 2008

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of December 31, 2008.

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
Condensed Consolidated Statements of Income
Unaudited

	Quarter Ended December 31,	
	2008	2007
Utility Operating Revenues	$6,934,315	$5,629,340
Natural Gas Purchased	4,355,067	3,257,582
Gross Margin	2,579,248	2,371,758
Cost and Expense		
Operating & Maintenance Expense	1,496,152	1,441,404
Taxes Other Than Income Taxes	342,060	412,902
Depreciation	183,988	172,992
Other Deductions, Net	34,341	23,383
Total Costs and Expenses	2,056,541	2,050,681
Utility Operating Income	522,707	321,077
Other Income and (Expense)		
Interest Expense	(247,400)	(301,765)
Investment Income	178,401	233,836
Rental Income	14,626	12,447
Net Income From Operations, Before Income Tax	468,334	265,595
Income Tax (Expense), Current	(120,069)	(105,724)
Income Tax (Expense), Deferred	(83,999)	(5,324)
Total Tax (Expense)	(204,068)	(111,048)
Net Income	264,266	154,547
Other Comprehensive (Loss)	(235,638)	(53,092)
Total Comprehensive Income	$28,628	$101,455
Weighted average earnings per share-		
basic:	$0.32	$0.19
diluted:	$0.31	$0.19
Average shares outstanding - basic	820,900	809,550
Average shares outstanding - diluted	860,900	814,237

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Quarter Ended December 31, 2008	2007
Cash flows from operating activities:		
Net income	$264,266	$154,547
Adjustments to reconcile net income to net cash used in operating activities:		
Depreciation and amortization	183,988	172,992
Unamortized debt issuance cost	7,293	6,002
Stock Issued for services	51,297	-
Loss (Gain) on sale of marketable securities	38,289	(49,614)
Deferred income taxes	3,235	53,377
Bad debt expense	57,567	48,563
Changes in assets and liabilities:		
(Increase) decrease in:		
Accounts receivable	(2,144,035)	(1,660,341)
Gas stored underground	1,132,143	774,625
Materials and supplies inventories	31,581	58,531
Prepaid expenses	148,703	217,178
Unrecovered gas costs	(760,843)	(616,420)
Deferred regulatory costs	(75,427)	(75,212)
Other	122,778	3,278
Increase (decrease) in:		
Accounts payable	452,416	411,120
Accrued expenses	(114,708)	(37,274)
Customer deposit liability and accrued interest	852,697	334,839
Deferred pension costs & post-retirement benefits	329,453	293,213
Other liabilities and deferred credits	(70,352)	167,347
Net cash provided by operating activities	510,341	256,751
Cash flows from investing activities:		
Purchase of securities available-for-sale	(249,365)	(336,111)
Sale of securities available-for-sale	226,909	336,111
Capital expenditures	(1,790,709)	(811,318)
Net cash used in investing activities	(1,813,165)	(811,318)
Cash flows from financing activities:		
Proceeds under lines-of-credit	4,333,643	1,590,000
Repayment of lines-of-credit	(3,947,210)	(730,000)
Cash received from sale of stock	75,000	-
Proceeds under notes payable	1,000,000	-
Repayment of long-term debt	(158,609)	(104,103)
Net cash provided by financing activities	1,302,824	755,897
Net increase in cash	(0)	201,330
Cash and cash equivalents at beginning of period	0	14,614
Cash and cash equivalents at end of period	$0	$215,944
Supplemental disclosures of cash flow information:		
Cash paid during the period for:		
Interest	$231,467	$347,776
Income taxes	$37,348	$6,182

See accompanying notes to consolidated financial statements.

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

Note C - Other Comprehensive Income Statement

Note D - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Contributions

The Company expects to contribute $900,000 to its Pension Plan and $84,334 to its other Post Retirement Benefit Plan in fiscal year 2009. A total of $26,009 has been paid for the first three months of this fiscal year.

Note E - Segment Overview

The following table reflects the results of the segments consistent with the Company's internal financial reporting process for the first three months of the fiscal year. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of these segments.

Note F - Rate Case

On September 24, 2008,　Corning filed a base rate case with the New York Public Service Commission ("NYPSC") (Case 08-G-1137) requesting the approval of a base rate increase of $1,689,911, using as a rate year the twelve month period ended　June 30, 2010. This increase represents a 7.02 percent average increase on total firm full-service gas customer and firm transportation customers (including an equivalent level of gas supply costs). Corning seeks to implement a multi year rate plan for the Rate Year and two subsequent 12-month periods ending June 30, 2011 and 2012. Such a multi year plan would provide necessary revenue requirements for the rate year along with $830,306 and $784,716 for the years ending June 30, 2011 and June 30, 2012 respectively. The statutory review and approval process can take up to eleven months from the date of filing. The NYPSC can approve, reject or modify the Company's request.

Note G - Financing Activities

On May 7, 2008, we entered into a credit agreement with M & T Bank to provide for a $6.0 million note for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This note was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. In October 2008, we obtained $1.0 million of financing in a form of Demand Note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the Prime Rate. The initial interest rate on this loan was 5.5% and was reduced to 4.25% at the end of December of 2008.

Note H - Director Compensation

On April 1, 2008, the board of directors agreed to increase the compensation for all board members from 50 shares of our restricted common stock for each quarter of service as a director to 150 shares of our restricted common stock for each quarter of service as a director.　 The shares awarded will become unrestricted upon a director leaving the board.　 Directors who also serve as officers of Corning are not compensated for their service as directors.　 In fiscal 2009, directors were issued compensatory shares for service from January 2007 through May 2008.　 Directors have not yet been issued compensatory shares for service after May 2008.　 Information regarding shares of restricted stock awarded to directors in fiscal 2009 is summarized below.

Note I - Fair Value Measurements

The Company has determined the fair value of certain assets through application of SFAS No. 157, Fair Value Measurements.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2008 and 2007 are as follows:

Gains and losses (realized and unrealized) included in earning for the periods reported in investment income as follows:

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active market.

Note J - Stock Options

On November 5, 2007, the Board of Directors granted stock options totaling 75,000 shares. 25,000 of the stock options were vested immediately and 25,000 additional options vest on each of the 1st and 2nd anniversary of the grant date. The Company is recognizing $29,157 quarterly, a total of $116,628 expense for the year, using the Black-Scholes option pricing model for the 25,000 shares that vested on November 5, 2008.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,500 customers through 400 miles of pipeline in the Corning and Hammondsport, New York areas. Residential growth in our service territory is dependent on overall economic activity. Corning Inc., the largest employer in our service area, has recently announced a significant reduction in work force locally. The Company has not seen any meaningful change in billing to large customers to date. The Company's major growth opportunities exist in extending our mains to areas not currently served by natural gas, as well as connecting to local gas production. We continue to focus on improving the efficiency of our operations. We are also in the process of making capital investments to improve our infrastructure including upgrading our distribution system through replacement of distribution mains and customer service lines.

Our key performance indicators are net income, stockholders' equity and the safety of our system.

Results of Operations

For the three months ended December 31, 2008 results improved over the same period in 2007. Higher earnings in 2008 were primarily the result of a rate increase that went in to effect December 17, 2007. The other taxes and depreciation expenses were higher in 2008 due to significant investment in infrastructure.

As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is therefore a precursor of future earnings potential. For the 2009 fiscal year to date, stockholders' equity increased by $154,925 due to an increase in retained earnings. We currently plan to continue our focus on building stockholders' equity.

Other indicators that we track are the safety and efficiency of our operations. These include leak repair, main and service replacements and customer service metrics. During 2008 we made a significant effort to improve our infrastructure and we are continuing this program in 2009. During the first fiscal quarter of 2009 we repaired 60 leaks and replaced 105 bare steel services and 3.97 miles of bare steel main.

During the first three months of fiscal 2009, we began construction on a 1.8 mile long 10" steel distribution pipe to serve customers in the Town of Caton and to interconnect with a local production gas well located in Pennsylvania. We also began construction on a 1.2 mile long 6" high density polyethylene distribution pipe to feed a commercial asphalt plant in the Town of Bath. Both projects will be completed early in the second quarter. We have also designated seven miles of bare steel pipe and 400 bare steel services for replacement during the calendar year of 2009 in addition to replacing and/or upgrading portions of two supply mains to major customers. Additionally, we will continue on our goal to end the calendar year with 10 or less repairable leaks remaining on our books.

Gas supply is our largest expense. We entered into a gas management agreement with Atmos Energy Marketing, LLC starting July 1, 2008 that continues until March 31, 2010.

Earnings

Earnings increased to $264,266 for the three months ended December 31, 2008 compared to $154,547 for the same period last year. We believe the increase is primarily attributable to our rate increase, approved by the NYSPSC, that went into effect in December 2007.

Utility operating revenue increased $1,304,975 in the three months ended December 31, 2008 compared to the same period last year, again due to our rate increase approved by the NYPSC, that went into effect in December 2007, and higher gas cost.

The following table summarizes our operating revenue:

Margin

Margin increased $207,490 for the three months ended December 31, 2008 compared to the same period last year again because of the December 2007 rate increase and local production revenues. Our margin decreased 4.93% for the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007 mainly due to higher storage gas withdrawal cost and volumes.

Operating Expenses

Purchased gas expense increased $1,097,485 to $4,355,067 in the three months ended December 31, 2008 compared to $3,257,582 in the same period last year due primarily to higher gas cost. Other operating and maintenance expense increased in the first quarter of fiscal 2009 to $1,496,152 compared to $1,441,404 in the same quarter of 2008 due primarily to expense recognized this year for stock options. Depreciation expense increased to $183,988 in this quarter of 2009 from $172,992 in 2008 due to increased investment in plant property and equipment. Interest expense decreased from $301,765 to $247,400. This decrease was primarily due to refinancing activities and lower interest rates on variable rate debt.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain on sale of securities and deferred income taxes. Over or under recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow.

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $1.0 million annually and will increase significantly due to an infrastructure investment mandate in our December 2007 rate order. In the first three months of fiscal year 2009 alone we have invested $1.8 million to improve our infrastructure, including upgrading our distribution system through replacing mains and customer service lines as well as two major expansion projects.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we have a $8 million line of credit with an interest rate of 1.35 basis points above LIBOR. The amount outstanding under this line on December 31, 2008 was $6.7 million. As security for the line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in and to all natural gas purchases by us utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. We rely heavily on our credit lines to finance gas purchases that we place in storage.

We have $10.4 million in long term debt outstanding. We repaid $158,609 in the first three months of 2008 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with M & T Bank to provide for a $6.0 million note for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This note was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, believes that the refinancing with M&T Bank may breach the negative covenants contained in the 1997 note agreement. As a result, Great West claims that the note holders are entitled to share in the security interest the Company has granted to M&T Bank. Great West has not called a default under the 1997 note agreement and is currently in discussion with the Company.

During the first quarter of 2009 we mainly withdrew gas from storage and by December 31, 2008, had a balance of $4,058,416 worth of gas in storage. We have entered into a new asset management arrangement effective July 1, 2008, with Atmos Energy Marketing, LLC and we anticipate that we will have sufficient gas to supply our customers for the 2008-2009 winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In September 2008, we refinanced a line of credit and a term loan with banks in order to increase our credit limit and decrease interest expense. The limit on the line of credit was increased from $7.0 million to $8.0 million. The interest rate on the line of credit is 30 days LIBOR plus 1.35 basis points. The interest rate on this loan will be adjusted monthly and was 3.26125% at December 31, 2008. We believe we are in compliance with the financial covenants in these debt instruments as of June 30, 2008.

In October 2008, we obtained $1.0 million of financing in a form of Demand Note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the Prime Rate. The initial interest rate on this loan was 5.5% and was reduced to 4.25% at the end of December of 2008.

Regulatory Matters

On June 23, 2008 the NYPSC　issued an order in Case 07-M-0548 Proceeding on Motion of the Commission Regarding an Energy Efficiency Portfolio Standard ("EEPS"). In that order, as amended on July 3, 2008, the NYPSC determined that a Gas System Benefits Charge ("GSBC") should be established for New York gas utilities that have 14,000 customers or more. As such, Corning was required to establish a GSBC effective October 1, 2008 and collect from its customers $148,647 annually until December 31, 2011. One quarter of the annual amount was collected from October to December of 2008. These funds will be used for NYPSC approved energy efficiency initiatives in the Corning franchise area. Once the NYPSC approves the Company's plan, the funds collected will be disbursed and reconciled to energy efficiency expenditures annually. Any over or under collection will be included in the GSBC rate determination for the following year. The additional revenues collected through the GSBC will not impact income from operations.

On August 22, 2008 in Case 06-G-1266 the NYPSC approved our request filed on October 16, 2006 for deferral of uncollectible cost in excess of the amount allowed in rates for the fiscal year ended September 30, 2006. The deferral authorization was $271,090. The recovery of this amount will occur over a commission approved recovery plan to be deferred in rate case 08-G-0708. This will have no impact on the Company's earnings.

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

On September 16, 2008 we filed a petition with the NYPSC to remove the restriction on Corning from paying common stock dividends and repurchasing common stock imposed in Case 07-G-0772. We believe that the Commission may act on our request in March 2009.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Form 10-K, in addition to:
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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2008.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

We did not become a party to or settle any legal proceedings in the quarter ended December 31, 2008.

Item 1A. Risk Factors.

Please refer to the Company's Form 10-K for the year ended September 30, 2008 for disclosure relating to certain risk factors applicable to the Company. The Company has no material changes to the risk factor disclosure contained in its Form 10-K for the year ended September 30, 2008.

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

CORNING NATURAL GAS CORPORATION

Date: February 6, 2008 ________________________________________

By Michael I. German, Chief Executive Officer and President

Date: February 6, 2008 ________________________________________

By Firouzeh Sarhangi, Chief Financial Officer and Treasurer