Form 10-Q/A
period 2008-12-31
CORNING NATURAL GAS CORP
filed 2009-02-10
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of Shares outstanding of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	820,900
Class	Shares outstanding as of February 10, 2009

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of December 31, 2008.

Explanatory Note

Corning Natural Gas Corporation is filing this Form 10-Q/A to amend its December 31, 2008 Form 10-Q to: (1) amend the cover page to correct the date for shares outstanding; (2) amend the signature page to correct the date of signing; and (3) replace the certifications attached as exhibits to correct clerical errors contained in those exhibits.

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

CORNING NATURAL GAS CORPORATION

Date: February 10, 2009 ________________________________________

By Michael I. German, Chief Executive Officer and President

Date: February 10, 2009 ________________________________________

By Firouzeh Sarhangi, Chief Financial Officer and Treasurer