Form 10-K/A
period 2008-09-30
CORNING NATURAL GAS CORP
filed 2009-02-17
CIK 24751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Large accelerated Filer  ☐	Accelerated Filer ☐
Non-Accelerated Filer  ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company.    Yes ☐  No ☑

The aggregate market value of the 530,934 shares of the Common Stock held by non-affiliates of the Registrant at the $15.90 average of bid and asked prices as of March 31, 2008 was $8,441,850.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2008 - 819,550.

Explanation of Amendment

Corning Natural Gas Corporation (the “Company”) is filing this Form 10-K/A as Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the year ended September 30, 2008 (the “Annual Report”) that was filed with the Securities and Exchange Commission on December 18, 2008 to revise the disclosure required by Item 9A(T) of Form 10-K and to file the Company’s line of credit agreement with Community Bank N.A. as an exhibit.

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the December 18, 2008 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

ITEM 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2008.

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

The Company's management, including the Company's chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of September 30, 2008.

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

ITEM 15. Exhibits and Financial Statement Schedules.

10.1	Commercial Line of Credit Agreement and Note between Corning Natural Gas Corporation and Community Bank N.A. dated December 10, 2008

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Corporation
(Registrant)

Date February 17, 2009	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

Chief Executive Officer,
Michael I. German*	President and Director
Michael I. German	(principal executive officer)	February 17, 2009

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer (principal financial
	and accounting officer)	February 17, 2009

Richard M. Osborne*	Chairman of the Board and
Richard M. Osborne	Director	February 17, 2009

Henry B. Cook, Jr.*
Henry B. Cook, Jr.	Director	February 17, 2009

Ted W. Gibson*
Ted W. Gibson	Director	February 17, 2009

Stephen G. Rigo*
Stephen G. Rigo	Director	February 17, 2009

Thomas J. Smith*
Thomas J. Smith	Director	February 17, 2009

George J. Welch*
George J. Welch	Director	February 17, 2009

/s/ Firouzeh Sarhangi
*By: Firouzeh Sarhangi
Attorney-in-Fact