Form 10-Q
period 2009-03-31
CORNING NATURAL GAS CORP
filed 2009-05-12
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of Shares outstanding of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	824,600
Class	Shares outstanding as of May 12, 2009

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2009.

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

Note B - New Accounting Standards

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

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

Note C - Statement of Other Comprehensive Income (Loss)

Note D - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Contributions

The Company expects to contribute $900,000 to its Pension Plan and $84,334 to its other Post Retirement Benefit Plan in fiscal year 2009. A total of $52,018 has been paid for the first six months of this fiscal year.

Note E - Rate Case

On March 27, 2009, Corning Natural Gas Corporation, the Staff of the New York Department of Public Service, the Village of Bath Electric, Gas and Water Systems and multiple intervenors (representing large industrial customers in the Company's service area) entered into and filed with the New York Public Service Commission ("NYPSC") a settlement agreement (the "Joint Proposal") in the Company's current gas rate case, Case 08-G-1137. The Joint Proposal, if adopted by the Commission, would, starting in September 2009 raise delivery base rates by $972,794. The Joint Proposal includes the establishment of a Merchant Function Charge ("MFC") for the commodity-related costs of natural gas service. The MFC is applicable to Corning SC 1, Corning SC 2, Corning SC 5, Bath SC 1, Hammondsport SC 1 and Hammondsport SC 2. These commodity-related costs will be collected via an MFC surcharge in addition to the delivery base rate increase proposed in the Joint Proposal. The total revenue requirement to be collected through the MFC surcharge would be $523,938. The three major components of the amount moved from delivery base rates to the MCF surcharge are $161,975 for the commodity portion of uncollectible expense, $123,449 in supply procurement expense, and $238,514 in records and collections expense. In addition, the carrying costs for gas storage will be calculated at the customer capital rate determined by the NYPSC annually; 80% of the carrying costs will be collected via the MFC surcharge and the balance (20%) via the Delivery Rate Adjustment. The Joint Proposal reflects the Signatory Parties' acknowledgment that most of the storage asset is used to serve firm sales customers; but a portion is used to balance the Corning system, which is a benefit to all customers. Accordingly, the Joint Proposal allocates 80% of the storage inventory component to firm sales customers and 20% to all customers (including firm sales customers). If approved by the Commission, the Joint Proposal would also establish a process to adjust rates in September 2010 for new capital expenditures and property taxes, as well as establishing a "revenue decoupling mechanism", intended to encourage conservation, and a sharing formula for "producer revenues", the revenues derived from service provided to natural gas producers in the Corning area. The Joint Proposal also continues certain infrastructure and safety mandates. There can be no guarantee that the Commission will adopt the Joint Proposal as proposed or at all.

Note F - Financing Activities

On May 7, 2008, we entered into a credit agreement with M & T Bank to provide for a $6.0 million note for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This note was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. This rate decreased to 5.05% in November 2008. In October 2008, we obtained $1.0 million of financing in a form of Demand Note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the Prime Rate. The initial interest rate on this loan was 5.5% and was 4.25% at the end of March of 2009.

Note G - Director Compensation

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

We are also recognizing in this quarter 100 shares, valued at $15.35 a share, that were paid to Robert J. Pollock for two consecutive quarters for service to the Board of Directors, January 2007 through May 2007.

Note H - Fair Value Measurements

The Company has determined the fair value of certain assets through application of SFAS No. 157, "Fair Value Measurements".

Fair value of assets and liabilities measured on a recurring basis at March 31, 2009 and 2008 are as follows:

Gains and losses included in earning for the periods reported in investment income as follows:

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active market.

Note I - Stock Options

On November 5, 2007, the Board of Directors granted stock options to the Company President and Chief Executive Officer totaling 75,000 shares. 25,000 of the stock options were vested immediately and 25,000 additional options vest on each of the 1st and 2nd anniversary of the grant date. The Company is recognizing $29,157 quarterly, a total of $116,628 expense for the year, using the Black-Scholes option pricing model for the 25,000 shares that vested on November 5, 2008.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,500 customers through 400 miles of pipeline in the Corning and Hammondsport, New York areas. Residential growth in our service territory is dependent on overall economic activity. Corning Inc., the largest employer in our service area, has recently announced a significant reduction in work force locally. The Company has not seen any meaningful change in billing to large customers to date. The Company's major growth opportunities exist in extending our mains to areas not currently served by natural gas, as well as connecting to local gas production. During fiscal 2009, the Company completed construction on its 1.8 mile long 10" steel distribution pipeline to serve customers in the Town of Caton and to interconnect with a local production gas well located in Pennsylvania. This pipeline has been operational since late January. We also completed construction on a 1.2 mile long 6" HDPE distribution pipe to feed a commercial asphalt plant in the Town of Bath. This distribution line will be operational in May 2009.

We are also in the process of making capital investments to improve our infrastructure including upgrading our distribution system through replacement of distribution mains and customer service lines. The Company has designated seven miles of bare steel pipe and 400 bare steel services for replacement during the calendar year of 2009 in addition to replacing and/or upgrading portions of two major supply pipelines. Additionally the Company will continue on its goal to end the calendar year with 10 or less repairable leaks remaining on our books.

Our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended March 31, 2009 net income was slightly lower than the same period in 2008, primarily because of a loss on our investment account partly offset by a decrease in interest expense. Higher earnings for the six month period in 2009 were primarily the result of a rate increase that went in to effect December 17, 2007. As a regulated utility company, stockholders' equity is an important performance indicator. The New York Public Service Commission ("NYPSC") allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is therefore a precursor of future earnings potential. For the 2009 fiscal year to date, stockholders' equity increased by $868,908 due to an increase in retained earnings. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. With regards to the safety indicators that are tracked in 2009 the Company continued its effort to improve the gas system. For the second fiscal quarter of 2009 we repaired 14 leaks, replaced 114 bare steel services and replaced 2,073 feet of bare steel main.

Revenue and Margin

Utility operating revenue increased $169,138 in the three months ended March 31, 2009 compared to the same period last year and $1,514,395 in the six months ended March 31, 2009 compared to the prior year, again due to our rate increase approved by the NYPSC, that went into effect in December 2007, and higher gas cost.

Margin percentage increased 0.07% for the three months ended March 31, 2009 compared to the same period last year primarily because of local production revenues. Our margin percentage decreased 1.54% for the six months ended March 31, 2009 compared to the six months ended March 31, 2008 mainly due to higher storage gas withdrawal cost and volumes.

Operating Expenses

Gas supply is our largest expense. We entered into a gas management agreement with Atmos Energy Marketing, LLC starting July 1, 2008 that continues until March 31, 2010. Purchased gas expense increased $98,905 to $6,923,775 in the three months ended March 31, 2009 compared to $6,824,870 in the same period last year due primarily to higher storage gas withdrawal gas cost and hedges put in place throughout 2008. This is also the main reason for the increase of $1,196,390 in purchase gas expense for the first half of fiscal 2009 compared to the first half of fiscal 2008. Other operating and maintenance expense increased in the second quarter of fiscal 2009 to $1,812,247 compared to $1,713,153 in the same quarter of 2008 due primarily to expense recognized this quarter for amortizations of regulatory costs. This and the expense recognized for stock options were the main reason for the increase of $153,842 for operating and maintenance expense for the fiscal year to date 2009 compared to 2008. Depreciation expense increased to $193,536 in this quarter of 2009 from $175,869 in 2008 and $377,524 this half of 2009 from $348,861 in 2008 due to increased investment in plant property and equipment. Interest expense decreased from $350,681 to $207,563 for the quarter and from $652,446 to $454,963 for the first half primarily due to refinancing activities and lower interest rates on variable rate debt.

Net Income

Net income decreased slightly to $813,514 for the three months ended March 31, 2009 compared to $838,520 for the same period last year mainly due to a loss of $199,383 on realized gains (losses) plus interest and dividend income earned on investments compared to a gain of $27,595 for the three months ended March 31, 2008, offset in part by a decrease in interest expense of$143,118 for the same period. Earnings increased $84,713 for the six months ended March 31, 2009 over the six months ended March 31, 2008. We believe the increase is primarily attributable to our rate increase, approved by the NYPSC, which went into effect in December 2007.

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

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $1.0 million annually and have increased significantly due to an infrastructure investment mandate in our December 2007 rate order. In the first six months of fiscal year 2009 alone we have invested $2.6 million to improve our infrastructure, including upgrading our distribution system through replacing mains and customer service lines as well as two major expansion projects.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we have an $8 million line of credit with an interest rate of 1.35 basis points above LIBOR. The amount outstanding under this line on March 31, 2009 was $4.3 million. Collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in and to all natural gas purchases by us utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. We rely heavily on our credit lines to finance gas purchases that we place in storage.

We have $10.2 million in long term debt outstanding. We repaid $324,525 in the first six months of 2009 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with M & T Bank to provide for a $6.0 million note for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This note was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, believes that the refinancing with M&T Bank may breach the negative covenants contained in the 1997 note agreement. As a result, Great West claims that the note holders are entitled to share in the security interest the Company has granted to M&T Bank. Great West is currently in discussion with the Company.

During the first half of 2009 we mainly withdrew gas from storage and by March 31, 2009, had a balance of $1,003,606 worth of gas in storage. We have entered into an asset management arrangement effective July 1, 2008, with Atmos Energy Marketing, LLC and we anticipate that we will have sufficient gas to supply our customers for the current year.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In September 2008, we refinanced a line of credit and a term loan with banks in order to increase our credit limit and decrease interest expense. The limit on the line of credit was increased from $7.0 million to $8.0 million. The interest rate on the line of credit is 30 days LIBOR plus 1.35 basis points. The interest rate on this loan will be adjusted monthly and was 1.85% at March 31, 2009. We believe we are in compliance with the financial covenants in these debt instruments as of March 31, 2009.

In October 2008, we obtained $1.0 million of financing in a form of Demand Note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% as of March 31, 2009.

Regulatory Matters

Energy Efficiency

On June 23, 2008, the NYPSC　issued an order in Case 07-M-0548 Proceeding on Motion of the Commission Regarding an Energy Efficiency Portfolio Standard ("EEPS"). In that order, as amended on July 3, 2008, the NYPSC determined that a Gas System Benefits Charge ("GSBC") should be established for New York gas utilities that have 14,000 customers or more. As such, Corning was required to establish a GSBC effective October 1, 2008 and collect from its customers $148,647 annually until December 31, 2011. One quarter of the annual amount was collected from October to December of 2008. These funds will be used for NYPSC approved energy efficiency initiatives in the Corning franchise area. Once the NYPSC approves the Company's plan, the funds collected will be disbursed and reconciled to energy efficiency expenditures annually. Any over or under collection will be included in the GSBC rate determination for the following year. The additional revenues collected through the GSBC will not impact income from operations. The Company's plan was approved in Case 08-G-1010 dated April 7, 2009.

Deferred Interest Petition

On August 22, 2008, in Case 06-G-0064 the NYPSC denied our request filed on January 12, 2007 for deferral of interest cost in excess of the amount allowed in rates for the fiscal year ended September 30, 2006. The deferral request was $573,183. The Company on September 14, 2008 petitioned for re-hearing of the Commission decision in Case 06-G-0064 on the grounds that the Commission erred in its conclusion the interest expense was neither incremental nor extraordinary and therefore did not qualify for deferral and recovery under current Commission guidelines. Action by the Commission on the Company's re-hearing request is still pending and is unknown at this time.

New Franchise

The Virgil Town Board granted the Company a franchise to provide natural gas service to the town of Virgil, New York on March 12, 2009.　　The Town of Virgil is the home of a ski resort/recreation complex.　　The Company has a contract to provide gas transportation to the complex.　 The Company filed Case 09-G-0252, a petition seeking approval of the Virgil Franchise, with the NYPSC on March 20, 2009. That petition is currently pending.

Dividends

On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock. The Company has declared a quarterly dividend of $0.12 per share, and paid the first quarter on April 15, 2009, to shareholders of record as of March 31, 2009.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 2009, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2009.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

We did not become a party to or settle any legal proceedings in the quarter ended March 31, 2009.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

10.1* Atmos agreement

10.2* First Amendment to Employment Agreement between Michael I. German and the Company dated

December 31, 2008

10.3* Amended and Restated 2007 Stock Plan

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

CORNING NATURAL GAS CORPORATION

Date: May 12, 2009 ________________________________________

By Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: May 12, 2009 ________________________________________

By Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)