Form 10-Q/A
period 2009-03-31
CORNING NATURAL GAS CORP
filed 2009-05-15
CIK 24751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of  “large accelerated filer”, “accelerated filer”, “non-accelerated filer”  and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐   Non-accelerated Filer ☐     Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of Shares outstanding of the issuer’s common stock as of the latest practicable date.

Common Stock, $5.00 par value	824,600
Class	Shares outstanding as of May 12, 2009

EXPLANATION OF AMENDMENT

Corning Natural Gas Corporation (the “Company”) is filing this Form 10-Q/A as Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “Quarterly Report”) that was filed with the Securities and Exchange Commission (the “Commission”) on May 12, 2009 to correct clerical errors made with respect to the disclosures required by Item 6 of Form 10-Q and in its supply contract with Atmos Energy Marketing, LLC filed as Exhibit 10.1 (the “Contract”).  In connection with the Quarterly Report, the Company submitted to the Commission a request for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of certain information contained in the Contract and the Company filed a redacted version of the Contract with the Quarterly Report.  However, as a result of an Edgarization error, the exhibit list in Item 6 did not indicate that Exhibit 10.1 had been filed in redacted form pursuant to the confidentiality request and Exhibit 10.1 did not consistently indicate from what portions of the Contract’s text information had been redacted.  The Company has revised the exhibit list to add the appropriate footnote and Exhibit 10.1 to clearly indicate where information has been redacted from the Contract.

This Amendment does not reflect events occurring after the May 12, 2009 filing of the Quarterly Report, or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the corrections discussed above.

Item 6.  Exhibits.

10.1*	Base Contract for Sale and Purchase of Natural Gas, dated July 1, 2008 by and between Corning Natural Gas Corporation and Atmos Energy Marketing, LLC

31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed or furnished herewith.  Certain information has been redacted from Exhibit 10.1 and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

**	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS CORPORATION

Date: May 15, 2009	By:	/s/ Michael I. German
Michael I. German, Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)