Form 10-Q
period 2009-06-30
CORNING NATURAL GAS CORP
filed 2009-08-12
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of Shares outstanding of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	1,010,356
Class	Shares outstanding as of August 12, 2009

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2009.

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

Subsequent events were evaluated through August 12, 2009, the date these financial statements were issued.

Note B - New Accounting Standards

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations." SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

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

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 163 on its consolidated financial statements but does not expect it to have a material effect.

In May 2009, FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes principles and requirements for subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is required to adopt this standard in the current period. Adoption of SFAS 165 did not have a significant effect on the Company's consolidated financial statements.

In June 2009, FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is required to adopt this standard in October 2010. The Company is evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is required to adopt this standard in October 2010. The Company is evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS 168 on its consolidated financial statements but does not expect it to have a material effect.

Note C - Statement of Other Comprehensive Income (Loss)

Note D - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Contributions

The Company expects to contribute $502,252 to its Pension Plan and $84,334 to its other Post Retirement Benefit Plan in fiscal year 2009. A total of $170,413 has been paid to the Pension Plan for the first nine months of this fiscal year.

Note E - Rate Case

On March 27, 2009, Corning Natural Gas Corporation, the Staff of the New York Department of Public Service, the Village of Bath Electric, Gas and Water Systems and multiple interveners (representing large industrial customers in the Company's service area) entered into and filed with the New York Public Service Commission ("NYPSC") a settlement agreement (the "Joint Proposal") in the Company's current gas rate case, Case 08-G-1137. The Joint Proposal, if adopted by the Commission, would, starting in September 2009, raise delivery base rates by $972,794. The Joint Proposal includes the establishment of a Merchant Function Charge ("MFC") for the commodity-related costs of natural gas service. The MFC surcharge is separate from the delivery base rate increase and would collect $523,538. The Joint Proposal also establishes a process to adjust rates in September 2010 for new capital expenditures and property taxes, as well as establishing a "revenue decoupling mechanism," intended to encourage conservation, and a sharing formula for "producer revenues," the revenues derived from service provided to natural gas producers in the Corning area. The Joint Proposal also continues certain infrastructure and safety mandates. On July 16, 2009 the NYPSC approved the Joint Proposal as submitted by the parties. However, the NYPSC added a provision that would establish an earnings sharing mechanism ("ESM") for Corning. The ESM provides for sharing of revenues between customers and Corning if the Company's average earned return on equity for rate years one and two exceeds an earnings sharing threshold of 11.85 percent. The customers would receive 50 percent of earnings exceeding 11.85 percent, 75 percent of earnings exceeding 14.1 percent, and 90 percent of earnings exceeding 16.1 percent. In order to give the Company an opportunity to be heard on the ESM proposal, the Commission issued a show cause order as to why the NYPSC should not adopt an ESM. The Company will have an opportunity to comment on the ESM proposal. The Company has filed comments opposing the ESM proposal. The NYPSC will consider the Company's comments and determine if the ESM proposal should be implemented or modified at its August 2009 session.

Note F - Financing Activities

On May 7, 2008, we entered into a credit agreement with M&T Bank to provide for a $6.0 million note for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This note was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. In October 2008, we obtained $1.0 million of financing in a form of Demand Note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% at the end of June of 2009.

Note G - Director Compensation

On April 1, 2008, the board of directors agreed to increase the compensation for all board members from 50 shares of our restricted common stock for each quarter of service as a director to 150 shares of our restricted common stock for each quarter of service as a director. The shares awarded will become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors. In the first quarter of fiscal 2009, directors were issued compensatory shares for service from January 2007 through March 2008. Directors were issued compensatory shares for service from April 2008 to March 2009 on April 1, 2009. Information regarding shares of restricted stock awarded to directors in fiscal 2009 is summarized below.

We also recognized in March 2009, 100 shares valued at $15.35 a share, that were paid to Robert J. Pollock for two consecutive quarters for service to the Board of Directors, January 2007 through May 2007.

Note H - Fair Value Measurements

The Company has determined the fair value of certain assets through application of SFAS No. 157, "Fair Value Measurements."

Fair value of assets and liabilities measured on a recurring basis at June 30, 2009 and 2008 are as follows:

Gains and losses included in earning for the periods reported in investment income as follows:

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active market.

Note I - Stock Options

On November 5, 2007, the Board of Directors granted stock options to the Company President and Chief Executive Officer totaling 75,000 shares. 25,000 of the stock options were vested immediately and 25,000 additional options vest on each of the 1st and 2nd anniversary of the grant date. The Company is recognizing $29,157 quarterly, a total of $116,628 expense for the fiscal year 2009, using the Black-Scholes option pricing model for the 25,000 shares that vested on November 5, 2008.

Note J - Rights Offering

During the third quarter of 2007 we conducted a rights offering. The rights offering provided holders of our common stock with the right to purchase, at the price of $16.00, one "investment unit" for each share of common stock held. Each investment unit consists of one share of common stock and one four-year warrant to purchase .7 shares of our common stock at a price of $19.00. The rights offering resulted in warrants being issued for 211,842 shares. On July 1, 2009, we amended the warrant agreement to reduce the exercise price of the warrants to $15.00 a share from July 6, 2009 to August 5, 2009. After August 5, 2009, the exercise price returned to $19.00 a share. Corning's board of directors elected to reduce the exercise price in order to increase the likelihood that the warrants would be exercised in the near term. During the month in which the exercise price was reduced, warrants to purchase 185,756 shares were exercised, comprising 87.7% of the outstanding warrants. We received $2,786,340 in connection with the warrant exercises. This capital will be used to support our business plan.

On August 3, 2009, Richard M. Osborne, a significant shareholder of Corning and the former chairman of our board of directors, brought an action against Corning and Registrar and Transfer Company, the transfer agent for our warrants, in the United States District Court for the Western District of New York, Rochester Division, seeking to enjoin the closing of the warrant exercises. In his complaint Mr. Osborne claims that Corning's board did not have the authority to amend the warrant agreement to reduce the exercise price. On August 4, 2009, Judge Michael A. Telesca heard oral arguments of the parties and denied Mr. Osborne's request for a temporary restraining order. Although the case is still pending, we believe Mr. Osborne's claims are without merit and intend to vigorously defend the suit.

Note K - 311 Filing

On July 27, 2009, the Company filed a Notice of Rate Election and a Statement of Operating Conditions Docket No. PR09-30-000 for NGPA section 311 firm transportation service pursuant to sections 284.123(b)(ii) and 284.123(e) of the Federal Energy Regulatory Commission's regulations. This filing will allow Corning to transport excess local production volumes into the interstate transmission system.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,500 customers through 400 miles of pipeline in the Corning and Hammondsport, New York areas. Residential growth in our service territory is dependent on overall economic activity. Corning Inc., the largest employer in our service area, announced this year a reduction in work force locally. In aggregate the Company has not seen any meaningful change in billing to large customers to date. The Company's major growth opportunities exist in extending our mains to areas not currently served by natural gas, as well as connecting to local gas production. During fiscal 2009, the Company completed construction on its 1.8 mile long 10" steel distribution pipeline in the Town of Caton to interconnect with Marcellus Shale gas production located in Pennsylvania. This pipeline has been operational since late January. We also completed construction on a 1.2 mile long 6" HDPE distribution pipe to feed a commercial asphalt plant in the Town of Bath and began supplying gas to the plant for the 2009 construction season in May 2009.

We are also in the process of making capital investments to improve our infrastructure including upgrading our distribution system through replacement of distribution mains and customer service lines. The Company has designated seven miles of bare steel pipe and 400 bare steel services for replacement during calendar year 2009 in addition to replacing and/or upgrading portions of two major supply pipelines. Additionally the Company will continue toward its goal to end the calendar year with 10 or less repairable leaks remaining on our books.

Our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended June 30, 2009 net income was comparable to the same period in 2008 because lower revenues were offset by lower overall expenses. Higher earnings for the nine month period in 2009 were primarily the result of a decrease in interest expense offset partly by a loss in investment income. As a regulated utility company, stockholders' equity is an important performance indicator. The New York Public Service Commission ("NYPSC") allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is therefore a precursor of future earnings potential. For the 2009 fiscal year to date, stockholders' equity increased from $9.96a share to $10.79 a share. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. With regards to the safety indicators that are tracked in 2009 the Company continued its effort to improve the gas system. For the third fiscal quarter of 2009 we repaired 16 leaks, replaced 170 bare steel services and replaced 15,460 feet of bare steel main.

Revenue and Margin

Utility operating revenue decreased $2,250,147 in the three months ended June 30, 2009 compared to the same period last year and $735,751 in the nine months ended June 30, 2009 compared to the prior year, due to lower gas costs. The most significant change in gas costs has occurred in the last three months. The average price of commodity gas has averaged $5.63 a mcf for the third quarter this year compared to an average of $11.68 for the same period last year.

Margin percentage increased 23.19% for the three months ended June 30, 2009 compared to the same period last year primarily because of lower gas costs, a favorable GAC adjustment and local production revenues. Our margin percentage increased 2.22% for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 mainly due to lower gas costs and local production revenues.

Operating Expenses

Gas supply is our largest expense. We entered into a gas management agreement with Atmos Energy Marketing, LLC starting July 1, 2008 that continues until March 31, 2010. Purchased gas expense decreased $2,118,713 to $1,221,310 in the three months ended June 30, 2009 compared to $3,340,023 in the same period last year due primarily to lower gas cost and favorable GAC adjustments for the period. This is also the main reason for the decrease of $922,323 in purchase gas expense for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. Other operating and maintenance expense increased in the third quarter of fiscal 2009 to $1,576,220 compared to $1,457,602 in the same quarter of 2008 due primarily to expense recognized this quarter for stock options and directors' fees. These are the main reasons for the increase of $272,459 for operating and maintenance expense for fiscal 2009 to date compared to 2008. Depreciation expense increased to $198,097 in this quarter of 2009 from $170,308 in 2008 and $575,621 this year to date from $519,170 in 2008 due to increased investment in plant property and equipment. Interest expense decreased from $556,357 to $206,960 for the quarter and from $1,408,694 to $661,922 for the first nine months primarily due to refinancing activities and lower interest rates on variable rate debt.

Net Income

Net income decreased to $25,503 for the three months ended June 30, 2009 compared to $26,937 for the same period last year because lower revenues were partially offset by lower total expenses including a change from income tax expense of $58,858 in 2008 to a benefit of $182,718 in 2009. Earnings increased $83,279 for the nine months ended June 30, 2009 over the nine months ended June 30, 2008. The increase is primarily attributable to a decrease in interest expense of $746,772, offset in part by a loss of $161,919 for the nine months ended June 30, 2009 on realized gains (losses) plus interest and dividend income earned on investments compared to a gain of $376,091 for the comparable period last year.

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

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $1.0 million annually and have increased significantly due to an infrastructure investment mandate in our December 2007 rate order. In the first nine months of fiscal year 2009 alone we have invested $3.1 million to improve our infrastructure, including upgrading our distribution system through replacing mains and customer service lines as well as two major expansion projects.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we have an $8 million line of credit with an interest rate of the greater of 4.0% or 2.25 basis points above LIBOR . The amount outstanding under this line on June 30, 2009 was $4.7 million. Collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in and to all natural gas purchases by us utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale thereof and accounts receivable pertaining to such sale. We rely heavily on our credit lines to finance gas purchases that we place in storage.

We have $10.1 million in long term debt outstanding. We repaid $472,052 in the first nine months of 2009 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with M&T Bank to provide for a $6.0 million note for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This note was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, believes that the refinancing with M&T Bank may breach the negative covenants contained in the 1997 note agreement. As a result, Great West claims that the note holders are entitled to share in the security interest the Company has granted to M&T Bank. Great West is currently in discussion with the Company to resolve this matter. However we cannot guarantee that Great West will not call a default under our senior notes, which would significantly impair our financial position.

During this quarter we are mainly injecting gas into storage and by June 30, 2009, had a balance of $1,183,038 worth of gas in storage. We anticipate that we will have sufficient gas to supply our customers for the current winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In September 2008, we refinanced a line of credit and a term loan with banks in order to increase our credit limit and decrease interest expense. The limit on the line of credit was increased from $7.0 million to $8.0 million. The line of credit was renewed on June 5, 2009 at the rate of the greater of 4.0% or 30 days LIBOR plus 2.25%. The interest rate on this loan will be adjusted monthly and was 4.0% at June 30, 2009. We believe we are in compliance with the financial covenants in these debt instruments as of June 30, 2009.

In October 2008, we obtained $1.0 million of financing in a form of demand note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% as of March 31, 2009.

Regulatory Matters

Energy Efficiency

On June 23, 2008, the NYPSC issued an order in Case 07-M-0548 Proceeding on Motion of the Commission Regarding an Energy Efficiency Portfolio Standard ("EEPS"). In that order, as amended on July 3, 2008, the NYPSC determined that a Gas System Benefits Charge ("GSBC") should be established for New York gas utilities that have 14,000 customers or more. As such, Corning was required to establish a GSBC effective October 1, 2008 and collect from its customers $148,647 annually until December 31, 2011. One quarter of the annual amount was collected from October to December of 2008 and we began collecting the full amount in January 2009. These funds will be used for NYPSC approved energy efficiency initiatives in the Corning franchise area. The funds collected will be disbursed and reconciled to energy efficiency expenditures annually. Any over or under collection will be included in the GSBC rate determination for the following year. The additional revenues collected through the GSBC will not impact income from operations. The Company's plan was approved in Case 08-G-1010 dated April 7, 2009 and was implemented on July 1, 2009.

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

New Franchise

The Virgil Town Board granted the Company a franchise to provide natural gas service to the Town of Virgil, New York on March 12, 2009. The Town of Virgil is the home of a ski resort/recreation complex. The Company has a contract to provide gas transportation to the complex. The Company filed Case 09-G-0252, a petition seeking approval of the Virgil franchise, with the NYPSC on March 20, 2009. The Virgil franchise petition was approved by the Commission on June 19, 2009 with certain conditions that were unacceptable to the Company. The Company on July 3, 2009 petitioned for re-hearing on the Commission decision. The Commission reissued its Virgil Order with certain modifications that were acceptable to the Company on July 21, 2009. Construction started the first week of August on this project.

Dividends

On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock. The Company declared a quarterly dividend of $0.12 per share, and paid the second quarter dividend on July 15, 2009, to shareholders of record as of June 30, 2009.

Temporary State Energy and Utility Service Conservation Assessment

Effective July 1, 2009, the rates and charges under Service Classifications SC1, SC2, SC5, SC6, SC7 and SC14 and contract customers will be increased by a surcharge to recover the Temporary State Energy And Utility Service Conservation Assessment imposed pursuant to Chapter 59 of the Laws of 2009, Public Service Law Section 18-a(6). The surcharge will be determined according to Commission "Order Implementing State Assessment" issued June 19, 2009 in Case 09-M-0311. The surcharge will be set forth on the company's State Assessment Surcharge Statement. This assessment will be in effect from April 1, 2009 to March 31, 2014 and collected funds will be remitted directly to the New York State's General Fund. The first year assessment of $1.1 million (April 1, 2009 to March 31, 2010) will be due and payable on September 15, 2009. Thereafter payments will be made on a semi-annual basis in March and September for subsequent tax years. To ameliorate the impact of the first year payment on the Company's cash flow, the Company filed on June 30, 2009, on an emergency basis, a petition with the Commission to recover the assessment associated with all customers other than residential customers over a nine month period instead of a twelve month period. The Company in its petition proposed to collect the assessment on residential customers over the months of July and August via a fixed customer charge. The Commission in Case 09-G-0546 issued on July 24, 2009, granted the Company's petition in part. The Commission approved recovery of the assessment over the nine month period proposed by the Company. However, it denied the Company's request to collect the residential assessment over the months of July and August. Instead, it required the Company to collect the residential amount over the nine month period similar to all other customer classes on a per MCF basis. The Commission assessment, including any carrying costs (finance charges), is fully recoverable from customers and will have no impact the Company's earnings.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended September 30, 2008, filed on December 19, 2008. It is increasingly important to understand that the application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The most significant principles that impact us are discussed below.

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

Accounting for Regulated Operations - Regulatory Assets and Liabilities

All of our business is subject to regulation. Our regulated utility records the results of its regulated activities in accordance with SFAS No.71, "Accounting for the Effects of Certain Types of Regulation," which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, SFAS No. 71 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 2009, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer each concluded that the Company's disclosure controls and procedures are effective as of June 30, 2009.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

We did not become a party to or settle any legal proceedings in the quarter ended June 30, 2009. However, please see "Note J - Rights Offering" for information regarding a suit brought against the Company after the end of the quarter.

Item 1A. Risk Factors.

Please refer to the Company's Form 10-K for the year ended September 30, 2008 for disclosure relating to certain risk factors applicable to the Company. We cannot guarantee that Great West will not call a default under our senior notes, which would significantly impair our financial position. Great West is currently in discussion with the Company to resolve this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.
10.1* First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008

10.2* Amended and Restated 2007 Stock Plan

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

CORNING NATURAL GAS CORPORATION

Date: August 12, 2009 ________________________________________

By Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: August 12, 2009 ________________________________________

By Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)