Form 10-K
period 2009-09-30
CORNING NATURAL GAS CORP
filed 2009-12-18
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Securities registered pursuant to Section12(b) of the Act:

None

Securities registered pursuant to Section12(g) of the Act:

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and a "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 634,457 shares of the Common Stock held by non-affiliates of the Registrant at the $15.50 average of bid and asked prices as of September 30, 2009 was $9,834,084

Number of shares of Common Stock outstanding as of the close of business on December 1, 2009 1,011,117

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the twelve month period ended September 30, 2009, and definitive proxy statement relating to the 2010 annual meeting of shareholders are incorporated by reference into Part III hereof.

Information contained in this Form 10-K and the Annual Report to shareholders for fiscal 2009 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See "Cautionary Statement Regarding Forward-Looking Statements" below.

Table of Contents

For the Fiscal Year Ended September 30, 2009

PART I

ITEM 1 - BUSINESS

Corning Natural Gas Corporation (the "Company," "we" or "our"), incorporated in 1904, is a natural gas utility. We distribute natural gas through our own distribution and transmission network to residential, commercial, industrial and municipal customers in the Corning, New York, area and to two other gas utilities which service the Elmira and Bath, New York, areas. We are franchised to supply gas service in all of the political subdivisions in which we operate. We are under the jurisdiction of the Public Service Commission of New York State which oversees and sets rates for New York gas distribution companies.

Gas Supply

We have contracted with various sources to provide natural gas to our distribution system. We maintain storage capacity of approximately 586,000 decatherms ("Dth"). We have a contract with Atmos Energy Marketing, LLC to manage our transportation and storage assets. The contract is in place from July 2008 through March 2010.

We have secured the required fixed price and storage gas supply for the 2009-2010 winter season and are managing our storage and gas supply contracts to assure that we follow our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve our approximately 14,500 customers.

We do not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas drilling activity over the last several years has been robust, and domestic reserves and production have increased. We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas, and continue to receive material inventory from various reliable sources.

Seasonality

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Company's weather normalization and revenue decoupling clauses in our latest NYPSC rate order serve to stabilize net revenue from the effects of unusual temperature variations and conservation. The weather normalization and revenue decoupling clauses allow us to adjust customer billings to compensate for changes in net revenue.

Significant Customers

We have four major customers, Corning Incorporated, New York State Electric & Gas, Bath Electric, Gas & Water Systems, and Fortuna Energy. The loss of any of these customers would have an impact on our financial results. Additional information is provided in Note 2 to the Notes to Consolidated Financial Statements.

Employees

We had 53 employees as of September 30, 2009 and 54 as of September 30, 2008. Of this total, 45% are union labor working under a contract that will expire November 1, 2011.

Competition

Historically, the competition in our residential market has been primarily from electricity for cooking, water heating and clothes drying, and to a very small degree, for heating. The price of gas remains low in comparison to that of electricity in our service territory and our competitive position in the residential market continues to be very strong. Over 90 percent of our residential customers heat with gas. When we expand our range to attract new customers, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today.

We face limited competition from oil in the commercial and industrial market. We have been able to compete successfully through several mechanisms, including providing customers the option of transporting their own gas. We are able to maintain our profit margin in these situations because our transportation rate is equal to the lowest unit rate of the appropriate rate classification, exclusive of gas costs.

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

Our ability to provide natural gas depends both on our own operations and facilities and that of third parties, including local gas producers and natural gas pipeline operators from whom we receive our natural gas supply. The loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash flows and increase our costs of repairs and replacement of assets. Although we carry property insurance to protect our assets and have regulatory agreements that provide for the recovery of losses for such incidents (under our rate order we can defer extraordinary expenses for future recovery), our losses may not be fully recoverable through insurance or customer rates.

Significantly warmer than normal weather conditions may affect the sale of natural gas and adversely impact our financial position and the results of our operations.

The demand for natural gas is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could reduce our earnings and cash flows as a result of lower gas sales. We mitigate the risk of warmer winter weather through the weather normalization and revenue decoupling clauses in our tariffs. These clauses allow the Company to surcharge customers for under recovery of revenue.

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

Our business follows the economic cycle of the customers in our service regions, Corning, Bath, Hammondsport and Virgil, New York. A falling, slow or sluggish economy could reduce the demand for natural gas business by forcing customers to incur plant slowdowns or shutdowns.

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

Our success depends in large part upon the continued services of our senior executives and other key employees. Although we have entered into an employment agreement with Michael I. German, our president and chief executive officer, he can terminate his agreement on ninety days notice. Other significant employees, who have not entered into employment agreements, may terminate their employment at any time. The loss of the services of any significant employee could have a material adverse effect on our business.

Concentration of share ownership among our largest shareholders may prevent other shareholders from influencing significant corporate decisions.

The five largest holders of our common stock own over 50% of the company. As a result, if any chose to act together, they would have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders.

We will need additional equity or debt financing to meet all of our cash needs.

Although we will have cash resources available for general corporate purposes, we do not generate sufficient cash flows to meet all of our cash needs. Historically, we have made large capital expenditures in order to fund the expansion and upgrading of our distribution system. We have also purchased and will continue to purchase natural gas to store in inventory. The successful continuation of our business will be dependent upon our ability to obtain additional equity or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Additional financing may have unacceptable terms or may not be available at all for various reasons including:

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

The Company's pipeline system is surveyed each year as required for compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 400 miles of distribution main, 15,000 services, and 86 regulating stations, along with various other properties are owned by the Company, except for one section of 10" gas main that is under long term lease and is used primarily to serve Corning Incorporated. All of the property owned by the Company is adequately insured and is subject to the lien of the Company's first mortgage indenture.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than a former Chairman of the Company who filed suit against the Company in the Western District of New York relative to certain post-retirement benefits on August 9, 2007. Litigation has entered into the discovery phase. We cannot predict the duration, cost or outcome of this litigation.

On August 3, 2009, Richard M. Osborne, a significant shareholder of Corning and the former chairman of our board of directors, brought an action against Corning and Registrar and Transfer Company, the transfer agent for our warrants, in the United States District Court for the Western District of New York, Rochester Division, seeking to enjoin the closing of the warrant exercises. In his complaint Mr. Osborne claims that Corning's board did not have the authority to amend the warrant agreement to reduce the exercise price. On August 4, 2009, the District Court denied Mr. Osborne's request for a temporary restraining order. Because of the procedural requirements of the original relief sought, Mr. Osborne may not continue the action unless he properly serves the Company. To date, no such service has been attempted and there has been no further activity in connection with these claims.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Company's common stock is traded is the Over-the-Counter Bulletin Board, or OTCBB, under the symbol "CNIG". Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCBB for the Company's common stock for each quarter within the Company's last two fiscal years. Because the Company's stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Company's common stock was 271 at September 30, 2009.

DIVIDENDS

As part of the 2007 rate order from the NYPSC, the Company was not allowed to declare or pay dividends and/or buy back its stock. We filed a petition to remove this restriction on September 16, 2008. On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock. The Company declared quarterly dividends of $0.12 per share for each of the quarterly periods after the prohibition was lifted and paid on April 15, 2009 to shareholders of record as of March 31, 2009; on July 15, 2009 to shareholders of record as of June 30, 2009; and on October 15, 2009 to shareholders of record as of September 30, 2009.

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. As part of this program, 291 shares were issued on July 15, 2009, and 470 shares were issued on October 15, 2009.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,500 customers through 400 miles of pipeline in the Corning and Hammondsport, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably proximate to areas we currently serve. In addition, the Company continues to see expansion opportunities into the commercial and industrial markets. For example, our largest customer, Corning Inc., has added additional manufacturing capacity in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. For example, we completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline, in conjunction with planned projects for 2010 could double throughput on our system and have a significant impact on margins. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. By the end of 2010, we anticipate that our operations and infrastructure will have reached superior levels.

Our key performance indicators are net income and shareholders' equity.

In 2009, our consolidated net income was $672,285. Net income in 2009 was lower than 2008 because of higher depreciation and tax expenses as well as the lack of one-time items that occurred in 2008.

In 2008, our consolidated net income was $1,006,349. This was mainly due to operating for the full year under two rate increase orders as well as additional storage carrying cost revenue and recognition of producer's revenue. In May 2006, we received an order from the New York Public Service Commission (NYPSC) permitting us to increase our rates by $2.7 million effective October 1, 2006. This was the principal reason we returned to profitability in 2007. At the end of 2007 we received another rate increase of $681,000 that positively impacted 2008 earnings.

As a regulated utility company, shareholders' equity is an important performance indicator for us. The NYPSC allows us to earn a reasonable return on shareholders' equity. Shareholders' equity is therefore a precursor of future earnings potential. In 2009, shareholders' equity increased by $1.8 million due, in part, to a one month reduction in the exercise price of outstanding warrants from $19.00 per share to $15.00 per share which resulted in warrant holders exercising for shares of common stock in which we raised $2.8 million in gross proceeds. In 2008 shareholders' equity increased from $7.2 million to $7.9 million due to positive earnings. Going forward, we continue to focus on rebuilding shareholders' equity.

Other performance indicators that we track include leak repair, main and service replacements and customer service metrics. During 2009 we made a significant effort to improve our infrastructure by investing $4.8 million in system improvements and projects, repairing 190 leaks, and replacing 459 services and 10.6 miles of gas main. In 2008 we improved infrastructure by spending $4.0 million in our system to make it more reliable. We also repaired 321 leaks and replaced 513 services and over 6 miles of gas main.

Our customer service group has implemented several changes to positively impact our customers. Beginning in 2007, customers have the option of third party payment of their gas bill through their lending institution. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of the bill. Our principal customer service metric is the number of customer complaints we receive. In 2009, the NYPSC reported 31 complaints against us. This compares to 18 in 2008 and 29 in 2007.

Earnings

Earnings (loss) on a consolidated basis were as follows:

2009 compared with 2008. We had income of $672,285 or $0.79 per share, compared to $1.0 million or $1.24 per share in 2008, a decrease of $334,064. The decrease is primarily caused by increases in depreciation and tax expenses as well as the lack of one-time items that occurred in 2008.

2008 compared with 2007. We had income of $1.0 million or $1.24 per share, in 2008 compared with $259,545 or $0.49 per share in 2007, an increase of over 288%. The increase in earnings is primarily due to a rate increase that became effective in December 2007, a contribution in aid of construction of pipeline valued at $649,900, a $300,000 loan that was forgiven by Corning Incorporated, as well as lower interest rates. This was partially offset by a write down of $575,683 of deferred interest, a Gas Adjustment Clause (GAC) reconciliation of $175,553 and realized losses in our investment income of $160,131.

Revenue

2009 compared with 2008. In 2009 our operating revenue decreased $2.1 million, or 8.1%, primarily because of lower gas costs.

2008 compared with 2007. In 2008 our operating revenue increased $1.3 million, or 5.3%, primarily because of the 2007 rate increase.

Our operating revenue was:

Our margin decreased by $420,833 while increasing to 44.99% of revenue. Margins decreased because of the lack of revenue recognized with respect to a one-time contribution of pipe in 2008. The percentage of revenue increased because the cost of gas resulted in lower revenues and purchase costs.

Our margin increased by $1.4 million to 42.99% of revenue in 2008 compared to 39.3% of revenue in 2007 due primarily to the December 2007 rate increase, the contribution to one of our projects of pipeline valued at $649,900, and colder weather.

On December 13, 2007, the NYPSC granted a rate increase that became effective on that date and improved our margins.

Looking forward, we anticipate additional margin growth due to latest rate order effective in September 2009. Our cost of gas should remain stable because of our access to local production and a more favorable gas supply asset management agreement that we entered into with Atmos Energy Marketing LLC in 2008.

Operating Expenses

2009 compared with 2008. Operating expenses increased to $6.6 million in 2009 from $6.4 million in 2008 primarily because of increased administrative expense. Depreciation and amortization increased from $694,251 in 2008 to $762,197 in 2009 because of increased capital expenditures. Our purchase gas costs have decreased $1.7 million from 2008 to 2009 mainly because of lower gas prices.

2008 compared with 2007. Our operating expenses decreased primarily because of reduction of operating and maintenance cost, from $6.9 million in 2007 to $6.4 million in 2008. Depreciation and amortization expenses increased from $625,498 in 2007 to $694,251 in 2008 because of increased capital expenditures. Our purchase gas costs remained relatively stable.

Investment Income

Our investment income decreased by $59,316 to a loss of ($49,439) in 2009 compared to a gain of $9,877 in 2008. The main factor in this loss was the realized losses on a trust fund established to fund post-retirement compensation to certain officers. The fund had realized losses of $18,715 in the first fiscal quarter and additional losses of $214,675 in the second quarter.

Our investment income decreased by $258,626 to $9,877 in 2008 compared to $268,503 in 2007. This was primarily due to realized losses on the trust fund of $24,365 in the third fiscal quarter of 2008 and additional realized losses of $135,766 in the fourth quarter.

Effective Tax Rate

Our effective tax rate for the period ending September 30, 2009 was 24.2% instead of the expected 42.1% (we are now recognizing a 35% federal provision and 7.1% New York State provision) primarily due to bonus depreciation allowed this year. Our effective tax rate for the period ending September 30, 2008 decreased to 11.3% from the expected rate of 41.1% (34% federal provision and 7.1% New York State provision). This was primarily due to reconciling several years of book tax to actual federal and New York State taxes paid that resulted in a net benefit to the Company of $318,950. Taxes paid have also been affected by the amount of net operating loss (NOL) carryforward on both federal and state returns and have positively affected our effective tax rates for the periods ending September 30, 2008 and 2007. In 2007, this carryforward resulted in a 5.8% tax benefit instead of a tax expense. See also Note 6 to the Notes to Consolidated Financial Statements below.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain or loss on sale of securities, deferred income taxes and losses on sale of discontinued operations. Over or under recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows from investing activities consist primarily of capital expenditures.

In October 2008, we obtained $1.0 million of financing in a form of Demand Note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% at the end of September 2009.

In 2008 we refinanced certain long term debt at more favorable rates. We replaced $4.6 million of long term notes in the rate of 8.25% and 9.83% with a $6 million note of 5.96% with Manufacturer and Traders Trust Company, or M&T Bank. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, believes that the refinancing with M&T Bank may breach the negative covenants contained in the 1997 note agreement. As a result, Great West claims that the note holders are entitled to share in the security interest the Company has granted to M&T Bank. Great West has not called a default under the 1997 note agreement and is currently in discussions with the Company regarding an intercreditor agreement with M&T Bank with respect to sharing the collateral.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we had $8 million during 2009 available through lines of credit at local banks, the terms of which are disclosed in Note 5 to the accompanying consolidated financial statements. The amount outstanding under these lines at September 30, 2009 was $6.8 million. As security for our line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. We rely heavily on our credit lines and large portions of them are utilized throughout the entire year.

In 2009 we have $9.6 million in long term debt outstanding. We repaid $979,451 in 2009 consistent with the requirements of our debt instruments.

In 2008 we entered in to an agreement with Atmos Energy Marketing LLC and put 490,382 dekatherms equal to $5.2 million in to gas storage for the winter season. In 2009 we ended the year with 467,658 dekatherms at $2.3 million in storage. The lower inventory value is due to reduced gas costs. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2009-2010 winter season.

Other Comprehensive Income

Other comprehensive income ("OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 (formerly SFAS No. 115) and pension liability adjustments as required by FASB ASC 715 (formerly SFAS No. 158). A drop from 6.75 percent to 5.50 percent in the discount rate resulted in a $1.9 million pension liability adjustment and a related $1.9 million OCI loss in 2009.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

Long-term Debt

The fair market value of our long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2009, 2008 and 2007:

Lines of Credit

The Company has a line of credit with a local bank to borrow up to $8.0 million on a short-term basis. Borrowings outstanding under these lines were $6.8 million, $6.3 million and $4.5 million at September 30, 2009, 2008 and 2007, respectively. The maximum amount outstanding during the year ended September 30, 2009, 2008 and 2007 was $6.9 million, $6.3 million, and $6.6 million respectively. The line of credit is payable on demand with an interest rate of 4.0% on September 30, 2009. On September 3, 2009, due to market conditions, the interest rate formula was changed to the greater of 4% or 225 basis points above 30 days LIBOR. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. The weighted average interest rates on outstanding borrowings during fiscal 2009, 2008 and 2007 were 2.98%, 4.98%, and 8.25% respectively.

As of September 30, 2009, we believe that cash flow from operating activities, borrowings under our lines of credit and proceeds from the exercise of warrants will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

Interest Rate Risk

Our exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2009, these instruments consisted of a bank credit line of $8 million. The interest rate on this loan was 4.0% at September 30, 2009. Tied to the higher of 4.0% or 225 basis points above LIBOR, the rate could remain unchanged for months.

Regulatory Matters

The Company's business is regulated by the New York Public Service Commission (NYPSC) among other agencies.

On June 23, 2008 the NYPSCissued an order in Case 07-M-0548 Proceeding on Motion of the Commission Regarding an Energy Efficiency Portfolio Standard ("EEPS"). In that order, as amended on July 3, 2008, the NYPSC determined that a Gas System Benefits Charge ("GSBC") should be established for New York gas utilities that have 14,000 customers or more. Corning was required to establish a GSBC effective October 1, 2008 and collect from its customers $148,647 annually until December 31, 2011. One quarter of the annual amount was collected in the last quarter of 2008. These funds will be used for NYPSC approved energy efficiency initiatives in the Corning franchise area. The funds collected will be reconciled to energy efficiency expenditures annually. Any over or under collection will be included in the GSBC rate determination for the following year. Corning was required to make tariff changes to establish the GSBC by August 22, 2008 to become effective October 1, 2008, as well as filing a plan with the NYPSC that establishes energy efficiency programs consisted with its order in Case 07-M-0548. The additional revenues collected through the GSBC will not impact income from operations.

On August 22, 2008 in Case 06-G-0064 the Commission denied the Company's request filed on January 12, 2007 for deferral of interest cost in excess of the amount allowed in rates for the fiscal year ended September 30, 2006. The deferral request was $573,183. The Company on September 14, 2008 petitioned for re-hearing of the Commission decision in Case 06-G-0064 on the grounds that the Commission erred in its conclusion and the interest expense was neither incremental nor extraordinary and therefore did not qualify for deferral and recovery under current Commission guidelines. Action by the Commission on the Company's re-hearing request is unknown at this time.

On September 16, 2008, the Company filed a petition with the NYPSC to remove the restriction on paying common stock dividends and repurchasing common stock that had been imposed on Corning in Case 07-G-0772. On March 13, 2009, the NYPSC granted the Company's request and removed the prohibition on the payment of dividends on the Company's common stock. The Company commenced payment of a quarterly dividend on April 15, 2009, to shareholders of record as of March 31, 2009.

On November 25, 2008 the Federal Energy Regulatory Commission (FERC) approved the Company's Service Area Determination Pursuant to Section 7(f) of the Natural Gas Act under Docket CP08-472-000. This granted the Company the authority to cross into the State of Pennsylvania to connect to Marcellus Shale gas. As a result, the Company may transport gas from Pennsylvania via a new pipeline constructed to interconnect with the Company's New York distribution system.

In August 2009, in Case 08-G-1137, the NYSPC approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM) and a year two "capital tracker". This will allow the Company to file for rate relief in 2010 for new capital projects without a full blown rate proceeding. In addition, the percentage of producer revenue retained by the Company as an incentive was increased from 10% to 20%.

On September 18, 2009, in Case 09-G-0488, the NYPSC approved Corning's petition to issue long term indebtedness in the principal amount of $7,000,000 for the purpose of refunding existing obligations and financing new construction.

The Company on July 30, 2009 filed a petition to retain the transportation revenues from the Root Well operations that commenced in December 2008. The transportation revenues beginning with the rate year will be accounted for in accordance with the rate agreement that became effective on September 1, 2009. The treatment of transportation revenues for the period January-August 2009, amounting to $84,976, is in dispute. The NYPSC Staff is currently reviewing the Company's request.

On October 23, 2009 the FERC approved the Company's application under section 7(c) of the Natural Gas Act and section 284.224 of the FERC's regulations for a limited jurisdiction blanket certificate to sell and transport natural gas in interstate commerce. Under Section 284.224 of Part 284, subpart G, the Company, a local distribution company (LDC), and Hinshaw pipeline (exempt from FERC jurisdiction), is authorized to perform the same types of transactions which intrastate pipelines are authorized to perform under section 311 of the Natural Gas Policy Act. This will allow us to transport under our market area determination from Pennsylvania to New York State and then inject gas into interstate pipelines.

On October 26, 2009, the Company filed a petition in Case 09-G-0791 seeking a determination by the NYPSC as to the appropriate accounting for costs and revenues associated with facilities that will be used to transport substantial additional quantities of natural gas from gas producers in the vicinity of Corning, New York. Although the particular circumstances presented in the petition were not known at the time Corning, the Staff of the Department of Public Service and other parties entered into the March 27, 2009 Gas Rates Joint Proposal approved by the Commission in Case 08-G-1137, the Joint Proposal acknowledged that the Company might have such opportunities "to construct facilities to provide transportation to producers or others needing to transport natural gas" and that timely decision-making by the NYPSC, as well as by Corning, might be necessary to take advantage of those opportunities. Action is expected in early 2010.

On November 2, 2009, the Company filed a petition in Case 09-G-0790 for authority to transfer its pipelines 2, 3 and 6 from utility operations to a non-utility entity. The Company owns these pipeline facilities that are not currently needed for the rendition of natural gas distribution service. Those facilities, however, may, in the future, be useful for the purpose of transporting locally produced natural gas, a business distinct from the Company's provision of distribution service. Because transportation needs of local producers can arise quickly and require an equally rapid response, Corning seeks to position itself to be able to accommodate such transportation.

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

Accounting for Regulated Operations - Regulatory Assets and Liabilities

All of our business is subject to regulation by NYPSC. We record the results of our regulated activities in accordance with Financial Accounting Standards Board (FASB) ASC 980 (prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation"), which results in differences in the application of generally, accepted accounting principles between regulated and non-regulated businesses. FASB ASC 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, which requires the use of many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of our pension and post-retirement benefit costs and funding requirements. However, we expect to recover substantially all our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2009, these instruments consisted of bank credit line borrowings outstanding of $6,756,560. The interest rate (1.35 basis points above 30 days LIBOR) on this line was 4% during September 2009. The maximum annual impact of a 1% rate increase would be $80,000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Reports of EFP Rotenberg, LLP, Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Balance Sheets as of September 30, 2009 and 2008

Statements of Income for the years ended September 30, 2009, 2008 and 2007

Statements of Stockholders' Equity for the years ended September 30, 2009, 2008 and 2007

Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) - CONTROLS AND PROCEDURES

The following information is furnished, not filed, as provided by the applicable regulations of the Securities and Exchange Commission.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2009.

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

The Audit Committee of our Company's Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee's Report will be reported in the Proxy Statement issued in connection with the Company's 2010 Annual Meeting of Shareholders.

The Company's management, including the Company's chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 2010 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics." The Proxy Statement will be filed with the SEC prior to January 28, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Shareholders" and "Equity Compensation Plan Information" at September 30, 2009" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC prior to January 28, 2010.

PART IV

10.5	Agreement between the Company and Local 139, dated September 1, 1998 (incorporated by reference to the Company's Form 10-KSB for December 31, 1998)
10.6	Service Agreement with CNG Transmission Corporation (incorporated by reference to the Corporation's Form 10-KSB for December 31, 1993)
10.7	Sales Agreement with Bath Electric, Gas and Water (incorporated by reference to the Company's Form 10-KSB for December 31, 1989)
10.8	Transportation Agreement between the Company and New York State Electric and Gas Corporation (incorporated by reference to the Company's Form 10-KSB for December 31, 1992)
10.9	Transportation Agreement between the Company and Corning Incorporated (incorporated by reference Company's Form 10-KSB for December 31, 1992)
10.10	Service Agreement with Columbia Gas Transmission Co. (incorporated by reference to the Company's Form 10-KSB for December 31, 1993)
10.11	Collateral Assignment made by the Company to Community Bank, N.A., dated November 28, 2005 (incorporated by reference to Exhibit 10.6 of the Company#s Current Report on Form 8-K dated December 6, 2005)
10.12	First Amendment to Promissory Note/Agreement between the Company and Community Bank, N.A., dated November 28, 2005 (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated December 6, 2005)
10.13	Collateral Security Spreader Agreement between the Company and Community Bank, N.A., dated November 28, 2005 (incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K dated December 6, 2005)
10.14	Collateral Assignment of Membership Interest, made by the Company to Community Bank, N.A., dated November 28, 2005 (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K dated December 6, 2005)
10.15	Collateral Assignment of Moneys Due or to Become Due Under Promissory Note, made the Company to Community Bank, N.A. dated November 28, 2005 (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K dated December 6, 2005)
10.16	Security Agreement made by the Company to Community Bank, N.A., dated November 28, 2005 with respect to a purchase money security interest in certain natural gas supplies (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K dated December 6, 2005)
10.17	Security Agreement made by the Company to Community Bank, N.A., dated November 28, 2005 with respect to Collateral Assignment (incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K dated December 6, 2005)

10.18	Security Agreement made by the Company to Community Bank, N.A., dated November 28, 2005 with respect to Collateral Assignment of Membership Interest (incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K dated December 6, 2005)
10.19	Commercial Line of Credit Agreement made by the Company to Community Bank N.A. dated March 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 20, 2008)
10.20	Commercial Line of Credit Agreement and Note made by the Company to Community Bank N.A. dated March 19, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 20, 2008)
10.21	Change in Terms Agreements made by the Company to Community Bank N.A. dated October 22, 2007 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 20, 2008)
10.22	Change in Terms Agreements made by the Company to Community Bank N.A. dated March 19, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated March 20, 2008)
10.23	Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated May 7, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 7, 2008)
10.24	LIBOR Term Note made by the Company in favor of Manufacturere and Traders Trust Company dated May 7, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 7, 2008)
10.25	Specific Security Agreement made by the Company and Manufacturers and Traders Trust Company dated May 7, 2008 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 7, 2008)
10.26	General Security Agreement made by the Company and Manufacturers and Traders Trust Company dated May 7, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 7, 2008)
10.27	Mortgage between the Company and Manufacturers and Traders Trust Company dated May 7, 2008 (incorporated by reference to Exhibit 10.5 of the Company's Current Report

** Filed herewith

***Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

Date: December 18, 2009 By:	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 18, 2009	/s/ Firouzeh Sarhangi Firouzeh Sarhangi, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: December 18, 2009	/s/ Michael I. German Michael I. German, President and Chief Executive Officer and Director (Principal Executive Officer)
Date: December 18, 2009	/s/ Henry B. Cook Henry B. Cook, Chairman of the Board of Directors
Date: December 18, 2009	/s/ Ted W. Gibson Ted W. Gibson, Director
Date: December 18, 2009	/s/ Gregory J. Osborne Gregory J. Osborne, Director
Date: December 18, 2009	/s/ Stephen G. Rigo Stephen G. Rigo, Director
Date: December 18, 2009	/s/ Thomas J. Smith Thomas J. Smith, Director
Date: December 18, 2009	/s/ George J. Welch George J. Welch, Director

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Corning Natural Gas Corporation (the Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (PSC) which has jurisdiction over and sets rates for New York State gas distribution companies. The Company's regulated operations meet the criteria and accordingly, follow the accounting and reporting of FASB ASC 980 (prior authoritative literature: Statement of Financial Accounting Standards No. 71 (SFAS No. 71) "Accounting for the Effects of Certain Types of Regulation"). The Company's consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

(a) Principles of Consolidation and Presentation

The consolidated financial statements include the Company and its wholly owned subsidiary, the Corning Natural Gas Appliance Corporation.

It is the Company's policy to reclassify amounts in the prior year financial statements to conform with the current year presentation.

Subsequent events were evaluated through December 18, 2009, the date these financial statements were issued.

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

(f) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property was 2.1% in 2009, 2.1% in 2008, and 2.2% in 2007. At the time utility properties are retired, the original cost plus costs of removal less salvage are charged to accumulated depreciation.

(g) Revenue and Natural Gas Purchased

The Company records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed, as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company operates a weather normalization clause as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2.2% greater or less than a 30 year average. As a result, the effect on revenue fluctuations on weather related gas sales is somewhat moderated.

In addition to weather normalization, starting in September 2009, the Company started a revenue decoupling mechanism (RDM). The RDM reconciles actual delivery service revenues to allowed delivery service revenues (which are based on the annual customer and volume forecasts in the last rate case) for certain residential customers. The Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve month period starting the next calendar year.

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

(h) Marketable Securities

Marketable securities, which are intended to fund the Company's deferred compensation plan obligations, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders' equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss portion, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management's analysis of available market research. In 2009, 2008 and 2007, the Company sold equity securities for gains (losses) included in earnings of ($124,207), ($140,675), and $258,700 respectively.

The Company has determined the fair value of certain assets through application of FASB ASC 820 (prior authoritative literature: SFAS No. 157 "Fair Value Measurements").

Fair value of assets and liabilities measured on a recurring basis at September 30, 2009 and 2008 are as follows:

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

A summary of the marketable securities at September 30, 2009, 2008 and 2007 is as follows:

(i) Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

(j) Federal Income Tax

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

(k) Dividends

Dividends are accrued when declared by the Board of Directors. On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock. The Company declared quarterly dividends of $0.12 per share for each of the quarterly periods after the prohibition was lifted and paid on October 15, 2009 to shareholders of record as of September 30, 2009.

(l) Accounting for Impairment

The Financial Accounting Standards Board (FASB) ASC 360-10-15 (prior authoritative literature: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets") establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC 360-10-15 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2009, 2008, and 2007.

(m) New Accounting Pronouncements

In December 2007, FASB issued FASB ACS 805 (prior authoritative literature: SFAS No. 141(R), "Business Combinations"). FASB ACS 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ACS 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ACS 805 on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, FASB issued FASB ACS 810-10-65 (prior authoritative literature: SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51"). FASB ACS 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ACS 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ACS 810-10-65 on its consolidated financial statements but does not expect it to have a material effect.

In March 2008, FASB issued FASB ASC 815-10 (prior authoritative literature: SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133"). FASB ASC 815-10 requires enhanced disclosures about an entity's derivative and hedging activities. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ASC 815-10 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, FASB issued FASB ASC 944 (prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ASC 944 on its consolidated financial statements but does not expect it to have a material effect.

In June 2009, FASB issued FASB ASC 860-10-05 (prior authoritative literature: SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140"). FASB ASC 860-10-05 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is required to adopt this standard in October 2010. The Company is evaluating the impact the adoption of FASB ASC 860-10-05 will have on its consolidated financial statements.

(n) Revenue Taxes

The Company collects state revenue taxes. The amount included in Utility Operating Revenue and Taxes other than Federal Income Taxes was $118,579, $113,120, and $77,357 in 2009, 2008, and 2007 respectively.

(o) Stock Based Compensation

The Company accounts for stock based awards in accordance with FASB ASC 718 (formerly SFAS No. 123(R)). During fiscal 2009, the Company did not grant any options, but did award shares as compensation to our directors. On April 1, 2008, the board of directors agreed to increase the compensation for all board members from 50 shares of our restricted common stock for each quarter of service as a director to 150 shares of our restricted common stock for each quarter of service as a director. The shares awarded will become unrestricted upon a director leaving the board. Directors who also serve as officers of the Company are not compensated for their service as directors. In the first quarter of fiscal 2009, directors were issued compensatory shares for service from January 2007 through March 2008. Directors were issued compensatory shares for service from April 2008 to March 2009 on April 1, 2009. Information regarding shares of restricted stock awarded to directors in fiscal 2009 is summarized below.

(p) Earnings Per Share

Basic earnings per share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options and warrants. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options and warrants as determined using the Treasury Stock Method. Stock options and warrants that are antidilutive are excluded from the calculation of diluted earnings per common share. For 2009, 37,266 warrants were excluded as antidilutive and in 2008, 302,632 warrants were excluded as being antidilutive.

(q) Debt Forgiveness

In 2005 the Company had signed a contract with Corning Incorporated to make improvements to our Coopers Regulator Station to accommodate Corning Incorporated for their gas needs at its new diesel plant facility. Corning Incorporated agreed to pay for the entire project except for $300,000. In June of 2008, after negotiations, the Company's obligation to fund the $300,000 was forgiven and that amount was recognized as income.

(r) Other Matters

A former Chairman of the Company has filed suit against the Company in the Western District of New York on August 9, 2007, relative to certain post-retirement benefits. We have reserved $236,700 to cover the benefits related to the surrender of a key man life insurance policy while this matter is in litigation. Litigation has entered into the discovery phase. We can predict neither the duration, cost nor outcome of this litigation.

(s) Collective Bargaining Agreement

We had 53 employees as of September 30, 2009 and 54 as of September 30, 2008. Of this total, 45% are union labor working under a contract that will expire November 1, 2011.

(2) Major Customers

The Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results. Total revenue and deliveries to these customers were as follows:

(3) Regulatory Matters

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

As a regulated utility, the Company deferred certain costs for future recovery. In a purely competitive environment, such costs might have been currently expensed. Accordingly, if the Company's rate setting were changed from a cost-of-service approach and it was no longer allowed to defer these costs under FASB ASC 980 (formerly SFAS No. 71), certain of these assets may not be fully recoverable. However, the Company cannot predict the impact, if any, of competition and continues to operate in a cost-of-service based regulatory environment. Accordingly, the Company believes that accounting under FASB ASC 980 is still appropriate.

Below is a summary of the Company's regulatory assets as of September 30, 2009, 2008 and 2007:

Unrecovered gas costs. These costs arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1) and are recoverable in customer rates in the year following the reconciliation.

The Company expects that regulatory assets other than deferred unrecovered gas costs will be fully recoverable from customers by the end of its next rate case.

Although the Company recovers the cost of its regulatory assets, it does not earn a return on them.

(4) Long-term Debt

The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2009, 2008 and 2007:

(5) Lines of Credit

The Company has a line of credit with a local bank to borrow up to $8,000,000 on a short-term basis. Borrowings outstanding under this line were

$6,756,560, $6,322,974, and $4,515,000 at September 30, 2009, 2008 and 2007, respectively. The maximum amount outstanding during the year ended September 30, 2009, 2008 and 2007 was $6,877,870, $6,322,974, and $6,600,000 respectively. The line of credit is payable on demand with an interest rate of 4.0% on September 30, 2009. On September 3, 2009, due to market conditions, the interest rate formula was changed to the greater of 4% or 225 basis points above 30 days LIBOR. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. The weighted average interest rates on outstanding borrowings during fiscal 2009, 2008 and 2007 were 2.98%, 4.98%, and 8.25% respectively.

(6) Income Taxes

Our effective tax rate for the period ending September 30, 2009 was 24.2% instead of the expected 42.1% (we are now recognizing a 35% federal provision and 7.1% New York State provision) primarily due to bonus depreciation allowed this year. Our effective tax rate for the period ending September 30, 2008 decreased to 11.3% from the expected rate of 41.1% (34% federal provision and 7.1% New York State provision). This was primarily due to reconciling several years of book tax to actual federal and New York State taxes paid that resulted in a net benefit to the Company of $318,950. Taxes paid have also been affected by the amount of net operating loss (NOL) carryforward on both federal and state returns and have positively affected our effective tax rates for the periods ending September 30, 2008 and 2007. In 2007, this carryforward resulted in a 5.8% tax benefit instead of a tax expense.

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

(1) This amount is the total of $2,054,306 for tax depreciation (primarily bonus depreciation) less $681,920 for deferred taxes and $189,228 for prior period accrued income taxes.

The Company has net operating loss carry forwards available of approximately $6,000,000 as of September 30, 2009 that begin to expire at the end of 2019.

(7) Pension and Other Post-retirement Benefit Plans

In 1997, the Company established a trust to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $ 2,225,015 (plus $51,185 in additional stock), $2,318,636 (plus $51,185 in additional stock) and $1,922,411 at September 30, 2009, 2008 and 2007, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $2,020,773, $2,181,212, and $2,170,965 at September 30, 2009, 2008 and 2007, respectively. The assets of the trust are available to general creditors in the event of insolvency.

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

In addition to the Company's defined benefit pension plans, the Company offers post-retirement benefits comprised of medical and life coverages to its employees who meet certain age and service criteria. Currently, the retirees under age 65 pay 60% of their health care premium until Medicare benefits commence at age 65. After age 65, Medicare supplemental coverage is offered with Company payment of the premium. For union participants who retire on or after September 2, 1992, the Company cost for post-retirement benefits is contractually limited and will not exceed $150 per month. This contract is in effect until November 1, 2011. The monthly benefit for all non-union employees, regardless of retirement date, shall not exceed $150. In addition, the Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Company's pension and post-retirement plan benefits as of September 30:

Pension Benefits			Post-retirement Benefits		
	2009	2008	2007	2009	2008	2007
Change in benefit obligations:						
Benefit obligation at beginning of year	$12,481,252	$12,761,293	$12,290,456	$1,349,816	$989,829	$982,887
Service cost	336,356	238,039	270,822	49,846	17,795	18,105
Interest cost	1,014,783	774,665	747,233	110,153	60,075	59,705
Participant contributions	-	-	-	-	-	-
Actuarial (gain) loss	1,979,107	(526,353)	194,463	92,312	333,959	(21,701)
Benefits paid	(911,226)	(766,392)	(741,681)	(142,991)	(158,764)	(142,394)
Benefit obligation at end of year	14,900,272	12,481,252	12,761,293	1,459,136	1,242,894	896,602
Change in plan assets:						
Fair value of plan assets at beginning of year	9,863,486	10,905,432	9,768,612	-	-	-
Actual return on plan assets	(668,862)	(549,962)	942,484	-	-	-
Company contributions	529,817	274,408	936,017	88,604	51,842	49,167
Participant contributions	-	-	-	54,387	106,922	93,227
Benefits paid	(911,226)	(766,392)	(741,681)	(142,991)	(158,764)	(142,394)
Fair value of plan assets at end of year	8,813,215	9,863,486	10,905,432	-	-	-
Funded status	(6,087,057)	(2,617,766)	(1,855,861)	(1,513,523)	(1,349,816)	(989,829)
Unrecognized net actuarial loss / (gain)	4,901,108	1,811,406	1,375,588	41,837	(37,433)	(412,658)
Unrecognized PSC adjustment	-	-	10,082	-	-	-
Unrecognized prior service cost	(94,208)	117,996	139,600	-	-	-
Unrecognized net transition asset (obligation)	-	-	(9,876)	165,680	219,830	263,150
Additional minimum liability	-	-	(441,329)	-	-	-
(Accrued) prepaid benefit cost	(1,091,741)	(662,355)	(781,796)	(1,306,006)	(1,167,419)	(1,139,337)
Accrued contribution	-	26,009	73,742	-	-	-
Amounts recognized in the Balance Sheets consist of:						
(Accrued)/prepaid pension cost of as beginning of fiscal year	(662,355)	(781,796)	(1,402,418)	(1,167,419)	(1,139,337)	(1,105,386)
Pension (cost) income	(1,373,210)	(746,555)	(569,423)	(227,191)	(79,924)	(83,118)
Contributions	503,808	173,793	463,434	-	-	-
Change in receivable contribution	440,016	250,874	492,484	-	-	-
Net benefits paid	-	-	-	88,604	51,842	49,167
Change in additional minimum liability	-	441,329	234,127	-	-	-
(Accrued)/prepaid pension cost as of end of fiscal year	(1,091,741)	(662,355)	(781,796)	(1,306,006)	(1,167,419)	(1,139,337)

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2009. The rate is assumed to decrease gradually to 5% by the year 2012 and remain at that level thereafter. A 1% increase in the actual health care cost trend would result in approximately a 4.1% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.1% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.6% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.6% decrease in the accumulated post-retirement benefit obligation.

Pension Benefits			Post-retirement Benefits		
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost (benefit):						
Service cost	269,085	238,039	270,822	39,256	17,795	18,105
Interest cost	811,826	774,665	747,233	88,729	60,075	59,705
Expected return on plan assets	(784,626)	(862,102)	(792,152)	-	-	-
Amortization of prior service	19,030	21,604	28,151	-	-	5,428
Amortization of transition obligation	-	(9,876)	(39,510)	43,320	43,320	43,320
Amortization of PSC adjustment	-	10,082	40,335	-	-	-
FAS88 recognition - loss on curtailment	-	-	-	-	-	-
Amortization of unrecognized actuarial loss (gain)	431,240	397,011	294,643	(3,743)	(41,266)	(43,440)
Net periodic benefit cost (benefit)	746,555	569,423	549,522	167,562	79,924	83,118
Amounts recognized in the Balance Sheet consists of:						
Prepaid (accrued) benefit liability	(6,087,057)	(2,617,766)	(1,855,861)	(1,513,523)	(1,349,816)	(989,829)
Prior period adjustment	-	-	-	-	-	-
Regulatory adjustments	-	-	-	-	-	-
Change in receivable contribution	-	-	-	-	-	-
Net amount recognized at end of period	(6,087,057)	(2,617,766)	(1,855,861)	(1,513,523)	(1,349,816)	(989,829)
Weighted average assumptions used to determine net periodic cost at September 30:						
Discount rate	5.50%	6.75%	6.25%	5.50%	6.75%	6.25%
Expected return on assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%

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

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Company's most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $513,558, $730,000 and $777,858 for the years ended September 30, 2009, 2008 and 2007 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal $1,509,957, $1,439,522, and $1,562,301 as of September 30, 2009, 2008 and 2007 respectively.

The NYPSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company's rate case filings and financial reporting period, a regulatory receivable (liability) of $90,075, $24,911 and ($41,020) has been recognized at September 30, 2009, 2008 and 2007 respectively.

The Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the "Savings Plan"). All employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Company will match one-half of the participant's contribution up to a total of 2% of the participant's wages for the period December 29, 2005 through October 29, 2006, 50% of the participant's contribution up to a total of 4% of the participant's wages for the period October 30, 2006 through November 04, 2007, and 50% of the participant's contribution up to a total of 6% of the participant's wages for the period through September 30, 2009. The plan is subject to the federal limitation. The Company contribution to the plan was $83,478 in 2009, $62,280 in 2008 and $49,976 in 2007.

(8) Stock Options

On November 5, 2007, the Board of Directors granted stock options totaling 75,000 shares. 25,000 of the stock options vested immediately and 25,000 additional options vest on each of the 1st and 2nd anniversary of the grant date. On September 23, 2008, the Board of Directors approved performance based stock options totaling 19,000 shares to be vested on the 1st anniversary of the grant date.

Management has valued these options at their date of vesting utilizing the Black-Scholes Option Pricing Model. The following weighted average assumptions were utilized in the fair value calculations for options granted:

A summary of all stock option activity and information related to all options outstanding follows:

During the third quarter of 2007 we conducted a rights offering pursuant to a May 2006 order of the NYPSC that required us to conduct an equity offering and make various capital investments. The rights offering provided holders of our common stock with the right to purchase, at the price of $16.00, one "investment unit" for each share of common stock held. Each investment unit consisted of one share of common stock and one four-year warrant to purchase .7 shares of our common stock at a price of $19.00. The rights offering resulted in warrants being issued for 211,842 shares. On July 1, 2009, we amended the warrant agreement to reduce the exercise price of the warrants to $15.00 a share from July 6, 2009 to August 5, 2009. After August 5, 2009, the exercise price returned to $19.00 a share. Corning's board of directors elected to reduce the exercise price in order to increase the likelihood that the warrants would be exercised in the near term. During the month in which the exercise price was reduced, warrants to purchase 185,756 shares were exercised, comprising 87.7% of the outstanding warrants. We received $2,786,340 in connection with the warrant exercises. This capital was used to support our business plan.

(9) Commitments

The Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The Company maintains storage capacity of approximately 586,000 Dth. In 2008 we entered in to an asset management agreement with Atmos Energy Marketing, LLC and purchased $2.3 million of gas by the end of September 2009 that was placed into storage. As a result of these actions, the Company anticipates that it will have sufficient gas to supply its customers for the 2009-2010 winter season.

The Company has secured the required fixed price and storage gas supply for the winter season and is managing its gas storage and gas contracts to assure that the Company follows its gas supply and acquisition plan. The gas supply plan is a formal document that defines how we acquire natural gas to supply our customers. The plan is submitted to the NYPSC every year and adherence to the plan is a regulatory mandate. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve our, approximately 14,500 customers.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
SUMMARY OF FINANCIAL AND OPERATING STATISTICS

	2009	2008	2007	2006	2005
Total assets	$38,997,300	$33,786,320	$30,295,666	$27,337,692	$31,881,286
Long-term debt, less current installments	$8,673,416	$9,613,179	$8,295,585	$8,646,842	$9,259,857
Summary of earnings:					
Utility operating revenue	$23,697,031	$25,783,329	$24,495,044	$26,921,164	$22,877,858
Total operating expenses and taxes	22,260,928	23,622,768	23,819,941	28,512,146	21,177,838
Net utility operating income	1,436,103	2,160,561	478,473	(1,590,982)	1,700,020
Other income	141,840	358,903	375,011	205,090	88,083
Interest expense-regulated	905,658	1,513,115	790,569	1,594,678	1,294,782
Loss from discontinued operations	-	-	-	(635,382)	133,209
Net Income (Loss)	$672,285	$1,006,349	$259,545	($3,615,952)	$626,530
Weighted average number of common shares outstanding	853,523	814,550	532,137	506,918	506,918
Earnings per common share	$0.79	$1.24	$0.49	($7.13)	$1.25
Dividends paid per common share	$0.36	$0.00	$0.00	$0.00	$0.00
Statistics (unaudited)-					
Gas delivered (MMcf)					
Residential	1048	988	990	945	1,115
Commercial	241	223	235	247	270
Other utilities	317	305	291	276	313
Transportation deliveries	6,211	7,072	7,478	6,388	7,450
Total deliveries	7,817	8,588	8,994	7,856	9,148
Number of customers-end of period	14,458	14,368	14,253	14,345	14,344
Average Mcf use per residential customer	99	95	97	91	107
Average revenue per residential customer	$1,268	$1,378	$1,346	$1,508	$1,242
Number of degree days	8,139	7,436	7,212	6,882	7,109
Percent (warmer) colder than average	9.69%	1%	4.80%	(1%)	3.20%
Peak day deliveries (Mcf)	56,218	53,532	55,442	50,963	58,327
Miles of mains	413	410.6	406	406	404.7
Investment in gas plant (at cost)	$39,257,065	$34,395,538	$30,323,764	$28,480,707	$26,826,478
Stockholders' equity per share	$11.01	$9.64	$8.88	$5.22	$9.93