Form 10-Q
period 2009-12-31
CORNING NATURAL GAS CORP
filed 2010-02-04
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of Shares outstanding of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	1,013,393
Class	Shares outstanding as of February 3, 2010

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of December 31, 2009.

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

Subsequent events were evaluated through February 3, 2010, the date these financial statements were issued.

Note B - New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB ACS 805 (prior authoritative literature: SFAS No. 141(R), "Business Combinations"). FASB ACS 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ACS 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company does not expect FASB ACS 805 to have a material effect on its consolidated financial statements.

In December 2007, FASB issued FASB ACS 810-10-65 (prior authoritative literature: SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51"). FASB ACS 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ACS 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company does not expect FASB ACS 810-10-65 to have a material effect on its consolidated financial statements.

In March 2008, FASB issued FASB ASC 815-10 (prior authoritative literature: SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133"). FASB ASC 815-10 requires enhanced disclosures about an entity's derivative and hedging activities. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company does not expect FASB ACS 815-10 to have a material effect on its consolidated financial statements.

In May 2008, FASB issued FASB ASC 944 (prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company does not expect FASB ACS 944 to have a material effect on its consolidated financial statements.

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

Note C - Statement of Other Comprehensive Income (Loss)

Note D - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Contributions

The Company expects to contribute $525,000 to its Pension Plan and $81,000 to its other Post Retirement Benefit Plan in fiscal year 2010. A total of $127,199 has been paid to the Pension Plan for the first three months of this fiscal year.

Note E - Rate Case

In August 2009, in Case 08-G-1137, the NYSPC approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM) and a year two "capital tracker". This will allow the Company to file for rate relief in 2010 for new capital projects without a full blown rate proceeding. In addition, the percentage of revenues from gas producers retained by the Company as an incentive was increased from 10% to 20%.

Note F - Financing Activities

In October 2008, we obtained $1.0 million of financing in a form of Demand Note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% at the end of December of 2009. The Company repaid $500,000 in December 2009 and is scheduled to repay the balance in 2010.

Note G - Director Compensation

On December 15, 2009, the board of directors approved an increase in compensation from 150 shares of our restricted common stock for each quarter of service to 250 shares of our restricted common stock effective as of January 1, 2010. The shares awarded will become unrestricted upon a director leaving the board.  Directors who also serve as officers of Corning are not compensated for their service as directors.  On December 10, 2009, directors were issued compensatory shares for service from April 2009 through September 30, 2009. Information regarding shares of restricted stock awarded to directors in fiscal 2010 is summarized below.

Note H - Fair Value Measurements

The Company has determined the fair value of certain assets through application of SFAS No. 157, "Fair Value Measurements."

Fair value of assets and liabilities measured on a recurring basis at December 31, 2009 and 2008 are as follows:

Gains and losses included in earnings for the periods reported in investment income as follows:

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note I - Stock Options

On November 5, 2007, the Board of Directors granted stock options to the Company's President and Chief Executive Officer totaling 75,000 shares at an exercise price of $15.00 per share. 25,000 of the stock options were vested immediately and 25,000 additional options vest on each of the 1st and 2nd anniversary of the grant date. The Company is recognizing $26,442 quarterly, a total of $105,768 expense for the fiscal year 2010, using the Black-Scholes option pricing model for the 25,000 shares that vested on November 5, 2009 with the following weighted average assumptions:

Risk free interest rate 4.00%

Expected Term 1.20 years

Volatility 32.82%

Quarterly dividends $.12

Note J - 311 Transportation Agreement

On January 11, 2010, the Company entered into a contract (311 Transportation Agreement) with a local gas producer that provides for the building of a compressor station as well as the transfer of 6" pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system.

Note K - Dividends

Dividends are accrued when declared by the Board of Directors. At its regular meeting on December 15, 2009, the Board of Directors approved an increase from $.12 a share to $.13 a share for shareholders of record on December 31, 2009, payable on January 15, 2010.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,500 customers through 400 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably proximate to areas we currently serve. In addition, the Company continues to see expansion opportunities into the commercial and industrial markets. For example, our largest customer, Corning Incorporated, has added additional manufacturing capacity in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. For example, we completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline, in conjunction with planned projects for 2010 could, depending on the volume of gas extracted and directed through the pipeline by the producer, double throughput on our system and have a significant impact on margins. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. By the end of 2010, we anticipate that our operations and infrastructure will have reached superior levels in comparison to utilities located on the northeast.

Our infrastructure improvement program has focused on the replacement of older distribution mains and customer service lines. The Company has designated seven miles of bare steel pipe and 400 bare steel services for replacement during calendar year 2010 in addition to replacing and/or upgrading portions of two major supply pipelines. Additionally the Company will continue toward its goal to end the calendar year with 10 or fewer reportable leaks remaining on our books.

Our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended December 31, 2009, net income was increased by $398,926 compared to the same period in 2008 because of the rate case (see Note E), favorable Gas Adjustment Clause ("GAC") adjustments, the addition of large new customers and increased volumes used by existing major customers. As a regulated utility company, stockholders' equity is an important performance indicator. The New York Public Service Commission ("NYPSC") allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2010 fiscal year to date, stockholders' equity increased from $9.76 a share to $9.78 a share. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. With regards to the safety indicators that are tracked in 2010, the Company continued its effort to improve the gas system. For the first fiscal quarter of 2010 we repaired 42 leaks, replaced 55 bare steel services and replaced 6,504 feet of bare steel main.

Revenue and Margin

Utility operating revenue decreased $817,153 in the three months ended December 31, 2009 compared to the same period last year primarily due to lower gas costs. The price of commodity gas has averaged $4.80 per mcf for the first quarter this year compared to an average of $9.42 for the same period last year. This was partially offset by a lost and unaccounted for (LAUF) incentive benefit of $385,845.

Margin percentage increased 22.14% for the three months ended December 31, 2009 compared to the same period last year primarily because of the September 2009 rate increase, lower gas costs, a favorable GAC adjustment and local production revenues.

Operating Expenses

Gas supply is our largest expense. We entered into a gas management agreement with Atmos Energy Marketing, LLC starting July 1, 2008 that continues until March 31, 2011. Purchased gas expense decreased $1,868,037 to $2,487,030 in the three months ended December 31, 2009 compared to $4,355,067 in the same period last year due primarily to lower gas cost and favorable GAC adjustments for the period. Other operating and maintenance expense increased in the first quarter of fiscal 2010 to $1,641,053 compared to $1,496,152 in the same quarter of 2009 due primarily to expense recognized this quarter for stock options and directors' fees. Depreciation expense decreased to $170,360 in this quarter of 2010 from $183,988 in 2009 due to a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. This study also resulted in lower depreciation rates. Interest expense increased to $249,239 from $247,400 for the quarter primarily because of higher interest rates on the line of credit.

Net Income

Net income increased to $663,192 for the three months ended December 31, 2009 compared to $264,266 for the same period last year because of higher rates due to the rate case, the addition of large new customers, increased volume usage by existing major customers and the favorable LAUF incentive revenue.

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

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $1.0 million annually and have increased significantly due to an infrastructure investment mandate in our recent rate orders. In the first three months of fiscal year 2010, we have invested $1.1 million in our infrastructure, including upgrading our distribution system through replacing mains and customer service lines as well as two major expansion projects.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we have an $8 million line of credit with an interest rate of the greater of 4.0% or 2.25 basis points above LIBOR. The amount outstanding under this line on December 31, 2009 was $7.2 million. Collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest to all natural gas purchases by us utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance gas purchases that we place in storage.

We have $9.5 million in long term debt outstanding. We repaid $153,678 in the first three months of 2010 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with M&T Bank to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, expressed its belief that the refinancing with M&T Bank breached the negative covenants contained in the 1997 note agreement. An Intercreditor and Collateral Agency Agreement went into effect on December 1, 2009 between Great West and M&T Bank, as well as amendments to September 1997 Notes, resolving this issue and providing the Company more flexibility relative to future borrowings. The Company is now in compliance with all of our loan covenants.

During this quarter we are mainly withdrawing gas from storage and as of December 31, 2009, had a balance of $1,519,402 worth of gas in storage. We anticipate that we will have sufficient gas to supply our customers for the current winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In September 2008, we refinanced a line of credit and a term loan with banks in order to increase our credit limit and decrease interest expense. The limit on the line of credit was increased from $7.0 million to $8.0 million. The line of credit was renewed on June 5, 2009 at the rate of the greater of 4.0% or 30 days LIBOR plus 2.25%. The interest rate on this loan will be adjusted monthly and was 4.0% at December 31, 2009. We believe we are in compliance with the financial covenants in these debt instruments as of December 31, 2009.

In October 2008, we obtained $1.0 million of financing in a form of demand note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% as of December 31, 2009. The Company repaid $500,000 in December 2009 and is scheduled to repay the balance in 2010.

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

On November 25, 2008 the Federal Energy Regulatory Commission (FERC) approved the Company's Service Area Determination Pursuant to Section 7(f) of the Natural Gas Act under Docket CP08-472-000. This granted the Company the authority to cross into the State of Pennsylvania to connect to Marcellus Shale gas. As a result, the Company may transport gas from Pennsylvania via a new pipeline constructed to interconnect with the Company's New York distribution system. On October 23, 2009 the FERC approved the Company's application under section 7(c) of the Natural Gas Act and section 284.224 of the FERC's regulations for a limited jurisdiction blanket certificate to sell and transport natural gas in interstate commerce. Under Section 284.224 of Part 284, subpart G, the Company, a local distribution company (LDC), and Hinshaw pipeline (exempt from FERC jurisdiction), is authorized to perform the same types of transactions which intrastate pipelines are authorized to perform under section 311 of the Natural Gas Policy Act. This will allow us to transport under our market area determination from Pennsylvania to New York State and then inject gas not needed locally into interstate pipelines.

On October 26, 2009, the Company filed a petition in Case 09-G-0791 seeking a determination by the NYPSC as to the appropriate accounting for costs and revenues associated with facilities that will be used to transport substantial additional quantities of natural gas from gas producers in the vicinity of Corning, New York. Although the particular circumstances presented in the petition were not known at the time Corning, the Staff of the Department of Public Service and other parties entered into the March 27, 2009 Gas Rates Joint Proposal approved by the Commission in Case 08-G-1137, the Joint Proposal acknowledged that the Company might have such opportunities "to construct facilities to provide transportation to producers or others needing to transport natural gas" and that timely decision-making by the NYPSC, as well as by Corning, might be necessary to take advantage of those opportunities. On January 11, 2010, the Company entered into a contract with a local gas producer that provides for the building of a compressor station as well as the transfer of 6" pipeline owned by the gas producer to the Company. The contract that was filed with the NYPSC, also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. The Company filed a updated economic analysis for the project based on the contract terms in support of the Company petition for determination of the appropriate accounting for costs and revenues associated with the facilities. Action is expected in 2010.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended September 30, 2009, filed on December 18, 2009. It is increasingly important to understand that the application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The most significant principles that impact us are discussed below.

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

Accounting for Regulated Operations - Regulatory Assets and Liabilities

All of our business is subject to regulation by NYPSC. We record the results of our regulated activities in accordance with FASB ASC 980 (prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation"), which results in differences in the application of generally, accepted accounting principles between regulated and non-regulated businesses. FASB ASC 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Form 10-K, in addition to:
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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31,2009, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer each concluded that the Company's disclosure controls and procedures are effective as of December 31, 2009.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Please refer to the Company's Form 10-K for the year ended September 30, 2009 for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

10.1 Compensatory Arrangements of Directors (incorporated by reference to the Company's Current Report on Form 8-K dated December 15, 2009)

10.2 Modified Agreement between the Company and Great West Life & Annuity Insurance Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 6, 2010)

10.3 Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company and Great West Life & Annuity Insurance Company (incorporated by reference to Exhibit 10.2 if the Company's Current Report on Form 8-K dated January 6, 2010)

10.4* Negotiated 311 Gas Transportation Agreement between the Company and Fortuna Energy Inc., dated January 10,2010. The Company has requested the Securities and Exchange Commission to grant confidential treatment for this agreement. Confidential information omitted and filed separately with the SEC.

31.1* Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2* Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1* Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)

____________

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS CORPORATION

Date: February 3, 2010 ________________________________________

By Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

 Date: February 3, 2010 ________________________________________

By Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)