Form 10-K/A
period 2009-09-30
CORNING NATURAL GAS CORP
filed 2010-02-22
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ]No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company. Yes [ ]No [X]

The aggregate market value of the 643,414 shares of the Common Stock held by non-affiliates of the Registrant at the $18.50 average of bid and asked prices as of March 31, 2009 was $11,903,159.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2009 - 1,011,117.

Explanation of Amendment

Corning Natural Gas Corporation is filing this Form 10-K/A as Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the year ended September 30, 2009 (the "Annual Report") that was filed with the Securities and Exchange Commission on December 18, 2009 for the purpose of including the following portions of Corning's Annual Report that were incorporated by reference:

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Item 14 - Principal Accountant Fees and Services

Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the December 18, 2009 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors. The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below

Name	Age	Position	Director Since

Henry B. Cook, Jr.	62	Chairman of the Board and Director	2007
Michael I. German	59	Chief Executive Officer, President and Director	2006
Ted W. Gibson	67	Director	2006
Gregory J. Osborne	31	Director	2009
Stephen G. Rigo	63	Director	2007
Thomas J. Smith	65	Director	2006
GeorgeJ. Welch	64	Director	2007

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director since May 2007. He has been the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer since 2001, and Roadwolf Transportation Products, LLC, an importer of heavy duty truck parts since 2003. He is not related to Matthew J. Cook, our vice president - operations.

Michael I. German has served as our chief executive officer, president and director since December 2006. Prior to joining Corning, from 2005 to 2006 he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts. From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly-held energy services and delivery company, including president of several utilities. Mr. German is a board member of Pennichuck Corporation, American Gas Association, the Northeast Gas Association and several non-profit organizations.

Gregory J. Osborne has served as a director since April 2009. He has been president and chief operating officer of John D. Oil and Gas Company, a publicly-held oil and gas exploration company since April 2006 and a director of John D. Oil and Gas since February 2006. From 2003 until 2006, he was president of Great Plains Exploration LLC, an oil and gas exploration company based in Mentor, Ohio that owns and operates oil and gas wells. From 2001 until joining Great Plains, he served as executive vice president of Orwell Natural Gas Company, a regulated gas public utility company operating in Ohio. He also serves as a trustee of the Ohio Oil and Gas Association. Mr. Osborne is the son of Richard M. Osborne, beneficial owner of more than 5% of our common stock and former chairman of the board of directors of Corning.

Ted W. Gibson has been a director since November 2006. He has served as the chief executive officer of Classic City Mechanical, an underground utility business since 1973. Mr. Gibson is also a corrosion specialist in the National Association of Corrosion Engineers and a graduate of the Georgia Institute of Technology - Mechanical Engineer. Mr. Gibson previously served as a United States Marine Corps Captain, Vietnam veteran. He is also an inspector for the Nevada State Boxing Commission.

Stephen G. Rigo has served as a director of Corning Natural Gas Corporation since May 2007. Since July 2008, he has been President of Lake Shore Gas Storage, Inc., a privately owned non-regulated natural gas storage business located in northeastern Ohio. In addition, since 2007, he has been Executive Vice President of two Ohio regulated intrastate natural gas pipeline companies, Orwell-Trumbull Pipeline Co., LLC and Cobra Pipeline Col., Ltd. Mr. Rigo's responsibilities include new business acquisitions, business development, pipeline and commodity asset management, natural gas pricing, natural gas purchasing and sales, management of regulatory affairs, and corporate administration. From 2002 to 2007, he was employed by Orwell Natural Gas Company, an Ohio regulated natural gas distribution public utility, in various positions including President and Executive Vice President. His business career spans over 25 years in the energy industry including upper management positions with The Standard Oil Company and BP America.

Thomas J. Smith has served as a director since December 2006. Mr. Smith has been a director and chief financial officer of Energy Inc, a publicly-held natural gas utility, since August 2009, and was interim president of Energy West from August 2007 until November 2007. Mr. Smith also serves as a director of PVF Capital Corp. Since 2003, Mr. Smith has served as president, treasurer and secretary of Orwell Natural Gas Company and Northeast Ohio Natural Gas Corporation, local natural gas distribution companies located in Mentor, Ohio. From 1998 through 2006, Mr. Smith was president and chief operating officer of John D. Oil and Gas Company, a publicly-held oil and gas exploration company. Mr. Smith remains a director of John D. Oil and Gas.

George J. Welch has served as a director since May 2007. Since 1971, Mr. Welch has been a partner in the law firm of Welch & Zink in Corning, New York. Mr. Welch's practice concentrates on business transactions and real estate. He is currently an active director and member of many community organizations, including a local economic development organization, a community foundation and PaneLogic, Inc., a provider of control system integration services.

Executive Officers. The names, ages, positions and certain other information concerning our current executive officers and significant employees are set forth below.

Name	Age	Position

Michael I. German*	59	Chief Executive Officer, President and Director
Firouzeh Sarhangi	51	Chief Financial Officer and Treasurer
Stanley G. Sleve	60	Vice President- Administration and Corporate Secretary
Matthew J. Cook	48	Vice President - Operations
Russell S. Miller	47	Vice President - Gas Supply and Marketing

* Biographical information for Mr. German can be found under "Board of Directors."

Firouzeh Sarhangi was appointed as chief financial officer and treasurer of Corning in 2006. From February 2004 until her appointment as CFO, she served as vice president - finance of Corning. Previously, she was president of Corning's Tax Center International (TCI) subsidiary, a company she founded and operated until Corning purchased TCI in 1998. Ms. Sarhangi has twenty-four years of public accounting experience.

Stanley G. Sleve joined the company and has served as a vice president since 1998. He has served as corporate secretary since 2006 and as vice president of administration since 2007. Mr. Sleve oversees corporate operations including customer service, facilities management, human resources, information technology and community relations. Mr. Sleve serves on the board of directors of the Corning Area Chamber of Commerce as a member of the Executive committee, the "Green" committee, and the Government Affairs committee. He also serves on the Chemung County Public Affairs committee.

Matthew J. Cook joined Corning in February 2008 as vice president - operations. Mr. Cook has 14 years of natural gas utility experience. From 2000 until joining Corning, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various position including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer of New York State Electric and Gas. He is not related to our director, Henry B. Cook, Jr.

Russell S. Miller rejoined Corning as our director of gas supply and marketing in June 2008 and was appointed as vice president - gas supply and marketing in December 2009. From 1987 through 2004 he was employed by us in various positions including vice president - operations, gas supply manager and mapping technician. From 2006 until rejoining Corning, he was employed by IBM, as energy distribution manager where he managed a team of energy buyers. From 2004 through 2006, he was employed as an industrial account manager for Sprague Energy Corp. located in Portsmouth, New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Gregory J. Osborne did not timely file a Form 3 upon his appointment to our board of directors. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all other Section 16(a) filing requirements were met in the last fiscal year.

Code of Business Conduct and Ethics. Corning has a Code of Business Conduct and Ethics that applies to all employees, including our chief executive officer and our chief financial officer, who also serves as our principal accounting officer. This code is available on our website at www.corninggas.com. Any amendments or waivers to the code that apply to our chief executive officer or chief financial officer will be promptly disclosed to our shareholders by posting that information on our website.

Audit Committee Report. In accordance with its written charter that was approved and adopted by our board, our audit committee assists the board in fulfilling its responsibility of overseeing the quality and integrity of our accounting, auditing and financial reporting practices. A copy of the audit committee charter is available on our website at www.corninggas.com. The audit committee is directly responsible for the appointment of Corning's independent public accounting firm and is charged with reviewing and approving all services performed for us by the independent accounting firm and for reviewing the accounting firm's fees. The audit committee reviews the independent accounting firm's internal quality control procedures, reviews all relationships between the independent accounting firm and Corning in order to assess the accounting firm's independence, and monitors compliance with our policy regarding non-audit services, if any, rendered by the independent accounting firm. In addition, the audit committee ensures the regular rotation of the lead audit partner. The audit committee reviews management's programs to monitor compliance with our policies on business ethics and risk management.

The audit committee is comprised of Mr. Smith, the committee's chairman, Mr. Cook, Mr. Rigo and Mr. Welch. The committee met six times in the last fiscal year. Mr. Smith, Mr. Cook, Mr. Rigo and Mr. Welch are "independent directors" as defined in the New York Stock Exchange listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Smith meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as the chief financial officer of Energy, Inc., a publicly-held company. The audit committee reviews and reassesses its charter as needed from time to time and will obtain the approval of the board for any proposed changes to its charter.

The audit committee oversees management's implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure. In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the audited financial statements with management and Rotenberg & Co. LLP, our independent accounting firm. The audit committee also discussed with Rotenberg & Co. the matters required by Statement on Auditing Standards No. 61, "Communication with Audit Committees. "The audit committee reviewed with Rotenberg & Co., which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from our independent accounting firm a formal written statement describing all relationships between the independent accounting firm and us that might bear on the accounting firm's independence consistent with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," and discussed with the accounting firm any relationships that may impact its objectivity and independence. In considering the accounting firm's independence, the audit committee also considered whether the non-audit services performed by the accounting firm on our behalf were compatible with maintaining the independence of the accounting firm.

In reliance upon (1) the audit committee's reviews and discussions with management and Rotenberg & Co., (2) management's assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Rotenberg & Co., dated December 18, 2009, stating that the Corning's financial statements for the year ended September 30, 2009 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, for filing with the SEC.

Audit Committee

Thomas J. Smith, Chairman

Henry B. Cook, Jr.

Stephen G. Rigo

George J. Welch

ITEM 11. Executive Compensation

Compensation Committee. Our compensation committee is comprised of Mr. Rigo, the committee's chairman, Mr. Gibson and Mr. Osborne. The committee met twice last year to recommend salaries and report those recommendations to the full board for approval.

Summary Compensation Table. The following table summarizes the compensation paid by us to our chief executive officer, chief financial officer, and our most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2)($)	Total ($)
Michael I. German, President and Chief Executive Officer	2009	165,000		-	24,974	5,451	195,425
	2008	150,000	-	187,933	26,644	3,375	367,952
Firouzeh Sarhangi, Chief Financial Officer and Treasurer	2009	116,262		-	13'916	3,197	133,375
	2008	113,263	-	4,754	16,377	3,198	137,592
Stanley G. Sleve, Vice President - Administration and Corporate Secretary	2009	103,790	-	-	24,050	3,114	130,954
	2008	100,790	-	4,754	26,721	3,024	135,289
Matthew Cook, Vice President - Operations	2009	103,000	-	-	6,305	545	110,850
Russell Miller, Vice President - Gas Supply & Marketing	2009	93,000	-	-	16,074	2,790	111,864

(1) Amounts represent the compensation expense recognized for financial statement reporting purposes in accordance with FASB ASC 718 (formerly SFAS No, 123 (R)) on outstanding stock option awards. The compensation expense is spread over the vesting period on outstanding stock option awards made during 2009, 2008 and prior years. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. The assumptions used in the model were (1) expected term of 3.35 years for each option, (2) dividend yield of 0.0%, (3) expected price volatility of 36.62, and (4) a risk-free interest rate of 4.53%.

(2) The amounts reported include 401(k) matching contributions by Corning in fiscal 2009 of $4,950 for Mr. German, $3,197 for Ms. Sarhangi and $3,114 for Mr. Sleve and in 2008, $3,375 for Mr. German, $3,198 for Ms. Sarhangi and $3,024 for Mr. Sleve.

Mr. German's Employment Agreement.

Pursuant to his employment agreement dated November 30, 2006, Mr. German will serve as president and chief executive officer of Corning for a period of three years, with an automatic renewal for successive one year periods thereafter. Mr. German received 75,000 options to purchase common stock of Corning for a price of $15.00 per share under our 2007 Stock Plan pursuant to the terms of the agreement. The employment agreement provides termination payments to Mr. German as follows:

* If Mr. German terminates his employment for Good Reason (as defined in the employment agreement - generally a decrease in title, position or responsibilities, a decrease in salary or bonus or a reduction in benefits), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.

* If Mr. German's employment is terminated without cause, then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.

* If Mr. German's employment is terminated for a Change in Control (as defined in the employment agreement), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to three times his then current annual salary.

The employment agreement also contains standard confidentiality, non-competition and non-solicitation provisions for a period including Mr. German's employment and the twelve months immediately following the date of the termination of his employment.

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

Corning Natural Gas Corporation Employees Savings Plan. All non-union employees of Corning who work for more than 1,000 hours per year and who have completed one year of service may enroll in the savings plan at the beginning of each calendar quarter. Under the savings plan, participants may contribute up to 50% of their wages. For non-union employees, Corning will match one-half of the participant's contributions up to a total of 3% of the participant's wages. Matching contributions vest in the participants at a rate of 20% per year and become fully vested after five years. All participants may select one of ten investment plans, or a combination thereof, for their account. Distribution of amounts accumulated under the savings plan occurs upon the termination of employment or death of the participant. The savings plan also contains loan and hardship withdrawal provisions.

Pension Plan. We maintain a defined benefit pension plan, the Retirement Plan for Salaried and Non-Union Employees of Corning Natural Gas Corporation, that covers substantially all of our employees. We make annual contributions to the plan equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974. The benefit payable under the pension plan is calculated based upon the employee's average salary for the four years immediately preceding his retirement. As defined in the plan, the normal retirement age is 62. The compensation covered by the pension plan includes only base salary, identified in the summary compensation table as "salary."

Outstanding Equity Awards at Fiscal Year End.

The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of the end of the past fiscal year.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price($)	Option Expiration Date
Michael I. German	5,000	10,000	17.00	9/23/2013	(1)
	40,000	25,000	15.00	11/05/2011	(2)
Firouzeh Sarhangi	1,000	-	17.00	9/23/2013	(3)
Stanley G. Sleve	1,000	-	17.00	9/23/2013	(3)
Matthew Cook	1,000	-	17.00	9/23/2013	(3)
Russell Miller	1,000	-	17.00	9/23/2013	(3)

(1) The option is exercisable as follows: 1/3 of the shares on 9/23/2009; 1/3 of the shares on 9/23/2010; and 1/3 of the shares on 9/23/2011.

(2) The option is exercisable as follows: 1/3 of the shares on 11/5/2007; 1/3 of the shares on 11/5/2008; and 1/3 of the shares on 11/5/2009.

(3) The option is exercisable on 9/23/2009.

Director Compensation. On December 15, 2009, the board of directors agreed to increase the compensation for all board members from 150 shares of our restricted common stock for each quarter of service as a director to 250 shares of our restricted common stock for each quarter of service as a director. The shares awarded will become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors. In fiscal 2009, directors received compensatory shares for service from April 2008 through March 2009. On December 10, 2009, directors were issued compensatory shares for service from April 2009 through September 2009. Directors have not yet received compensatory shares for service after September 2009. Information regarding shares of restricted stock awarded to directors in fiscal 2009 is summarized below, stated at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718 (formerly SFAS No. 123(R)).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Henry B. Cook, Jr.	-	11,100	-	11,100
Ted W. Gibson	-	11,100	-	11,100
Stephen G. Rigo	-	11,100	-	11,100
Gregory J. Osborne
Thomas J. Smith	-	11,100	-	11,100
George J. Welch	-	11,100	-	11,100

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management. The following table sets forth, as of January 23, 2010, information regarding the beneficial ownership of our common stock, by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group.

	Common Stock
Names and Address(1)(2)	Shares	Right to Acquire(3)	Total	Percentage

The Gabelli Group(4) , One Corporate Center Rye, NY 10580	217,290		217,290	21.4%
Michael I. German(5)	174,680	70,000	244,680	24.1%
Richard M. Osborne(6) , 8500 Station Street, Suite 113, Mentor, OH 44060	133,282	700	133,982	13.2%
Mitchell Partners, L.P.(7) 3187-D Airway Avenue, Costa Mesa, CA 92626	72,888		77,888	7.2%
Ted W. Gibson(8)	47,710		47,710	4.7%
Henry B. Cook, Jr.(9)	9,919	-	9,919	*
Firouzeh Sarhangi(10)	6,447	1,000	7,447	*
GeorgeJ. Welch(11)	5,239	-	5,239	*
Stanley G. Sleve(12)	3,661	1,000	4,661	*
Thomas J. Smith(13)	1,150	-	1,150	*
Stephen G. Rigo(14)	1,100	-	1,100	*
Gregory J. Osborne(15)	300	-	300	*
Russell Miller(16)	39	1,000	1,039	*
Matthew Cook(17)	-	1,000	1,000	*
All directors, director nominees and executive officers as a group (11 individuals)	250,245	74,000	324,245	32.0%

* Less than 1 percent
(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Corporation, 330 West William Street, Corning, New York 14830.

(3)	Shares of common stock the beneficial owner has the right to acquire through stock options or warrants that are or will become exercisable within 60 days.
(4)

Includes 172,790 shares of common stock held by Gabelli Funds, LLC and 44,500 shares held by Teton Advisors, Inc. Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it. Based solely on information in Amendment No. 10 to Schedule 13D filed with the SEC on September 11, 2009.

(5)

Includes (1) 4,168 shares of common stock owned by Mr. German's son and (2) 70,000 options to purchase common stock. 17,350 shares of common stock are owned jointly by Mr. German and two other individuals. Mr. German disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(6)

Includes 850 shares of restricted stock and warrants to purchase 700 shares of common stock. The restricted stock is held by Mr. Osborne individually. The Richard M. Osborne Trust, an Ohio trust of which Mr. Osborne is the sole trustee, holds 119,132 shares of common stock. Energy, Inc. holds 13,300 shares of common stock and warrants to purchase 700 shares. As chairman of the board and chief executive officer of Energy, Inc., Mr. Osborne may be deemed to beneficially own the shares and warrants owned by Energy, Inc. Mr. Osborne disclaims beneficial ownership of these shares. Based solely on information in Amendment No. 10 to Schedule 13D filed with the SEC on September 8, 2009 and the Form 4 filed with the SEC on April 1, 2009.

(7)	Based solely on information in the Schedule 13G filed with the SEC on February 9, 2010.

(8)	Includes 1,150 shares of restricted stock.

(9)	Includes 1,100 shares of restricted stock.

(10)	Includes options to purchase 1,000 shares of common stock.

(11)

Includes 1,100 shares of restricted stock. 4,139 shares of common stock and all warrants are beneficially owned by Vincent J. Welch Trust, of which Mr. Welch is one of three trustees having voting and investment powers.

(12)	Includes options to purchase 1,000 shares of common stock.

(13)	Includes 1,150 shares of restricted stock.

(14)	Includes 1,100 shares of restricted stock.

(15)	Includes 300 shares of restricted stock.

(16)	Includes options to purchase 1,000 shares of common stock.

(17)	Includes options to purchase 1,000 shares of common stock.

Equity Compensation Plan Information. The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of 121,432 shares of our common stock. Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically increase to the number of shares equal to 15% of the shares outstanding. On the date of the annual meeting, April 7, 2009, the total maximum number of shares available for issuance increased to 123,690. As of September 30, 2009, there were 84,000 options outstanding and the maximum number of shares available for future grants under the plan was 39,690.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuanceunder equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	84,000	$15.45	39,690
Equity compensation plans not approved by security holders	-	-	-
Total	84,000	$15.45	39,690

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. Corning paid $640, 307 for contract work to Classic City Mechanical in the last fiscal year. Mr. Gibson is the chief executive officer of this company. Mr. Gibson recused himself from any decisions regarding contract negotiations and was not aware of any companies' contract bids.

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

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for the fiscal years ended September 30, 2009 and 2008, by our independent registered public accounting firm, Rotenberg & Co. LLP, Certified Public Accountants of Rochester, New York.

	2009	2008
Audit Fees	$83,000	$84,000
Audit-Related Fees	-	-
Tax Fees	$17,000	$16,000
All Other Fees	$9,200	$11,000
Total	$109,200	$111,000

Audit Fees. These are fees for professional services rendered by Rotenberg & Co. for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. There were no fees billed by Rotenberg & Co. for audit-related fees for the fiscal years ended September 30, 2009 and 2008.

Tax Fees. These are fees for professional services rendered by Rotenberg & Co. with respect to tax compliance, tax advice and tax planning. These services include the review of tax returns and consulting on tax planning matters.

All Other Fees. These are fees for the audit of our pension plan and the review of our internal controls and corporate governance. There were no fees billed by Rotenberg & Co. for other services not described above for the fiscal years ended September 30, 2009 and 2008.

The audit committee authorized the payment by us of the fees billed to us by Rotenberg & Co. in fiscal 2009 and 2008. The decision to engage Rotenberg & Co. LLP was approved by the audit committee. The audit committee has considered whether the provision of non-audit services is compatible with maintaining Rotenberg & Co. LLP's independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2009 and 2008, Rotenberg & Co. had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

ITEM 15. Exhibits and Financial Statement Schedules.
31.1	Principal Executive Officer's Certification pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Principal Financial Officer's Certification pursuant to Section 302 of the Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Corporation (Registrant)

Date February 22, 2010	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	February 22, 2010

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	February 22, 2010

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	February 22, 2010

/s/ Ted W. Gibson
Ted W. Gibson	Director	February 22, 2010

/s/ Gregory J. Osborne
Gregory J. Osborne	Director	February 22, 2010

/s/ Stephen G. Rigo
Stephen G. Rigo	Director	February 22, 2010

/s/ Thomas J. Smith
Thomas J. Smith	Director	February 22, 2010

/s/ George J. Welch
George J. Welch	Director	February 22, 2010