Form 10-Q
period 2010-03-31
CORNING NATURAL GAS CORP
filed 2010-05-12
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of Shares outstanding of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	1,038,696
Class	Shares outstanding as of May 12, 2010

[Page 2]

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2010.

[Page 3]

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

[Page 4]

[Page 5]

[Page 6]

[Page 7]

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

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended September 30, 2009. These unaudited interim consolidated financial statements have not been audited by a firm of certified public accountants.

It is the Company's policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

Deferred income tax assets and liabilities are netted between short term and long term for presentation on the balance sheet.

Note B - New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB ACS 805 (prior authoritative literature: SFAS No. 141(R), "Business Combinations"). FASB ACS 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ACS 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. FASB ACS 805 is in effect and has not had a material impact on consolidated financial statements.

[Page 8]

In December 2007, FASB issued FASB ACS 810-10-65 (prior authoritative literature: SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51"). FASB ACS 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ACS 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. FASB ACS 810-10-65 is in effect and has not had a material impact on consolidated financial statements.

In March 2008, FASB issued FASB ASC 815-10 (prior authoritative literature: SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133"). FASB ASC 815-10 requires enhanced disclosures about an entity's derivative and hedging activities. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. FASB ACS 815-10 is in effect and has not had a material impact on consolidated financial statements.

In May 2008, FASB issued FASB ASC 944 (prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. FASB ACS 944 is in effect and has not had a material impact on consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 is in effect and has not had a material impact on consolidated financial statements.

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

In February 2010, FASB amended FASB ASC 855-10-50, "Subsequent Events". This amends certain recognition and disclosure requirements for entities filing financial statements with the Securities Exchange Commission. It is no longer necessary to disclose the date through which subsequent events have been evaluate, either in originally issued or reissued financial statements. The Company does not expect FASB ASC 855-10-50 to have a material effect on its consolidated financial statements.

Note C - Statement of Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 (formerly SFAS No. 115) and pension liability adjustments as required by FASB ASC 715 (formerly SFAS No. 158). A drop from 6.75 percent to 5.50 percent in the discount rate as determined on an actuarial basis projected an increase in benefit funding obligations and pension liability and resulted in a $1.9 million pension liability adjustment and a related $1.9 million increase in the loss reported in September 2009. This assumption also projects increased funding obligations for the current fiscal year.

[Page 9]

Note D - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Contributions

The Company expects to contribute $424,848 to its Pension Plan and $81,000 to its other Post Retirement Benefit Plan in fiscal year 2010. A total of $211,746 has been paid to the Pension Plan for the first six months of this fiscal year.

Note E - Rate Case

In August 2009, in Case 08-G-1137, the NYSPC approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM) and a year two "capital tracker". This will allow the Company to file for rate relief in 2010 for new capital projects without a full rate proceeding. In addition, the percentage of revenues from gas producers retained by the Company as an incentive was increased from 10% to 20%.

Note F - Financing Activities

In October 2008, we obtained $1.0 million of financing in the form of a Demand Note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% at the end of March of 2010. The Company repaid $500,000 in December 2009 and is scheduled to repay the balance in December 2010.

In March 2010, we renewed our line of credit with a limit of $7 million. The line of credit bears interest annually at a fluctuating rate equal to the greater of 4% or 30 day LIBOR plus 2.25% and expires on February 28, 2011. Under this agreement, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account minus the balance of term loan #4280406-9001 up to the $7 million limit.

Note G - Director Compensation

On December 15, 2009, the board of directors approved an increase in its compensation from 150 shares of our restricted common stock for each quarter of service to 250 shares of our restricted common stock effective as of January 1, 2010. The shares awarded will become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors.

[Page 10]

On December 10, 2009, directors were issued compensatory shares for service from April 2009 through September 30, 2009. On March 22, 2010, directors were issued compensatory shares for services from October 2009 through December 31, 2009. Since these shares are restricted we are discounting the value from this period forward at a rate of 25%. We feel this is reasonable for thinly traded stock such as ours. Information regarding shares of restricted stock awarded to directors in fiscal 2010 is summarized below.

Note H - Fair Value Measurements

The Company has determined the fair value of certain assets through application of FASB ASC 820 (prior authoritative literature: SFAS No. 157 "Fair Value Measurements").

Fair value of assets and liabilities measured on a recurring basis at March 31, 2010, March 31, 2009 and September 30, 2009 are as follows:

Gains and losses included in earnings for the periods reported in investment income as follows:

[Page 11]

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note I - Stock Options

On November 5, 2007, the Board of Directors granted stock options to the Company's President and Chief Executive Officer totaling 75,000 shares at an exercise price of $15.00 per share. 25,000 of the stock options were vested immediately and 25,000 additional options vest on each of the 1st and 2nd anniversary of the grant date. The options expire if not exercised by November 5, 2011. The Company is recognizing $26,442 quarterly, a total of $105,768 expense for the fiscal year 2010, using the Black-Scholes option pricing model for the 25,000 shares that vested on November 5, 2009 with the following weighted average assumptions:

Risk free interest rate 4.00%

Expected Term 1.20 years

Volatility 32.82%

Quarterly dividends $.12

Note J - 311 Transportation Agreement

On January 11, 2010, the Company entered into a contract (311 Transportation Agreement) with a local gas producer that provides for the building of a compressor station as well as the transfer of 6" pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On March 24, 2010, the SEC granted our request for confidential treatment of this contract through January 11, 2020.

Note K - Dividends

Dividends are accrued when declared by the Board of Directors. At its regular meeting on February 5, 2010, the Board of Directors approved an increase in the quarterly dividend from $.13 a share to $.15 a share for shareholders of record on March 31, 2010, paid on April 15, 2010.

Note L - Rights Offering

The Company has filed a registration statement with the Securities and Exchange Commission to offer subscription rights to purchase shares and the underlying common stock to the holders of our common stock and is awaiting effectiveness. Subscribing shareholders would be entitled to purchase one share of our common stock for each ten shares of our common stock they currently own at a cash exercise price of $18.00 per share. The rights would be granted the shareholders without additional charge to them. This rights offering would help fund capital expenditures, the retirement of debt and future growth opportunities.

Note M - Executive Incentive Program

On February 5, 2010 at the regularly scheduled meeting of the Company's board of directors, an Executive Incentive Plan was approved. The plan provides a mechanism for certain senior employees to receive payments for goals that are achieved during calendar year 2010.

Note N - Subsequent Events

On May 7, 2010, the Company entered into a credit agreement with Community Bank N.A. for a $1.05 million promissory note at a fixed interest rate of 6.25% for the purpose of funding construction projects at our new franchise location in the town of Virgil. This agreement gives our lender security interest in all fixtures, equipment and inventory related to the Company's franchise in the town of Virgil as well as the Rabbi Trust account.

[Page 12]

The note also required an equity injection of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement:

1. Maintain a tangible net worth of not less than $11 million

2. Maintain a debt to tangible net worth of less than 3.0 to 1.0

3. Maintain a debt service coverage ratio of 1.10 to 1

On May 10, 2010, the Company received a Commitment Letter from Manufacturers and Traders Trust Company approving a $1,865,000 multi-disbursement term loan to provide 60% of the financing for the NYPSC required infrastructure repair/replacement program. The other 40% must be raised up front by an equity injection. While in the draw period, the interest rate would be M & T Bank Prime plus 1.5% and would be billed at interest only on a monthly basis. The draw period would last from the date of closing until October 31, 2010. When converted to a permanent loan, interest would be at a fixed rate equal to M & T Bank Five Year Cost of Funds plus 4.0% for a term of five years.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,500 customers through 400 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities into the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional manufacturing capacity in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and, in conjunction with planned projects for 2010 we believe that pipeline could, depending on the volume of gas extracted and directed through the pipeline by the producer, double throughput on our system and have a significant impact on margins. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. By the end of 2010, we anticipate that our operations and infrastructure will have reached superior levels in comparison to utilities located on the northeast.

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

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended March 31, 2010, net income was increased by $250,822 and increased $649,748 for the six months ended March 31, 2010 compared to the same periods in 2009 because of the rate case (see Note E), favorable Gas Adjustment Clause ("GAC") adjustments, the addition of large new customers and increased volumes used by existing major customers. As a regulated utility company, stockholders' equity is an important performance indicator. The New York Public Service Commission ("NYPSC") allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is, therefore, a precursor of future earnings potential.

[Page 13]

For the 2010 fiscal year to date, stockholders' equity increased from $8,719,221 to $11,104,229. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2010, we have spent $1.5 million to date on safety related infrastructure improvements. For the first six months of 2010 we repaired 63 leaks, replaced 57 bare steel services and replaced 9,195 feet of bare steel main.

Revenue and Margin

Utility operating revenues decreased $1,278,399 in the three months ended March 31, 2010 and $2,269,009 for the year to date compared to the same periods last year primarily due to lower gas costs. The price of commodity gas has averaged $4.95 per mcf for the first half of this year compared to an average of $9.20 for the same period last year. This was partially offset by a lost and unaccounted for (LAUF) incentive benefit of $385,845 in the first fiscal quarter of this year and the September 2009 rate increase.

[Page 14]

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 10.15% for the three months ended March 31, 2010 and 14.18% for the year to date compared to the same periods last year primarily because of the September 2009 rate increase, lower gas costs, a favorable GAC adjustment and local production revenues.

Operating Expenses

Gas supply is our largest expense. We entered into a gas management agreement with Atmos Energy Marketing, LLC starting July 1, 2008 through March 31, 2010 and extending for additional 12 month periods of not cancelled by notice given at least 90 days prior to the end of the period. The Company allowed the agreement to extend to March 31, 2011. Purchased gas expense decreased $1,791,914 to $5,131,861 in the three months ended March 31, 2010 compared to $6,923,775 in the same period last year due primarily to lower gas cost and favorable GAC adjustments for the period. The decrease for the six months ended March 31, 2010 of $3,659,952 compared to the same period last year was for the same reasons. Other operating and maintenance expense increased in the second quarter of fiscal 2010 to $2,029,433 compared to $1,812,247 in the same quarter of 2009 due primarily to expense recognized this quarter for accrued payroll expense, stock options and directors' fees. Because we are now paying all employees bi-weekly, we will be accruing payroll and all associated costs each quarter to reflect all expense properly for the period. These factors are also primarily responsible for the increase in the year to date in operating and maintenance expense of $362,088 this year compared to the same period last year. Depreciation expense decreased to $175,961 in this quarter of 2010 from $193,536 in 2009 and $346,320 for the first six months of 2010 from $377,524 in 2009 due to a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. This study also resulted in lower depreciation rates. Interest expense remained relatively flat with a decrease of $858 for the quarter from 2010 to 2009 and an increase of $981 for the year to date 2010 to 2009.

Net Income

Net income increased to $1,079,207 for the three months ended March 31, 2010 compared to $813,514 for the same period last year and increased to $1,742,400 for the year to date compared to $1,077,780 for last year because of higher rates due to the rate case, the addition of large new customers, increased volume usage by existing major customers and the favorable LAUF incentive revenue.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow.

[Page 15]

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $3.0 million annually due to an infrastructure investment mandate in our recent rate orders. In the first six months of fiscal year 2010, we have invested $1.55 million in our infrastructure, including upgrading our distribution system through replacing mains and customer service lines as well as two major expansion projects.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we have a $7 million line of credit with an interest rate of the greater of 4.0% or 2.25 basis points above LIBOR. As of March 1, 2010, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account minus the balance of term loan #4280406-9001 up to the $7 million limit. The amount outstanding under this line on March 31, 2010 was $5.4 million. Collateral assignments have been executed which assign to the lender various rights in the Rabbi Trust investment account established to fund the Company's deferred compensation plan obligations, shown on the balance sheet as "Investments". In addition, our lender has a purchase money interest to all natural gas purchases by us utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance gas purchases that we place in storage.

We have $9.2 million in long term debt outstanding as of March 31, 2010. We repaid $353,502 in the first six months of 2010 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with M&T Bank to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, expressed its belief that the refinancing with M&T Bank breached the negative covenants contained in the 1997 note agreement. An Intercreditor and Collateral Agency Agreement went into effect on December 1, 2009 between Great West and M&T Bank, as well as amendments to September 1997 Notes, resolving this issue and providing the Company more flexibility relative to future borrowings. On March 4, 2010, the $6 million loan agreement with M&T Bank was amended with the principal change being an increase in the interest rate to 6.5%. The Company is in compliance with all of our loan covenants as of May 12, 2010.

On May 7, 2010, the Company entered into a credit agreement with Community Bank N.A. for a $1.05 million promissory note at a fixed interest rate of 6.25% for the purpose of paying for the construction projects of our new franchise located in the town of Virgil. This agreement gives our lender security interest in all fixtures, equipment and inventory related to the Company's franchise in the town of Virgil as well as the Rabbi Trust account. The note also required an equity injection of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement:

1. Maintain a tangible net worth of not less than $11 million

2. Maintain a debt to tangible net worth of less than 3.0 to 1.0

3. Maintain a debt service coverage ratio of 1.10 to 1

During this quarter we are mainly withdrawing gas from storage and as of March 31, 2010, had a balance of $177,462 worth of gas in storage. The value of the gas in storage is reduced from prior periods because of the current low gas prices and lower volumes after the winter season. During the next quarter we will be injecting gas into storage and we anticipate that we will have sufficient gas to supply our customers for the next winter season.

[Page 16]

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In March 2010, we refinanced our line of credit with a limit of $7.0 million. The interest rate on this line will be the greater of 4.0% or 30 days LIBOR plus 2.25%. The interest rate on this loan will be adjusted monthly and was 4.0% at March 31, 2010. We believe we are in compliance with the financial covenants in these debt instruments as of March 31, 2010.

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

The Company on July 30, 2009 filed a petition in Case 07-G-0772 to retain the transportation revenues from the Root Well operations that commenced in December 2008. The transportation revenues beginning with the rate year will be accounted for in accordance with the rate agreement that became effective on September 1, 2009. The treatment of transportation revenues for the period January-August 2009, amounting to $84,976, is in dispute. The NYPSC, on March 29, 2010, issued an order in cases 07-G-0772 and 09-G-0813 that denied the Company's request. It required that the transportation revenues be passed back to customers via the Delivery Rate Adjustment (DRA). The Company believes that the NYPSC erred in its order. The Company has sought reconsideration of this order. If the outcome is negative, we do not expect it will have a material impact.

On November 25, 2008, the Federal Energy Regulatory Commission (FERC) approved the Company's Service Area Determination Pursuant to Section 7(f) of the Natural Gas Act under Docket CP08-472-000. This granted the Company the authority to cross into the State of Pennsylvania to connect to Marcellus Shale gas. As a result, the Company may transport gas from Pennsylvania via a new pipeline constructed to interconnect with the Company's New York distribution system. On October 23, 2009, the FERC approved the Company's application under section 7(c) of the Natural Gas Act and section 284.224 of the FERC's regulations for a limited jurisdiction blanket certificate to sell and transport natural gas in interstate commerce. Under Section 284.224 of Part 284, subpart G, the Company, a local distribution company (LDC), and Hinshaw pipeline (exempt from FERC jurisdiction), is authorized to perform the same types of transactions which intrastate pipelines are authorized to perform under section 311 of the Natural Gas Policy Act. This will allow us to transport under our market area determination from Pennsylvania to New York State and then inject gas not needed locally into interstate pipelines.

[Page 17]

On October 26, 2009, the Company filed a petition in Case 09-G-0791 seeking a determination by the NYPSC as to the appropriate accounting for costs and revenues associated with facilities that will be used to transport substantial additional quantities of natural gas from gas producers. On January 11, 2010, the Company entered into a contract with a local gas producer that provides for the building of a compressor station as well as the transfer of 6" pipeline owned by the gas producer to the Company. The contract that was filed with the NYPSC, also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. The Company filed an updated economic analysis for the project based on the contract terms in support of the Company petition for determination of the appropriate accounting for costs and revenues associated with the facilities. Action by the NYPSC is expected in 2010.

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

Accounting for Regulated Operations - Regulatory Assets and Liabilities

All of our business is subject to regulation by the NYPSC. We record the results of our regulated activities in accordance with FASB ASC 980 (prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation"), which results in differences in the application of generally accepted accounting principles between

[Page 18]

regulated and non-regulated businesses. FASB ASC 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, therefore certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements. Please refer to Note C - Statement of Other Comprehensive Income (Loss) in the Notes to the Financial Statements for further disclosures. However, we expect to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in our utility segment in accordance with the applicable NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles and the amount of receivable/actual payable is recorded as either a regulatory asset or liability.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Form 10-K, in addition to:
*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of weather conditions and conservation efforts by our customers,
*	the effect on our operations of any action by the NYPSC,
*	the amount of natural gas produced and directed through our pipeline by producers,

[Page 19]
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	our ability to obtain additional equity or debt financing,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines, and
*	competition to our gas supply and transportation business from other power sources and pipelines,

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer each concluded that the Company's disclosure controls and procedures are effective as of March 31, 2010.

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

[Page 20]

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to the Company's Form 10-K for the year ended September 30, 2009 for disclosure relating to certain ongoing legal proceedings.

Item 1A. Risk Factors.

Please refer to the Company's Form 10-K for the year ended September 30, 2009 for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and reserved

Item 5. Other Information.

None

Item 6. Exhibits.

10.1 Compensatory Arrangements of Directors (incorporated by reference to the Company's Current Report on Form 8-K dated December 15, 2009)

10.2 Modified Agreement between the Company and Great West Life & Annuity Insurance Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 6, 2010)

10.3 Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company and Great West Life & Annuity Insurance Company (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 6, 2010)

[Page 21]

10.4 Negotiated 311 Gas Transportation Agreement between the Company and Fortuna Energy Inc., dated January 10, 2010 with confidential portions redacted (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 10-Q dated February 4, 2010). Confidential information omitted and filed separately with the SEC.

10.5 Executive Employee Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 5, 2010)

10.6 Amended Credit Agreement between the Company and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 8, 2010)

10.7 Replacement Term Note between the Company and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 8, 2010)

10.8 Letter of Commitment between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 30, 2010.

10.9 Line of Credit Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 30, 2010)

10.10 Commercial Note and Security Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 30, 2010)

10.11 Letter of Commitment between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 7, 2010)

[Page 22]

10.12 Term Loan Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 7, 2010)

10.13 Commercial Promissory Note between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 7, 2010)

10.14 Commercial Security Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 7, 2010)

10.15 Commercial Security Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated May 7, 2010)

10.16**Commitment Letter between the Company and Manufacturers and Traders Trust Company dated May 10, 2010

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

* Filed herewith

**Furnished herewith

[Page 23]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS CORPORATION

Date: May 12, 2010 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: May 12, 2010 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

[Page 24]