Form 10-Q/A
period 2010-03-31
CORNING NATURAL GAS CORP
filed 2010-05-26
CIK 24751

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

Explanatory Note

Corning Natural Gas Corporation is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly report on Form 10-Q for the quarter ended March 31, 2010 (the "Report") to replace the certification furnished as Exhibit 32.1 which contained the wrong date. This Amendment No. 1 does not reflect events after the date of the filing of the Report and does not modify or update disclosures made in the Report except to correct the date in Exhibit 32.1.

( Page 2 )

Exhibits filed with this Amendment No. 1 on Form 10-Q/A

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

Date: May 26, 2010

By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: May 26, 2010

By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

( Page 3 )