Form 10-Q
period 2010-06-30
CORNING NATURAL GAS CORP
filed 2010-08-05
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]No [X]

Indicate the number of Shares outstanding of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	1,040,868
Class	Shares outstanding as of August 5, 2010

(Page 2)

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2010.

(Page 3)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

(Page 4)

(Page 5)

(Page 6)

(Page 7)

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

(Page 8)

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

In February 2010, FASB amended FASB ASC 855-10-50, "Subsequent Events". This amends certain recognition and disclosure requirements for entities filing financial statements with the Securities Exchange Commission. It is no longer necessary to disclose the date through which subsequent events have been evaluated, either in originally issued or reissued financial statements. The Company does not expect FASB ASC 855-10-50 to have a material effect on its consolidated financial statements.

In April 2010, FASB amended FASB ASC 718-10, "Compensation-Stock Compensation". This clarifies the denomination and classification of employee share-based payment awards in the currency of a market in which a substantial portion of an entity's equity securities trades that differs from the functional currency of the employer entity or the payroll currency of the employee. This amendment is in effect for fiscal years beginning on or after December 15, 2010. The Company does not expect FASB ASC 718-10 to have a material effect on its consolidated financial statements.

Note C - Statement of Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 (formerly SFAS No. 115) and pension liability adjustments as required by FASB ASC 715 (formerly SFAS No. 158). A drop from 6.75 percent to 5.50 percent in the discount rate as determined on an actuarial basis resulted in a projected increase in benefit funding obligations and pension liability and resulted in a $1.9 million pension liability adjustment and a related $1.9 million increase in the loss reported in September 2009. This assumption also results in increased funding obligations for the current fiscal year.

(Page 9)

Note D - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Contributions

The Company expects to contribute $424,848 to its Pension Plan and $81,000 to its other Post Retirement Benefit Plan in fiscal year 2010. A total of $317,958 has been paid to the Pension Plan for the first nine months of this fiscal year.

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

Note F - Financing Activities

In October 2008, we obtained $1.0 million of financing in the form of a Demand Note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% at the end of June 2010. The Company repaid $500,000 in December 2009 and is scheduled to repay the balance in December 2010.

In March 2010, we renewed our line of credit with a limit of $7.0 million. The line of credit bears interest annually at a fluctuating rate equal to the greater of 4% or 30 day LIBOR plus 2.25% and expires on February 28, 2011. Under this agreement, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account minus the balance of the demand loan (paid in full in July 2010) up to the $7.0 million limit.

(Page 10)

On May 7, 2010, the Company entered into a credit agreement with Community Bank N.A. for a $1.05 million promissory note at a fixed interest rate of 6.25% for the purpose of funding construction projects at our new franchise location in the town of Virgil. This agreement gives our lender security interest in all fixtures, equipment and inventory related to the Company's franchise in the town of Virgil as well as the Rabbi Trust account. The note also required an equity contribution of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement:

(i) Maintain a tangible net worth of not less than $11.0 million,

(ii) Maintain a debt to tangible net worth of less than 3.0 to 1.0, and

(iii) Maintain a debt service coverage ratio of 1.10 to 1.

On May 10, 2010, the Company received a Commitment Letter from Manufacturers and Traders Trust Company approving a $1,865,000 multi-disbursement term loan to provide 60% of the financing for the NYPSC required infrastructure repair/replacement program. As a condition to advances under the loan, the other 40% of the program costs must be raised by an equity contribution. While in the draw period, the interest rate would be M & T Bank Prime plus 1.5% and would be billed at interest only on a monthly basis. The draw period would last from the date of closing until October 31, 2010. When converted to a permanent loan, interest would be at a fixed rate equal to M & T Bank Five Year Cost of Funds plus 4.0% for a term of five years.

Note G - Director Compensation

On December 15, 2009, the board of directors approved an increase in its compensation from 150 shares of our restricted common stock for each quarter of service to 250 restricted shares quarterly effective as of January 1, 2010. The shares awarded will become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors. On December 10, 2009, directors were issued compensatory shares for service from April 2009 through September 30, 2009. On March 22, 2010, directors were issued compensatory shares for services from October 2009 through December 31, 2009. Since these shares are restricted, in recording compensation expense we are discounting the value from this period forward at a rate of 25% less than the closing price of the stock on the day awarded. We feel this is reasonable for thinly traded stock such as ours. Information regarding shares of restricted stock awarded to directors in fiscal 2010 is summarized below.

Note H - Fair Value Measurements

The Company has determined the fair value of certain assets through application of FASB ASC 820 (prior authoritative literature: SFAS No. 157 "Fair Value Measurements").

(Page 11)

Fair value of assets and liabilities measured on a recurring basis at June 30, 2010, June 30, 2009 and September 30, 2009 are as follows:

Gains and losses included in earnings for the periods reported in investment income as follows:

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note I - Stock Options

On November 5, 2007, the Board of Directors granted stock options to the Company's President and Chief Executive Officer totaling 75,000 shares at an exercise price of $15.00 per share. 25,000 of the stock options were vested immediately and 25,000 additional options vested on each of the 1st and 2nd anniversary of the grant date. The options expire if not exercised by November 5, 2011. The Company is recognizing $26,442 quarterly, a total of $105,768 expense for the fiscal year 2010, using the Black-Scholes option pricing model for the 25,000 shares that vested on November 5, 2009 with the following weighted average assumptions:

Risk free interest rate 4.00%

Expected Term 1.20 years

Volatility 32.82%

Quarterly dividends $.12

On May 4, 2010, Michael I. German, President and CEO, exercised 24,000 stock options at $15.00 per share to satisfy the equity contribution requirement of the new $1.05 million Community Bank note. After the exercise, the following summarizes the stock options outstanding as of June 30, 2010 for the fiscal year to date:

(Page 12)

Note J - 311 Transportation Agreement

On January 11, 2010, the Company entered into a contract (311 Transportation Agreement) with a local gas producer that provides for the building of a compressor station as well as the transfer of 6" pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On March 24, 2010, the SEC granted our request for confidential treatment of this contract through January 11, 2020. On May 21, 2010 the 311 Transportation Agreement was revised to reflect a change in the projected gas delivery schedule and delivery volumes. The previously agreed to transportation rates did not change. The contracts maximum daily delivery quantity remains the same. The schedule for attaining the maximum daily delivery quantity was altered to accommodate the projects construction schedule.

Note K - Dividends

Dividends are accrued when declared by the Board of Directors. At its regular meeting on February 5, 2010, the Board of Directors approved an increase in the quarterly dividend from $.13 a share to $.15 a share. Shareholders of record on June 30, 2010, were paid this dividend on July 15, 2010.

Note L - Rights Offering

The Company distributed one transferable subscription right for each ten shares of common stock to shareholders of record as of 5:00 pm on July 19, 2010. This right entitles the shareholder to purchase one share of our common stock at a cash exercise price of $18.00 per share. The rights were granted to the shareholders without additional charge to them and will expire at 5:00 pm on August 27, 2010. The Company hopes this rights offering will help fund capital expenditures, the retirement of debt and future growth opportunities. Holders of 10% or more of our stock may not be able to exercise their subscription rights without the consent of the New York Public Service Commission ("NYPSC" - see Regulatory Matters). We have petitioned the NYPSC to waive the 10% restriction for this rights offering. We will issue a press release, which we will file with the Securities and Exchange Commission, to announce any action on our NYPSC petition filed on May 17, 2010.

Note M - Executive Incentive Program

On February 5, 2010 at the regularly scheduled meeting of the Company's board of directors, an Executive Incentive Plan was approved. The plan provides a mechanism for certain senior employees to receive payments for goals that are achieved during calendar year 2010.

Note N - Subsequent Events

(Page 13)

On July 6, 2010, directors were issued compensatory shares for services from January 2010 through March 31, 2010 at 250 shares each. The following summarizes the issue of these restricted shares:

The $1.9 million Community Bank Term Loan was repaid in full in July 2010.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,600 customers through 400 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional manufacturing capacity in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and, in conjunction with planned projects for 2010, we believe that pipeline could, depending on the volume of gas extracted and directed through the pipeline by the producer, double throughput on our system and have a significant impact on margins. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

Our infrastructure improvement program has focused on the replacement of older distribution mains and customer service lines. The Company has designated seven miles of bare steel pipe and 400 bare steel services for replacement during calendar year 2010 in addition to replacing and/or upgrading portions of five major supply pipelines. Additionally the Company will continue toward its goal to end the calendar year with 10 or fewer reportable leaks remaining on our books.

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended June 30, 2010, net income was increased by $132,609 and increased $797,229 for the nine months ended June 30, 2010 compared to the same periods in 2009 because of the rate case (see Note E), favorable Gas Adjustment Clause ("GAC") adjustments, the addition of large new customers and increased volumes used by existing major customers. As a regulated utility company, stockholders' equity is an important performance indicator. The New York Public Service Commission ("NYPSC") allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2010 fiscal year to date, stockholders' equity increased from $8,791,980 to $11,271,000. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2010, we have spent $3.2 million to date on safety related infrastructure improvements. For the first nine months of 2010 we repaired 101 leaks, replaced 193 bare steel services and replaced 24,026 feet of bare steel main.

(Page 14)

Revenue and Margin

Utility operating revenues increased $704,160 in the three months ended June 30, 2010 compared to the same periods last year due mainly to the rate increase granted in September 2009 and increased usage by our large industrial customers. The revenues decreased $1,564,849 for the year to date compared to the same period last year due to lower gas costs which are passed through to customers. The price of commodity gas has averaged $5.01 per mcf for the first nine months of this year compared to an average of $8.58 for the same period last year. This was partially offset by a lost and unaccounted for (LAUF) incentive benefit of $385,845 in the first fiscal quarter of this year and the September 2009 rate increase. The decrease in local production revenues over both the quarter and year to date compared to the same periods last year is due to accounting for the revenues in accordance with the new rate agreement and a one-time adjustment in May 2010 of approximately $50,000 to comply with the order in NYPSC cases 07-G-0772 and 09-G-0813. As of September 1, 2009, 100% of the fixed amount ($10,000 monthly) and 80% of the monthly volumetric charge (at $.05 per dekatherm) due to the Root Pipeline (our pipeline connecting Marcellus production in Pennsylvania to the rest of Corning's distribution system) are now allocated to offset the Company's costs of building the pipeline (not recognized as revenue). Prior to that time, all local production revenue was recognized as income. The increase to other revenues this year is due to the revenue decoupling mechanism granted in the last rate case and effective in September 2009.

(Page 15)

Gas purchases are our largest expense. We entered into a gas management agreement with Atmos Energy Marketing, LLC starting July 1, 2008 through March 31, 2011, as extended. Purchased gas expense increased $206,100 to $1,427,410 in the three months ended June 30, 2010 compared to $1,221,310 in the same period last year due primarily to higher gas cost and less favorable GAC adjustments for the period. The decrease for the nine months ended June 30, 2010 of $3,453,851 compared to the same period last year was due primarily to lower gas cost and favorable GAC adjustments for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 1.18% for the three months ended June 30, 2010 and 12.75% for the year to date compared to the same periods last year primarily because of the September 2009 rate increase, lower gas costs, a favorable GAC adjustment and local production revenues.

Operating Expenses

Operating and maintenance expense increased in the third quarter of fiscal 2010 to $1,637,330 compared to $1,576,220 in the same quarter of 2009 due primarily to expense recognized this quarter for accrued payroll expense and expense for stock option awards (see Note I). Because we are now paying all employees bi-weekly, we accrue payroll and all associated costs each quarter to reflect all expense for the period. These factors, along with expense for stock paid as directors' fees, are also primarily responsible for the increase in the year to date in operating and maintenance expense of $423,198 this year compared to the same period last year. Depreciation expense decreased to $178,879 in this quarter of 2010 from $198,097 in 2009 and $525,199 for the first nine months of 2010 from $575,621 in 2009 due to a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. This study also resulted in lower depreciation rates. Interest expense showed an increase of $24,007 for the quarter from 2010 to 2009 and an increase of $24,990 for the year to date 2010 to 2009 mainly because of higher interest rates and interest paid on the new Community Bank Loan starting in June 2010.

Net Income

Net income increased to $158,112 for the three months ended June 30, 2010 compared to $25,503 for the same period last year and increased to $1,900,512 for the year to date compared to $1,103,283 for last year because of higher rates due to the rate case, the addition of large new customers, increased volume usage by existing major customers and the favorable LAUF (lost and unaccounted for) incentive revenue.

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

(Page 16)

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $3.0 million annually due to an infrastructure investment mandate in our recent rate orders. In the first nine months of fiscal year 2010, we have invested $3.2 million in our infrastructure, including upgrading our distribution system through replacing mains and customer service lines as well as two major expansion projects.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing and borrowings and repayments under our lines-of-credit. For our consolidated operations, we have a $7.0 million line of credit with an interest rate of the greater of 4.0% or 2.25 basis points above LIBOR. As of March 1, 2010, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account minus the balance of the demand loan (paid in full in July 2010) up to the $7.0 million limit. The amount outstanding under this line on June 30, 2010 was $4.7 million with an additional $1.0 million available under the above covenants. Collateral assignments have been executed which assign to the lender various rights in the Rabbi Trust investment account established to fund the Company's deferred compensation plan obligations, shown on the balance sheet as "Investments". In addition, our lender has a purchase money interest in all our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have $10.1 million in long term debt outstanding as of June 30, 2010. We repaid $1.1 million in the first nine months of 2010 consistent with the requirements of our debt instruments and refinancing activities. The $1.9 million Community Bank Term Loan was repaid in full in July 2010. On May 7, 2008, we entered into a credit agreement with M&T Bank to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, expressed its belief that the refinancing with M&T Bank breached the negative covenants contained in the 1997 note agreement. An Intercreditor and Collateral Agency Agreement went into effect on December 1, 2009 between Great West and M&T Bank, as well as amendments to September 1997 Notes, resolving this issue and providing the Company more flexibility relative to future borrowings. On March 4, 2010, the $6 million loan agreement with M&T Bank was amended with the principal change being an increase in the interest rate to 6.5%. The Company is in compliance with all of our loan covenants as of August 12, 2010.

On May 7, 2010, the Company entered into a credit agreement with Community Bank N.A. for a $1.05 million promissory note at a fixed interest rate of 6.25% for the purpose of paying for the construction projects of our new franchise located in the town of Virgil. This agreement gives our lender security interest in all fixtures, equipment and inventory related to the Company's franchise in the town of Virgil as well as the Rabbi Trust account. The note also required an equity contribution of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement:

(i) Maintain a tangible net worth of not less than $11.0 million,

(ii) Maintain a debt to tangible net worth of less than 3.0 to 1.0, and

(iii) Maintain a debt service coverage ratio of 1.10 to 1.

(Page 17)

During this quarter, we are mainly injecting gas into storage and as of June 30, 2010, had a balance of $1.5 million worth of gas in storage. During the next quarter, we will also be injecting gas into storage and we anticipate that we will have sufficient gas to supply our customers for the next winter season.

Under the subscription rights offering, shareholders of record on July 19, 2010, were granted one right for each ten shares of our common stock to purchase a share of common stock for $18.00 on or before 5:00 pm on August 27, 2010. If all of the subscription rights are exercised in full for all of the shares of common stock, we would issue approximately 104,000 shares and receive total gross proceeds of approximately $1.87 million. After related offering expenses, which we estimate will approximately $47,630, we expect that our net proceeds will be approximately $1.82 million for general business purposes. It is not possible to predict how many of the rights will be exercised or how much the proceeds of the offering will be. If the NYPSC does not grant a favorable order permitting current holders of 10% or more of our common stock to purchase additional shares in the rights offering (see "Regulatory Matters" below), proceeds may be substantially reduced. If only 52% of the rights are exercised, total net proceeds would be approximately $972,200.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In March 2010, we refinanced our line of credit with a limit of $7.0 million. The interest rate on this line will be the greater of 4.0% or 30 days LIBOR plus 2.25%. The interest rate on this loan will be adjusted monthly and was 4.0% at June 30, 2010. We believe we are in compliance with the financial covenants in these debt instruments as of June 30, 2010.

In October 2008, we obtained $1.0 million of financing in a form of demand note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% as of June 30, 2009. The Company repaid $500,000 in December 2009 and is scheduled to repay the balance in 2010.

Regulatory Matters

The Company's business is regulated by the NYPSC among other agencies.

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

The Company on July 30, 2009 filed a petition in Case 07-G-0772 to retain the transportation revenues from the Root Well operations that commenced in December 2008. The transportation revenues beginning with the rate year will be accounted for in accordance with the rate agreement that became effective on September 1, 2009. The treatment of transportation revenues for the period January-August 2009, amounting to $84,976, is in dispute. The NYPSC, on March 29, 2010, issued an order in Cases 07-G-0772 and 09-G-0813 that denied the Company's request. It required that the transportation revenues be passed back to customers via the Delivery Rate Adjustment (DRA). The Company believes that the NYPSC erred in its order. The Company is seeking reconsideration of this order but has made the appropriate adjustment.

(Page 18)

On November 25, 2008, the Federal Energy Regulatory Commission (FERC) approved the Company's Service Area Determination Pursuant to Section 7(f) of the Natural Gas Act under Docket CP08-472-000. This granted the Company the authority to cross into the State of Pennsylvania to connect to Marcellus Shale gas. As a result, the Company may transport gas from Pennsylvania via a new pipeline constructed to interconnect with the Company's New York distribution system. On October 23, 2009, the FERC approved the Company's application under section 7(c) of the Natural Gas Act and section 284.224 of the FERC's regulations for a limited jurisdiction blanket certificate to sell and transport natural gas in interstate commerce. Under Section 284.224 of Part 284, subpart G, the Company, a local distribution company (LDC), and Hinshaw pipeline (exempt from FERC jurisdiction), is authorized to perform the same types of transactions which intrastate pipelines are authorized to perform under section 311 of the Natural Gas Policy Act. This will allow the Company to transport under our market area determination from Pennsylvania to New York State and then inject gas not needed locally into interstate pipelines.

On October 26, 2009, the Company filed a petition in Case 09-G-0791 seeking a determination by the NYPSC as to the appropriate accounting for costs and revenues associated with facilities that will be used to transport substantial additional quantities of natural gas from gas producers. On January 11, 2010, the Company entered into a contract with a local gas producer, Talisman Energy USA, Inc., that provides for the building of a compressor station as well as the transfer of 6" pipeline owned by Talisman gas producer to the Company. The contract that was filed with the NYPSC also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. The Company filed an updated economic analysis for the project based on the contract terms in support of the Company petition for determination of the appropriate accounting for costs and revenues associated with the facilities. The Commission issued an order on June 25, 2010 setting forth the accounting for the revenues from the compressor station project. The Commission determined that 80% of the project revenue should be used to write down project investment cost and that 20% be retained by the company as an incentive. The Commission denied the Company's request to accrue carrying charges on the unrecovered investment until those costs were reflected in rates.

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

On January 13, 2010, the Company and Talisman filed a joint application with the NYPSC to transfer the New York Public Service Law Article VII Certificate, that had permitted the construction and operation of the 6" pipeline referred to above, from Talisman to the Company and to amend the Article VII Certificate to permit the construction of a compressor station in the Town of Canton, New York. On July 26, 2010, the NYPSC approved the transfer and amendment of the Article VII Certificate. This order provides for the transfer of the 6" pipeline and grants Corning the authority to build the compressor station in Caton. It also permits the upgrade of certain Corning pipeline facilities. This order will facilitate the movement of Marcellus Shale gas into and through Corning's pipelines.

(Page 19)

On May 17, 2010, the Company filed a petition with the NYPSC in Case 10-G-0224 for a ruling on the applicability of the 2009 amendments to Section 70 of the Public Service law. The amendment requires Commission approval for the purchase of common stock holdings of greater than 10% by individuals and certain entities. Currently there are only three shareholders, including related groups of shareholders, holding more than 10 per cent of Corning's common stock: The Gabelli Group of Rye, New York; Michael I. German, Corning's President and Chief Executive Officer; and Richard M. Osborne of Mentor, Ohio, the Company's former Chairman. The Company believes that additional purchases through the Company's dividend reinvestment plan and upon exercise of subscription rights issued in the rights offering by these individuals will be approved by the Commission at its August 19, 2010 meeting. However the Commission determination will not be known until August 19, 2010.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended September 30, 2009, filed on December 18, 2009. It is important to understand that the application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The most significant principles that impact us are discussed below.

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

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, therefore certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit

(Page 20)

costs and funding requirements. Please refer to Note C - Statement of Other Comprehensive Income (Loss) in the Notes to the Financial Statements for further disclosures. However, we expect to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in our utility segment in accordance with the applicable NYPSC authorization. The Company's pension expense for financial reporting purposes is the amount approved by the NYPSC in the Company's last base rate case. Those amounts are $1,285,000 and $520,000 for the periods beginning September 1, 2009 and January 1, 2008 respectively. The Company on a monthly basis (1/12 of the annual amount) accrues the amount determined by the latest actuarial estimate of its FASB 87 liability. The company then compares the FASB 87 amount to the monthly pension allowance approved by the NYPSC. The difference is recorded to expense (plus or minus) in order to match the pension expense included in base delivery rates by order of the NYPSC noted above. The amount (plus or minus) required to match the pension expense allowed by the NYPSC is recorded as either a regulatory asset or liability and is deferred for subsequent rate consideration.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Form 10-K for the year ended September 30, 2009, and under the heading "Risk Factors" in the prospectus, dated July 19, 2010, forming a part of four Registration Statements on Form S-1 (No. 333-166008), in addition to:
*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of weather conditions and conservation efforts by our customers,
*	the effect on our operations of any action by the NYPSC,
*	the effect of any litigation arising from actions taken or not taken by our former executive officers and any agreements executed in connection therewith,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipeline, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
(Page 21)
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines, and
*	competition to our gas supply and transportation business from other power sources and pipelines,

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer each concluded that the Company's disclosure controls and procedures are effective as of June 30, 2010.

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

(Page 22)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and reserved

Item 5. Other Information.

None

Item 6. Exhibits.

10.1 Letter of Commitment between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 7, 2010)

10.2 Term Loan Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 7, 2010)

10.3 Commercial Promissory Note between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 7, 2010)

10.4 Commercial Security Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 7, 2010)

(Page 23)

10.5 Commercial Security Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated May 7, 2010)

10.6 Commitment Letter between the Company and Manufacturers and Traders Trust Company dated May 10, 2010 (incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 10-Q dated May 12, 2010)

10.7 Negotiated 311 Gas Transportation Agreement between the Company and Talisman Energy USA Inc., dated May 21, 2010 with confidential portions redacted (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 3, 2010). Confidential information omitted and filed separately with the SEC.

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

(Page 24)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS CORPORATION

Date: August 5, 2010

By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: August 5, 2010

By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

(Page 25)