Form 10-K
period 2010-09-30
CORNING NATURAL GAS CORP
filed 2010-12-17
CIK 24751

10-K 1 cng10k.htm CORNING NATURAL GAS INC 10K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Large accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 630,458 shares of the Common Stock held by non-affiliates of the Registrant at the $24.50 average of bid and asked prices as of the last business day of registrant's most recently completed second fiscal quarter, March 31, 2010 was $15,446,221.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2010: 1,148,628

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement relating to the 2011 annual meeting of shareholders are incorporated by reference into Part III hereof.

Information contained in this Form 10-K and the Annual Report to shareholders for fiscal 2010 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See "Cautionary Statement Regarding Forward-Looking Statements" below.

Table of Contents

For the Fiscal Year Ended September 30, 2010

PART I

ITEM 1 - BUSINESS

Corning Natural Gas Corporation (the "Company," "we" or "our"), incorporated in 1904, is a natural gas utility. We distribute natural gas through our distribution and transmission network to residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and to two other gas utilities which service the Elmira and Bath, New York, areas. We are franchised to supply gas service in all of the political subdivisions in which we operate. We are under the jurisdiction of the Public Service Commission of New York State which oversees and sets rates for New York gas distribution companies.

Gas Supply

We have contracted with various sources to provide natural gas to our distribution system. We contract for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms ("Dth"). We have a contract with Atmos Energy Marketing, LLC to manage our transportation and storage assets. The contract is in place from July 2008 through March 2011.

We have secured the required fixed price and storage gas supply for the 2010-2011 winter season and are managing our storage and gas supply contracts to assure that we follow our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve our approximately 14,900 customers.

We do not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas drilling activity over the last several years has been robust, and domestic reserves and production have increased. This is especially true in proximity to our distribution network.We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas, and continue to receive material inventory from various reliable sources.

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

Significant Customers

We have four major customers, Corning Incorporated, New York State Electric & Gas, Bath Electric, Gas & Water Systems, and Talisman Energy USA Incorporated. The loss of any of these customers would have an impact on our financial results. Additional information is provided in Note 2 to the Notes to Consolidated Financial Statements.

Employees

We had 50 employees as of September 30, 2010, and 53 as of September 30, 2009. Of this total, 48% are union labor working under a contract that will expire November 1, 2011.

Competition

Historically, the competition in our residential market has been primarily from electricity for cooking, water heating and clothes drying, and to a small degree, electricity, fuel oil and propane for heating. The price of gas remains low in comparison to that of alternative fuels in our service territory and our competitive position in the residential and commercial market continues to be very strong. Over 90 percent of our residential customers heat with gas. When we expand our range to attract new customers, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today.

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

There are inherent hazards and operation risks in gas distribution activities, such as leaks, accidental explosions and mechanical problems that could cause substantial financial losses. These risks could, if they occur, result in the loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and administrative proceedings that could result in substantial monetary judgments, fines or penalties. To the extent that the occurrence of any of these events is not fully covered by insurance, they could adversely affect our financial position and results of operations.

Changes in regional economic conditions could reduce the demand for natural gas.

Our business follows the economic cycle of the customers in our service regions: Corning, Bath, Virgil, and Hammondsport, New York. A falling, slow or sluggish economy that would reduce the demand for natural gas in the areas in which we are doing business by forcing temporary plant shutdowns, closing operations or slow economic growth would reduce our earnings potential.

Many of our commercial and industrial customers use natural gas in the production of their products. During economic downturns, these customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of natural gas they require for production.

During any economic slowdown there is typically an increase in individual and corporate customer bankruptcies. An increase in customer bankruptcies would increase our bad debt expenses and reduce our cash flows.

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

The five largest holders of our common stock own over 62% of the company. As a result, if any chose to act together, they would have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders.

Our cash flows from operations will not be sufficient to fund our extraordinary capital expenditures.

We do not generate sufficient cash flows from operations to meet all of our cash needs. As part of our 2009 rate order set by the New York Public Service Commission ("NYPSC"), we are required to make substantial capital expenditures to upgrade our distribution system. We also continue to have debt retirement obligations of approximately $1.5 million per year. In addition, we have made contractual commitments for additional capital expenditures related to the transport of gas from the Marcellus shale deposits and other commitments.

We may require additional financing.

In order to fund our extraordinary capital expenditures we may need to obtain additional equity or debt financing. We are currently in negotiations with institutional lenders to obtain debt financing to supplement the proceeds of this offering on a 60/40 debt to equity raised ratio. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Additional financing may have unacceptable terms or may not be available at all for various reasons including:

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

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than a lawsuit filed by a former Chairman of the Company in the U.S. District Court for the Western District of New York on August 9, 2007. In the litigation, the Chairman seeks damages arising out of the Company's refusal to transfer to the former Chairman a key-man life insurance policy that the Company had surrendered. The former Chairman has filed a motion for summary judgment with the Court; the Company anticipates filing a response no later than January 6, 2011. Although the Company is vigorously defending the litigation, the Company cannot predict the outcome.

On December 16, 2010, the Company learned through a letter received from counsel for the former Chairman that he has filed an action against the Company in the United States District Court for the Western District of New York challenging the Company's termination in 2007 of certain payments to him provided for under an Amended and Restated Survivor Benefit Deferred Compensation Agreement ("Deferred Compensation Agreement"). The complaint alleges that the Company's termination of benefits breached the Deferred Compensation Agreement because, according to the Chairman, the Company did not have good cause to terminate those benefits and that the Company failed to follow the procedures set forth in the Deferred Compensation Agreement for the termination of benefits. The complaint asserts four causes of action under ERISA section 1332, and seeks the recovery of deferred compensation payments accrued through the date of judgment, a declaration that he is entitled to future payment of the deferred benefits, and attorney fees. The Company intends to defend the litigation vigorously.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2010.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Company's common stock is traded is the Over-the-Counter Bulletin Board, or OTCBB, under the symbol "CNIG". Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCBB for the Company's common stock for each quarter within the Company's last two fiscal years. Because the Company's stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Company's common stock was 272 at September 30, 2010.

DIVIDENDS

On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock but limited pay outs to a percentage of earnings tied to the Company's debt/equity ratio. The Company declared quarterly dividends of $0.12 per share for each of the quarterly periods after the prohibition was lifted and paid on April 15, 2009 to shareholders of record as of March 31, 2009; on July 15, 2009 to shareholders of record as of June 30, 2009; and on October 15, 2009 to shareholders of record as of September 30, 2009. At its regular meeting on December 15, 2009, the Board of Directors approved an increase from $.12 a share to $.13 a share for shareholders of record on December 31, 2009, payable on January 15, 2010. At its regular meeting on February 5, 2010, the Board of Directors approved an increase in the quarterly dividend from $.13 a share to $.15 a share. This dividend was paid on April 15, 2010 to shareholders of record on March 31, 2010; on July 15, 2010 to shareholders of record on June 30, 2010; and on October 15, 2010 to shareholders of record on September 30, 2010.

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. As part of this program, 291 shares were issued on July 15, 2009, 470 shares were issued on October 15, 2009, 476 shares were issued on January 15, 2010, 403 shares were issued on April 15, 2010, 672 shares were issued on July 15, 2010, and 768 shares on October 15, 2010. A total of 3,080 shares have been issued since this program started.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,900 customers through 400 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional manufacturing capacity in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connections with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and, in conjunction with planned projects for 2010, we believe that pipeline could, depending on the volume of gas extracted and directed through the pipeline by the producer, double throughput on our system and have a significant impact on margins. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

Our key performance indicators are net income and shareholders' equity.

In 2010, our consolidated net income was $1.6 million. Net income in 2010 was higher than 2009 mainly because of a full year under the rate increase that went into effect in September 2009, favorable Gas Adjustment Clause ("GAC") adjustments, the addition of large new customers and increased volumes used by existing major customers.

In 2009, our consolidated net income was $672,285. Net income in 2009 was lower than 2008 because of higher depreciation and tax expenses as well as the lack of one-time items that occurred in 2008.

As a regulated utility company, shareholders' equity is an important performance indicator for us. The NYPSC allows us to earn a reasonable return on shareholders' equity. Shareholders' equity is therefore a precursor of future earnings potential. In 2010, shareholders' equity increased by $4.3 million due to a rights offering of our common stock, that raised $1.9 million in gross proceeds, favorable pension adjustments and positive earnings. In 2009, shareholders' equity increased by $1.8 million due to warrant holders exercising their rights and purchasing $2.8 million of common stock. Going forward, we continue to focus on rebuilding shareholders' equity.

Other performance indicators that we track include leak repair, main and service replacements and customer service metrics. During 2010 we made a significant effort to improve our infrastructure by investing $4.5 million in system improvements and projects, repairing 139 leaks, and replacing 358 services and 6.5 miles of gas main. In 2009 we invested $4.8 million in system improvements and projects, repairing 190 leaks, and replacing 459 services and 10.6 miles of gas main.

Our customer service group has implemented several changes to positively impact our customers. Beginning in 2007, customers have the option of third party payment of their gas bill through their lending institution. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of their bill. Our principal customer service metric is the number of customer complaints we receive. In 2010, the NYPSC reported 20 complaints against us. This compares to 31 in 2009 and 18 in 2008.

Earnings

Earnings on a consolidated basis were as follows:

2010 compared with 2009. We had an increase in income of $969,338 to $1.6 million or $1.58 per share, from $672,285 or $0.79 per share because of a rate increase that went into effect in September 2009, favorable Gas Adjustment Clause ("GAC") adjustments, the addition of large new customers and increased volumes used by existing major customers.

2009 compared with 2008. We had income of $672,285 or $0.79 per share, compared to $1.0 million or $1.24 per share in 2008, a decrease of $334,064. The decrease is primarily caused by increases in depreciation and tax expenses as well as the lack of one-time items that occurred in 2008.

2010 compared with 2009. In 2010 our operating revenue decreased $1.25 million, or 5.3%, primarily because of lower gas costs partially offset by the rate increase that went into effect in September 2009.

2009 compared with 2008. In 2009 our operating revenue decreased $2.1 million, or 8.1%, primarily because of lower gas costs.

Our margin (the excess of utility operating revenues over the cost of natural gas purchased) increased $2.1 million from 2009 to 2010 primarily because of the rate increase in effect from September 2009 as well as higher throughput. The margin percentage increased 12.03% for the same reasons.

In 2009 our margin decreased by $420,833 while increasing to 44.99% of revenue. Margins decreased because of the lack of revenue recognized with respect to one-time items in 2008. The percentage of revenue increased because the cost of gas resulted in lower revenues and purchase gas costs.

Looking forward, we anticipate additional margin growth due to latest rate increase effective in October 2010. Our cost of gas should remain stable because of our access to local production and a more favorable gas supply asset management agreement that we entered into with Atmos Energy Marketing LLC in 2008.

Operating Expenses

2010 compared with 2009. Operating expenses increased to $6.9 million in 2010 from $6.6 million in 2009 primarily because of increased administrative expense associated with pension costs. These pension costs were determined in our 2009 rate order. Depreciation and amortization decreased from $762,197 in 2009 to $713,066 in 2010 because of monthly amortization of excess depreciation based on the Company's last depreciation study per our last rate order. Our purchase gas costs have decreased $3.4 million from 2010 to 2009 mainly because of lower gas prices.

2009 compared with 2008. Operating expenses increased to $6.6 million in 2009 from $6.4 million in 2008 primarily because of increased administrative expense. Depreciation and amortization increased from $694,251 in 2008 to $762,197 in 2009 because of increased capital expenditures. Our purchase gas costs have decreased $1.7 million from 2008 to 2009 mainly because of lower gas prices.

Investment Income

2010 compared with 2009. Investment income increased by $170,080 to a gain of $120,641 in 2010 from a loss of ($49,439) in 2009. This increase is the result of realized gains for the entire period as well as dividend and interest income.

2009 compared with 2008. Investment income decreased by $59,316 to a loss of ($49,439) in 2009 compared to a gain of $9,877 in 2008. The main factor in this loss was the realized losses on a trust fund established to fund post-retirement compensation to certain officers. The fund had realized losses of $18,715 in the first fiscal quarter and additional losses of $214,675 in the second quarter.

Effective Tax Rate

Our effective tax rate for the period ending September 30, 2010 was 37.2% instead of the expected 41.1% (34% federal provision and 7.1% New York State provision) mainly because of bonus depreciation. Our effective tax rate for the period ending September 30, 2009 was 24.2% instead of the expected 42.1% (we recognized a 35% federal provision and 7.1% New York State provision that was adjusted back to a 34% tax rate in 2010) primarily due to bonus depreciation also allowed in that year. Our effective tax rate for the period ending September 30, 2008 decreased to 11.3% from the expected rate of 41.1% (34% federal provision and 7.1% New York State provision). Taxes paid have also been affected by the amount of net operating loss (NOL) carryforward on both federal and state returns and have positively affected our effective tax rates for the period ending September 30, 2008. See also Note 6 to the Notes to Consolidated Financial Statements below.

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

In October 2008, we obtained $1.0 million of financing in a form of Demand Note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% at the end of September 2010. The Company repaid $500,000 in December 2009 and is scheduled to repay the balance in 2010.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including at three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and unless sooner accelerated or demanded, the note will mature on September 25, 2011.

In July 2010, the $1.9 million Community Bank Term Loan was repaid in full. On May 7, 2008, we entered into a credit agreement with M&T Bank to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, expressed its belief that the refinancing with M&T Bank breached the negative covenants contained in the 1997 note agreement. An Intercreditor and Collateral Agency Agreement went into effect on December 1, 2009 between Great West and M&T Bank, as well as amendments to September 1997 Notes, resolving this issue and providing the Company more flexibility relative to future borrowings. On March 4, 2010, the $6 million loan agreement with M&T Bank was amended with the principal change being an increase in the interest rate to 6.5%. The Company is in compliance with all of our loan covenants as of September 30, 2010.

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

On October 27, 2010, the Company entered into a Multiple Disbursement Term Note with Manufacturers and Traders Trust Company in the amount of $1,865,000 to refinance construction costs originally financed through internally generated funds. The interest rate of this note is 5.76% and is payable monthly for five years calculated on a ten year amortization schedule. A final payment will be due on the maturity date equal to the outstanding principal and interest.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, during 2010 we had $7 million reduced from $8 million (as of the March 2010 credit agreement renewal) available through lines of credit at local banks, the terms of which are disclosed in Note 5 to the accompanying consolidated financial statements. The amount outstanding under these lines at September 30, 2010 was $5.1 million. As of March 1, 2010, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account (a trust to fund a deferred compensation plan for certain officers-see Note 7 to the Notes to Consolidated Financial Statements) minus the balance of the demand loan (paid in full in July 2010) up to the $7.0 million limit. As security for our line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. We rely heavily on our credit lines and large portions of them are utilized throughout the entire year.

On September 30, 2010 we had $9.6 million in long term debt outstanding. We repaid $1.6 million during fiscal 2010 consistent with the requirements of our debt instruments and refinancing activities.

On September 30, 2009 we had $9.6 million in long term debt outstanding and repaid $979,451 consistent with the requirements of our debt instruments.

In 2008 we entered in to an agreement with Atmos Energy Marketing LLC until March 2011. As of September 30, 2010, we had 604,920 dekatherms at $2.7 million in storage. In 2009 we ended the year with 467,658 dekatherms at $2.3 million in storage. The higher inventory value in 2010 is directly related to higher volumes. The lower inventory value in 2009 is due to reduced gas costs. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2010-2011 winter heating season.

Other Comprehensive Income

Other comprehensive income ("OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 (formerly SFAS No. 115) and pension liability adjustments as required by FASB ASC 715 (formerly SFAS No. 158). A drop from 6.75 percent to 5.50 percent in the discount rate resulted in a $1.9 million pension liability adjustment and a related $1.9 million OCI loss in 2009. There was also a drop in the discounts rate from 5.5% to 5.25% in 2010. That drop was offset by changes in assumptions in the rate of compensation increase from 4.5% to 3% and fund performance that resulted in a $679,023 OCI gain for the period ending September 30, 2010. For additional information, see Note 7 to the Notes to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

Long-term Debt

The fair market value of our long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2010, 2009 and 2008:

Lines of Credit

The Company had a line of credit with a local bank to borrow up to $8.0 million on a short-term basis. In March 2010, we renewed our line of credit with a limit of $7.0 million. Under this agreement, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account minus the balance of the demand loan (paid in full in July 2010) up to the $7.0 million limit. Borrowings outstanding under this line were $5,140,649, $6,756,560 and $6,322,974 at September 30, 2010, 2009 and 2008, respectively. The maximum amount outstanding during the year ended September 30, 2010, 2009 and 2008 was $7,437,118, $6,877,870 and $6,322,974 respectively. The line of credit is payable on demand with an interest rate of 4.0% on September 30, 2010. On September 3, 2009, due to market conditions, the interest rate formula was changed to the greater of 4% or 225 basis points above 30 days LIBOR. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. The weighted average interest rates on outstanding borrowings during fiscal 2010, 2009 and 2008 were 4%, 2.98% and 4.98% respectively.

As of September 30, 2010, we believe that cash flow from operating activities, borrowings under our lines of credit and proceeds from the rights offering will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

Interest Rate Risk

Our exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2009, these instruments consisted of a bank credit line of $7 million. The interest rate on this loan was 4.0% at September 30, 2010. Tied to the higher of 4.0% or 225 basis points above LIBOR, the rate could remain unchanged for months.

Regulatory Matters

The Company's business is regulated by the NYPSC among other agencies.

In August 2009, in Case 08-G-1137, the NYSPC approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM) and a year two "capital tracker". This allowed the Company to file for rate relief in 2010 for new capital projects without a full blown rate proceeding. In addition, the percentage of producer revenue retained by the Company as an incentive was increased from 10% to 20%.

On September 18, 2009, in Case 09-G-0488, the NYPSC approved the Company's petition to issue long term indebtedness in the principal amount of $7,000,000 for the purpose of refunding existing obligations and financing new construction.

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

On November 25, 2008, the Federal Energy Regulatory Commission (FERC) approved the Company's Service Area Determination Pursuant to Section 7(f) of the Natural Gas Act under Docket CP08-472-000. This granted the Company the authority to cross into the State of Pennsylvania to connect to Marcellus Shale gas. As a result, the Company may transport gas from Pennsylvania via a new pipeline constructed to interconnect with the Company's New York distribution system. On October 23, 2009, the FERC approved the Company's application under Section 7(c) of the Natural Gas Act and Section 284.224 of the FERC's regulations for a limited jurisdiction blanket certificate to sell and transport natural gas in interstate commerce. Under Section 284.224, the Company, a local distribution company (LDC), and Hinshaw pipeline (exempt from FERC jurisdiction), is authorized to perform the same types of transactions which intrastate pipelines are authorized to perform under Section 311 of the Natural Gas Policy Act. This will allow the Company to transport under our market area determination from Pennsylvania to New York State and then inject gas not needed locally into interstate pipelines.

On October 26, 2009, the Company filed a petition in Case 09-G-0791 seeking a determination by the NYPSC as to the appropriate accounting for costs and revenues associated with facilities that will be used to transport substantial additional quantities of natural gas from gas producers. On January 11, 2010, the Company entered into a contract with a local gas producer, Talisman Energy USA, Inc., that provides for the building of a compressor station as well as the transfer of a 6" pipeline owned by Talisman to the Company. The contract that was filed with the NYPSC also sets forth the terms, rates and condition for the transportation of the local producer gas to the interstate pipeline system. The Company filed an updated economic analysis for the project based on the contract terms in support of the Company's petition for determination of the appropriate accounting for costs and revenues associated with the facilities. The Commission issued an order on June 25, 2010 setting forth the accounting for the revenues from the compressor station project. The Commission determined that 80% of the project revenue should be used to write down project investment and that 20% be retained by the Company as an incentive. The Commission denied the Company's request to accrue carrying charges on the unrecovered investment until those costs were reflected in rates.

On November 2, 2009, the Company filed a petition in Case 09-G-0790 for authority to transfer its pipelines 2, 3 and 6 from utility operations to a non-utility entity. These pipeline facilities are not currently needed for the Company to provide its natural gas distribution service. In the future, however, these facilities may be useful for the purpose of transporting locally produced natural gas, a business distinct from the Company's provision of distribution service. Because transportation needs of local producers can arise quickly and require an equally rapid response, the Company, by obtaining authority to transfer the pipelines, seeks to position itself to be able to accommodate such transportation.

On January 13, 2010, the Company and Talisman filed a joint application with the NYPSC to transfer the New York Public Service Law Article VII Certificate, that had permitted the construction and operation of the 6" pipeline referred to above, from Talisman to the Company and to amend the Article VII Certificate to permit the construction of a compressor station in the Town of Caton, New York. On July 26, 2010, the NYPSC approved the transfer and amendment of the Article VII Certificate. This order provides for the transfer of the 6" pipeline and grants the Company the authority to build the compressor station in Caton. It also permits the upgrade of certain Company pipeline facilities. This order will facilitate the movement of Marcellus Shale gas into and through the Company's pipelines.

On May 17, 2010, the Company filed a petition with the NYPSC in Case 10-G-0224 for a ruling on the applicability of the 2009 amendments to Section 70 of the Public Service law. The amendment requires approval of the NYPSC for the purchase of common stock holdings of greater than 10% by individuals and certain entities. Currently there are only three shareholders, including related groups of shareholders, holding more than 10 per cent of the Company's common stock: The Gabelli Group of Rye, New York; Michael I. German, the Company's President and Chief Executive Officer; and Richard M. Osborne of Mentor, Ohio, the Company's former Chairman. Additional purchases through the Company's dividend reinvestment plan and upon exercise of subscription rights issued in the rights offering by these individuals were approved by the NYPSC in an order dated August 20, 2010. The Order also approved transactions for the exercise of certain stock options. However, that Order did not specifically address Corning's request for approval of the exercise by the Chief Executive Officer of pre-2009 options to purchase an additional 56,000 shares of common stock. The Company sought clarification or rehearing of the August 20, 2010 Order to address the pre-2009 options. In an Order issued November 19, 2010, the NYPSC determined that the exercise of the options would not result in the type of ownership concentration that would violate the public interest. The Company's Chief Executive Officer currently owns 19.41% of the outstanding shares of common stock of the Company. Were he to exercise his rights to the fullest extent (56,000 shares) his ownership interest would increase to 22.91%.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS has requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company is conducting a comprehensive review of the BEGWS claim. The Company installed new meters for BEGWS in 2009 and believes that those meters and the resulting bills have been accurate. The company's preliminary review of its billing data and gas cost reconciliation to the NYPSC appears to show that the Company has already credited BEGWS the amount in the claim. If the NYPSC agrees with the Company's analysis, no monies would be due BEGWS. The Company will present its findings to the NYPSC regarding the issues raised by Bath in its response to anticipated interrogatories. However, if there is any merit to the BEGWS claims, and the Company is required to pay BEGWS a refund, the Company would attempt to recover such amounts under its gas adjustment clause in its gas rates. Currently, the Company does not believe that the BEGWS petition will have a material financial impact.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" above and under the heading "Risk Factors" in the prospectus, dated July 19, 2010, forming a part of four Registration Statement on Form S-1 (No. 333-166008), in addition to:

*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of weather conditions and conservation efforts by our customers,
*	the effect on our operations of any action by the NYPSC,
*	the effect of any litigation arising from actions taken or not taken by our former executive officers and any agreements executed in connection therewith,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipeline, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines, and
*	competition to our gas supply and transportation business from other power sources and pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2010, these instruments consisted of bank credit line borrowings outstanding of $5,140,649. The interest rate (the higher of 4.0% or 225 basis points above LIBOR) on this line was 4% during September 2010. The maximum annual impact of a 1% rate increase would be $70,000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Reports of EFP Rotenberg, LLP, Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Balance Sheets as of September 30, 2010 and 2009

Statements of Income for the years ended September 30, 2010, 2009 and 2008

Statements of Stockholders' Equity for the years ended September 30, 2010, 2009 and 2008

Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2010.

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

The Audit Committee of our Company's Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee's Report will be reported in the Proxy Statement issued in connection with the Company's 2011 Annual Meeting of Shareholders.

The Company's management, including the Company's chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of September 30, 2010.

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

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 2011 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics." The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Shareholders" and "Equity Compensation Plan Information" at September 30, 2010" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2011.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

Date: December 16, 2010 By:	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 16, 2010 /s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 16, 2010 /s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 16, 2010 /s/ Henry B. Cook
Henry B. Cook, Chairman of the Board of Directors

Date: December 16, 2010 /s/ Ted W. Gibson
Ted W. Gibson, Director

Date: December 16, 2010 /s/ Joseph P. Mirabito
Joseph P. Mirabito, Director

Date: December 16, 2010 /s/ William Mirabito
William Mirabito, Director

Date: December 16, 2010 /s/ George J. Welch
George J. Welch, Director

Date: December 16, 2010 /s/ John B. Williamson III
John B. Williamson III, Director

Cash flows from investing activities:			
Purchase of securities available-for-sale	(1,552,126)	(1,562,639)	(3,666,053)
Sale of securities available-for-sale	1,576,686	1,504,664	2,841,363
Capital expenditures	(4,694,677)	(5,054,209)	(3,524,263)
Net cash (used in) provided by investing activities	(4,670,117)	(5,112,184)	(4,348,953)
Cash flows from financing activities:			
Proceeds under lines-of-credit	15,744,398	17,523,521	18,065,225
Repayment of lines-of-credit	(17,360,309)	(17,089,935)	(16,257,251)
Debt issuance cost expense	(69,485)	(1,975)	(106,999)
Cash received from sale of stock	2,233,548	2,861,340	75,000
Dividends paid	(548,150)	(194,840)	-
Proceeds under short-term debt	750,000	-	-
Proceeds under long-term debt	1,150,732	1,010,965	694,292
Repayment of long-term debt	(1,615,033)	(979,451)	-
Net cash (used in) provided by financing activities	285,700	3,129,625	2,470,267
Net (decrease) increase in cash	(108,014)	177,566	(14,614)
Cash and cash equivalents at beginning of period	177,566	0	14,614
Cash and cash equivalents at end of period	$69,552	$177,566	$0
Supplemental disclosures of cash flow information:			
Cash paid during the period for:			
Interest	$926,763	$887,958	$1,047,405
Income taxes	$152,078	$727,325	$6,182
Non-cash investment activities-retirement of assets	$225,506	$289,637	$102,389

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

(f) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property was 1.6% in 2010, 2.1% in 2009 and 2.1% in 2008. At the time utility properties are retired, the original cost plus costs of removal less salvage are charged to accumulated depreciation.

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

(h) Marketable Securities

Marketable securities, which are intended to fund the Company's deferred compensation plan obligations, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders' equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss portion, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management's analysis of available market research. In 2010, 2009 and 2008, the Company sold equity securities for gains (losses) included in earnings of $57,988, ($124,207) and ($140,675) respectively.

The Company has determined the fair value of certain assets through application of FASB ASC 820 (prior authoritative literature: SFAS No. 157 "Fair Value Measurements").

Fair value of assets and liabilities measured on a recurring basis at September 30, 2010 and 2009 are as follows:

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

A summary of the marketable securities at September 30, 2010, 2009 and 2008 is as follows:

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

(k) Dividends

Dividends are accrued when declared by the Board of Directors. On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock. The Company declared quarterly dividends of $0.12 per share for each of the quarterly periods after the prohibition was lifted. At its regular meeting on December 15, 2009, the Board of Directors approved an increase from $.12 a share to $.13 a share for shareholders of record. At its regular meeting on February 5, 2010, the Board of Directors approved an increase in the quarterly dividend from $.13 a share to $.15 a share. This dividend was paid on April 15, 2010 to shareholders of record on March 31, 2010; on July 15, 2010 to shareholders of record on June 30, 2010; and on October 15, 2010 to shareholders of record on September 30, 2010.

(l) Accounting for Impairment

The Financial Accounting Standards Board (FASB) ASC 360-10-15 (prior authoritative literature: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets") establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC 360-10-15 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2010, 2009, and 2008.

(m) New Accounting Pronouncements

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

(n) Revenue Taxes

The Company collects state revenue taxes. The amount included in Utility Operating Revenue and Taxes other than Federal Income Taxes was $131,049, $118,579 and $113,120 in 2010, 2009, and 2008 respectively.

(o) Stock Based Compensation

The Company accounts for stock based awards in accordance with FASB ASC 718 (formerly SFAS No. 123(R)). During fiscal 2010, the Company did not grant any options, but did award shares as compensation to our directors. On April 1, 2008, the board of directors agreed to increase the compensation for all board members from 50 shares of our restricted common stock for each quarter of service as a director to 150 shares of our restricted common stock for each quarter of service as a director. On December 15, 2009, the board of directors approved an increase in its compensation from 150 shares of our restricted common stock for each quarter of service to 250 restricted shares quarterly effective as of January 1, 2010. The shares awarded will become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors. On December 10, 2009, directors were issued compensatory shares for service from April 2009 through September 30, 2009. On March 22, 2010, directors were issued compensatory shares for services from October 2009 through December 31, 2009. Since these shares are restricted, in recording compensation expense we are discounting the value from this period forward at a rate of 25% less than the closing price of the stock on the day awarded. We feel this is reasonable for thinly traded stock such as ours. On July 6, 2010, directors were issued compensatory shares for services from January 2010 through March 31, 2010. On September 15, 2010, directors were issued compensatory shares for services from April 2010 through June 30, 2010. Information regarding shares of restricted stock awarded to directors in fiscal 2010 is summarized below.

(p) Earnings Per Share

Basic earnings per share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options and warrants. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options and warrants as determined using the Treasury Stock Method. Stock options and warrants that are antidilutive are excluded from the calculation of diluted earnings per common share. For 2010, 37,266 warrants were excluded as antidilutive and in 2009, 37,266 warrants were excluded as being antidilutive.

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

(s) Collective Bargaining Agreement

We had 50 employees as of September 30, 2010 and 53 as of September 30, 2009. Of this total, 48% are union labor working under a contract that will expire November 1, 2011.

(t) Rights Offering

The Company distributed one transferable subscription right for each ten shares of common stock to shareholders of record as of 5:00 pm on July 19, 2010. This right entitled the shareholder to purchase one share of our common stock at a cash exercise price of $18.00 per share. The rights were granted to the shareholders without additional charge to them and expired at 5:00 pm on August 27, 2010. We received $1,796,373, net of cost, with the exercise of 104,086 shares. The Company used the proceeds to help fund capital expenditures, the retirement of debt and future growth opportunities.

(u) Subsequent Events

On October 27, 2010, the Company entered into a Multiple Disbursement Term Note with Manufacturers and Traders Trust Company in the amount of $1,865,000 to refinance construction costs originally financed through internally generated funds. The interest rate of this note is 5.76% and is payable monthly for five years calculated on a ten year amortization schedule. A final payment will be due on the maturity date equal to the outstanding principal and interest.

At its regularly scheduled meeting on November 2, 2010, the board of directors of Corning Natural Gas Corporation elected three new directors to fill vacancies on the board. The directors elected are John B. Williamson, III, Chairman, President and CEO of RGC Resources, Incorporated; Joseph P. Mirabito, CEO of Mirabito Holdings, Incorporated; and William Mirabito, President of Mang Insurance and cousin of Joseph P. Mirabito. Each new director will serve until the next annual meeting of shareholders and until their successors have been elected. Mirabito Holdings, Incorporated purchased 109,882 shares of Corning Natural Gas Corporation stock on September 13, 2010 from Richard M. Osborne (previously Chairman of the board of Corning Natural Gas) and the Richard Osborne Trust. This represents approximately 9.6% of the Company's outstanding shares of common stock. Mr. Williamson was appointed to serve on the Audit and Compensation Committees, Mr. Joseph Mirabito was appointed to serve on the Compensation and Nomination Committees and Mr. William Mirabito was appointed to serve on the Audit and Corporate Governance Committees.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS has requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company is conducting a comprehensive review of the BEGWS claim. The Company installed new meters for BEGWS in 2009 and believes that those meters and the resulting bills have been accurate. The company's preliminary review of its billing data and gas cost reconciliation to the NYPSC appears to show that the Company has already credited BEGWS the amount in the claim. If the NYPSC agrees with the Company's analysis, no monies would be due BEGWS. The Company will present its findings to the NYPSC regarding the issues raised by Bath in its response to anticipated interrogatories. However, if there is any merit to the BEGWS claims, and the Company is required to pay BEGWS a refund, the Company would attempt to recover such amounts under its gas adjustment clause in its gas rates. Currently, the Company does not believe that the BEGWS petition will have a material financial impact.

Corning Natural Gas Corporation, in a joint venture with Mirabito Holdings, Incorporated, formed a Limited Liability Corporation (LLC) in November 2010 for the purpose of providing Natural gas in areas of New York that currently do not have natural gas service. This new venture, Leatherstocking Gas Company, LLC, is considering expansion to several areas in the northeast. Joseph P. Mirabito and William Mirabito are stockholders (since September 13, 2010) and current board members of Corning Natural Gas Corporation.

On December 16, 2010, the Company learned through a letter received from counsel for the former Chairman that he has filed an action against the Company in the United States District Court for the Western District of New York challenging the Company's termination in 2007 of certain payments to the Chairman provided for under an Amended and Restated Survivor Benefit Deferred Compensation Agreement ("Deferred Compensation Agreement"). The complaint alleges that the Company's termination of benefits breached the Deferred Compensation Agreement because, according to the Chairman, the Company did not have good cause to terminate those benefits and that the Company failed to follow the procedures set forth in the Deferred Compensation Agreement for the termination of benefits. The complaint asserts four causes of action under ERISA section 1332, and seeks the recovery of deferred compensation payments accrued through the date of judgment, a declaration that he is entitled to future payment of the deferred benefits, and attorney fees. The Company intends to defend the litigation vigorously.

(2) Major Customers

The Company has three major customers, Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results. Total revenue and deliveries to these customers were as follows:

Although Talisman Energy USA Incorporated is a significant customer, we do not deliver gas to them. Rather we receive gas from several of their gathering systems and wells, and transport their gas through our system. Therefore, they are excluded from this table.

(3) Regulatory Matters

Certain costs are deferred and recognized as expenses when they are reflected in rates and recovered from customers as permitted by FASB ASC 980 (formerly SFAS No. 71). These costs are shown as deferred debits and other assets. Such costs arise from the traditional cost-of-service rate setting approach whereby all prudently incurred costs are generally recoverable through rates. Deferral of these costs is appropriate while the Company's rates are regulated under a cost-of-service approach.

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

Below is a summary of the Company's regulatory assets as of September 30, 2010, 2009 and 2008:

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

(4) Long-term Debt

The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2010, 2009 and 2008:

(5) Lines of Credit

The Company had a line of credit with a local bank to borrow up to $8.0 million on a short-term basis. In March 2010, we renewed our line of credit with a limit of $7.0 million. Under this agreement, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account (a trust to fund a deferred compensation plan for certain officers-see Note 7 to the Notes to Consolidated Financial Statements) minus the balance of the demand loan (paid in full in July 2010) up to the $7.0 million limit. Borrowings outstanding under this line were $5,140,649, $6,756,560 and $6,322,974 at September 30, 2010, 2009 and 2008, respectively. The maximum amount outstanding during the year ended September 30, 2010, 2009 and 2008 was $7,437,118, $6,877,870 and $6,322,974 respectively. The line of credit is payable on demand with an interest rate of 4.0% on September 30, 2010. On September 3, 2009, due to market conditions, the interest rate formula was changed to the greater of 4% or 225 basis points above 30 days LIBOR. As security for the Company's line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. The weighted average interest rates on outstanding borrowings during fiscal 2010, 2009 and 2008 were 4%, 2.98% and 4.98% respectively.

(6) Income Taxes

Our effective tax rate for the period ending September 30, 2010 was 37.2% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision) due to bonus depreciation and the adjustment back to a 34% federal provision for the prior fiscal year. Our effective tax rate for the period ending September 30, 2009 was 24.2% instead of the expected 42.1% (we are now recognizing a 35% federal provision and 7.1% New York State provision) primarily due to bonus depreciation allowed this year. Our effective tax rate for the period ending September 30, 2008 decreased to 11.3% from the expected rate of 41.1% (34% federal provision and 7.1% New York State provision). This was primarily due to reconciling several years of book tax to actual federal and New York State taxes paid that resulted in a net benefit to the Company of $318,950. Taxes paid have also been affected by the amount of net operating loss (NOL) carryforward on both federal and state returns and have positively affected our effective tax rates.

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

The Company has net operating loss carry forwards available of approximately $7,000,000 as of September 30, 2010 that begin to expire at the end of 2019.

(7) Pension and Other Post-retirement Benefit Plans

In 1997, the Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,315,685 (plus $51,185 in additional stock), $2,225,015 (plus $51,185 in additional stock) and $2,318,636 (plus $51,185 in additional stock) at September 30, 2010, 2009 and 2008, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $1,938,106, $2,020,773 and $2,181,212 at September 30, 2010, 2009 and 2008, respectively. The assets of the trust are available to general creditors in the event of insolvency.

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

The following table shows reconciliations of the Company's pension and post-retirement plan benefits as of September 30:

Pension Benefits			Post-retirement Benefits		
	2010	2009	2008	2010	2009	2008
Change in benefit obligations:						
Benefit obligation at beginning of year	$14,900,272	$12,481,252	$12,761,293	$1,513,523	$1,349,816	$989,829
Service cost	333,425	336,356	238,039	26,229	49,846	17,795
Interest cost	797,680	1,014,783	774,665	48,987	110,153	60,075
Participant contributions	-	-	-	113,000	54,387	-
Actuarial (gain) loss	(75,605)	1,979,107	(526,353)	(431,212)	92,312	333,959
Benefits paid	(756,712)	(911,226)	(766,392)	(162,000)	(142,991)	(158,764)
Curtailments	0	0	0	(282,585)	0	0
Benefit obligation at end of year	15,199,060	14,900,272	12,481,252	825,942	1,513,523	1,242,894
Change in plan assets:						
Fair value of plan assets at beginning of year	8,813,215	9,863,486	10,905,432	-	-	-
Actual return on plan assets	699,286	(668,862)	(549,962)	-	-	-
Company contributions	424,170	529,817	274,408	49,000	88,604	51,842
Participant contributions	-	-	-	113,000	54,387	106,922
Benefits paid	(756,712)	(911,226)	(766,392)	(162,000)	(142,991)	(158,764)
Fair value of plan assets at end of year	9,179,959	8,813,215	9,863,486	-	-	-
Funded status	(6,019,101)	(6,087,057)	(2,617,766)	(825,942)	(1,513,523)	(1,349,816)
Unrecognized net actuarial loss / (gain)	3,900,917	4,901,108	1,811,406	(360,716)	41,837	(37,433)
Unrecognized PSC adjustment	-	-	-	-	-	-
Unrecognized prior service cost	(77,403)	(94,208)	117,996	-	-	-
Unrecognized net transition asset (obligation)	-	-	-	(106,473)	165,680	219,830
Additional minimum liability	-	-	-	-	-	-
(Accrued) prepaid benefit cost	(2,040,781)	(1,091,741)	(662,355)	(1,293,131)	(1,306,006)	(1,167,419)
Accrued contribution	-	-	26,009	-	-	-

Amounts recognized in the Balance Sheets consist of:						
(Accrued)/prepaid pension cost of as beginning of fiscal year	(1,091,741)	(662,355)	(781,796)	(1,306,006)	(1,167,419)	(1,139,337)
Pension (cost) income	(1,212,252)	(1,373,210)	(746,555)	(36,125)	(227,191)	(79,924)
Contributions	424,170	503,808	173,793	-	-	-
Change in receivable contribution	(160,958)	440,016	250,874	-	-	-
Net benefits paid	-	-	-	49,000	88,604	51,842
Change in additional minimum liability	-	-	441,329	-	-	-
(Accrued)/prepaid pension cost as of end of fiscal year	(2,040,781)	(1,091,741)	(662,355)	(1,293,131)	(1,306,006)	(1,167,419)

For measurement purposes, a 3% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2010. The rate is assumed to increase by 3% each year thereafter. A 1% increase in the actual health care cost trend would result in approximately a 4.1% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.1% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.6% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.6% decrease in the accumulated post-retirement benefit obligation.

Pension Benefits			Post-retirement Benefits		
	2010	2009	2008	2010	2009	2008
Components of net period benefit cost (benefit):						
Service cost	333,425	269,085	238,039	26,229	39,256	17,795
Interest cost	797,680	811,826	774,665	48,987	88,729	60,075
Expected return on plan assets	(692,297)	(784,626)	(862,102)	-	-	-
Amortization of prior service	16,805	19,030	21,604	(10,432)	-	-
Amortization of transition obligation	-	-	(9,876)	0	43,320	43,320
Amortization of PSC adjustment	-	-	10,082	-	-	-
FAS88 recognition - loss on curtailment	-	-	-	-	-	-
Amortization of unrecognized actuarial loss (gain)	917,597	431,240	397,011	(28,659)	(3,743)	(41,266)
Net periodic benefit cost (benefit)	1,373,210	746,555	569,423	36,125	167,562	79,924
Amounts recognized in the balance sheet consists of:						
Prepaid (accrued) benefit liability	(6,019,101)	(6,087,057)	(2,617,766)	(825,942)	(1,513,523)	(1,349,816)
Prior period adjustment	-	-	-	-	-	-
Regulatory adjustments	-	-	-	-	-	-
Change in receivable contribution	-	-	-	-	-	-
Net amount recognized at end of period	(6,019,101)	(6,087,057)	(2,617,766)	(825,942)	(1,513,523)	(1,349,816)
Weighted average assumptions used to determine net period cost at September 30:						
Discount rate	5.25%	5.50%	6.75%	5.25%	5.50%	6.75%
Expected return on assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%

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

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Company's most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $1,190,949, $513,558 and $730,000 for the years ended September 30, 2010, 2009 and 2008 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal $1,040,618, $1,509,957, and $1,439,522 as of September 30, 2010, 2009 and 2008 respectively.

The NYPSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company's rate case filings and financial reporting period, a regulatory receivable (liability) of $142,214, $90,075 and $24,911 has been recognized at September 30, 2010, 2009 and 2008 respectively.

The Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the "Savings Plan"). All employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Company will match one-half of the participant's contribution up to a total of 50% of the participant's contribution up to a total of 6% of the participant's wages. The plan is subject to the federal limitation. The Company contribution to the plan was $66,969 in 2010, $64,243 in 2009 and $62,280 in 2008.

(8) Stock Options and Warrants

Stock Options

On November 5, 2007, the Board of Directors granted stock options totaling 75,000 shares. 25,000 of the stock options vested immediately and 25,000 additional options vest on each of the 1st and 2nd anniversary of the grant date. On September 23, 2008, the Board of Directors approved performance based stock options totaling 19,000 shares to be vested on the 1st, 2nd and 3rd anniversaries of the grant date. No additional options were granted during 2009 and 2010.

Management has valued these options at their date of vesting utilizing the Black-Scholes Option Pricing Model. The following weighted average assumptions were utilized in the fair value calculations for options granted:

A summary of all stock option activity and information related to all options outstanding follows:

Warrants

During the third quarter of 2007 we conducted a rights offering pursuant to a May 2006 order of the NYPSC that required us to conduct an equity offering and make various capital investments. The rights offering provided holders of our common stock with the right to purchase, at the price of $16.00, one "investment unit" for each share of common stock held. Each investment unit consisted of one share of common stock and one four-year warrant to purchase .7 shares of our common stock at a price of $19.00. The rights offering resulted in warrants being issued for 211,842 shares. On July 1, 2009, we amended the warrant agreement to reduce the exercise price of the warrants to $15.00 a share from July 6, 2009 to August 5, 2009. After August 5, 2009, the exercise price returned to $19.00 a share. Corning's board of directors elected to reduce the exercise price in order to increase the likelihood that the warrants would be exercised in the near term. During the month in which the exercise price was reduced, warrants to purchase 185,756 shares were exercised, comprising 87.7% of the outstanding warrants. We received $2,786,340 in connection with the warrant exercises. This capital was used to support our business plan. No warrants were exercised in 2010.

2010

Warrants

	Number of Remaining Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at October 1, 2009	37,266	$19.00	
Warrants granted	-		
Warrants exercised during year ended September 30, 2010	-	$15.00	
Warrants canceled during year ended September 30, 2010	-		
Outstanding at September 30, 2010	37,266	$19.00	.92 years

2009

Warrants

	Number of Remaining Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at October 1, 2008	302,632	$19.00	
Warrants granted	-		
Warrants exercised during year ended September 30, 2009	265,366	$15.00	
Warrants canceled during year ended September 30, 2009	-		
Outstanding at September 30, 2009	37,266	$19.00	1.92 years

(9) Commitments

The Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The Company maintains storage capacity of approximately 736,000 Dth. In 2008 we entered in to an asset management agreement with Atmos Energy Marketing, LLC and purchased $2.6 million of gas by the end of September 2010 that was placed into storage. As a result of these actions, the Company anticipates that it will have sufficient gas to supply its customers for the 2010-2011 winter season.

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

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
SUMMARY OF FINANCIAL AND OPERATING STATISTICS

	2010	2009	2008	2007	2006
Total assets	$41,491,639	$39,274,790	$33,786,320	$30,295,666	$27,337,692
Long-term debt, less current installments	$8,656,394	$8,673,416	$9,613,179	$8,295,585	$8,646,842
Summary of earnings:					
Utility operating revenue	$22,445,300	$23,697,031	$25,783,329	$24,495,044	$26,921,164
Total operating expenses and taxes	20,026,110	22,260,928	23,622,768	23,819,941	28,512,146
Net utility operating income	2,419,190	1,436,103	2,160,561	478,473	(1,590,982)
Other income	148,432	141,840	358,903	375,011	205,090
Interest expense-regulated	925,999	905,658	1,513,115	790,569	1,594,678
Loss from discontinued operations	0	0	0	0	(635,382)
Net Income (Loss)	$1,641,623	$672,285	$1,006,349	$259,545	($3,615,952)
Weighted average number of common shares outstanding	1,041,717	853,523	814,550	532,137	506,918
Earnings per common share	1.58	0.79	1.24	0.49	(7.13)
Dividends paid per common share	$0.58	$0.36	$0.00	$0.00	$0.00
Statistics (unaudited)-					
Gas delivered (MMcf)					
Residential	994	1048	988	990	945
Commercial	203	241	223	235	247
Other utilities	287	317	305	291	276
Transportation deliveries	7,621	6,311	7,072	7,478	6,388
Total deliveries	9,105	7,917	8,588	8,994	7,856
Number of customers-end of period	14,520	14,458	14,368	14,253	14,345
Average Mcf use per residential customer	92	99	95	97	91
Average revenue per residential customer	$1,188	$1,268	$1,378	$1,346	$1,508
Number of degree days	7,429	8,139	7,436	7,212	6,882
Percent (warmer) colder than average	1.90%	9.69%	1%	4.80%	(1%)
Peak day deliveries (Mcf)	49,005	56,218	53,532	55,442	50,963
Miles of mains	414	413	410.6	406	406
Investment in gas plant (at cost)	$43,767,615	$39,257,065	$34,395,538	$30,323,764	$28,480,707
Stockholders' equity per share	$13.13	$11.01	$9.64	$8.88	$5.22