Form 10-K/A
period 2010-09-30
CORNING NATURAL GAS CORP
filed 2011-01-28
CIK 24751

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

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [ ] No [ ]

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
Large accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [ X]

Indicate by check mark whether the registrant is a shell company.Yes [ ]No [X]

The aggregate market value of the 630,458 shares of the Common Stock held by non-affiliates of the Registrant at the $24.50 average of bid and asked prices as of March 31, 2010 was $15,446,221.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2010 - 1,148,628.

Explanation of Amendment

Corning Natural Gas Corporation is filing this Form 10-K/A as Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the year ended September 30, 2010 (the "Annual Report") that was filed with the Securities and Exchange Commission on December 17, 2010 for the purpose of including the following portions of Corning's Annual Report:

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Item 14 - Principal Accountant Fees and Services

Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the September 30, 2010 year end except as expressly set forth in the December 17, 2010 filing of the Annual Report or herein, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors.The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below

Name	Age	Position	Director Since

Henry B. Cook, Jr.	63	Chairman of the Board and Director	2007
Michael I. German	60	Chief Executive Officer, President and Director	2006
Ted W. Gibson	68	Director	2006
Joseph P. Mirabito	52	Director	2010
William Mirabito	50	Director	2010
GeorgeJ. Welch	65	Director	2007
John B. Williamson III	56	Director	2010

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

PAGE 2.

Ted W. Gibson has been a director since November 2006.He serves as the chief executive officer of Classic City Mechanical, an underground utility business. Mr. Gibson is also a corrosion specialist in the National Association of Corrosion Engineers and a graduate of the Georgia Institute of Technology - Mechanical Engineer. Mr. Gibson previously served as a United States Marine Corps Captain, and is a Vietnam veteran. He is also an inspector for the Nevada State Boxing Commission.

Joseph P. Mirabito has been a director since November 2010. He was president of Mirabito Fuel Group from 1986 to 1998. He has also served as president of Granite Capital Holdings, Inc. from 1998 to 2009 and chief executive officer of Mirabito Holdings, Inc. since 2009. He serves as a director on the board of Wilbur Bank Corporation, as well as several other professional and civic boards in the central New York region.

William Mirabito has served as a director since November 2010. He is currently president of Mang Insurance Agency and vice president of Mirabito Holdings, Inc. He is also the chairperson of the audit committee for Mirabito Holdings, Inc. In addition to serving as a board member of the Fox Hospital in Oneonta, NY, he also serves on the finance committee. He is also a board member of the Oneonta City School district and the State University of Oneonta Foundation.

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

John B. Williamson, III has served as a director since November 2010. Since 2003, Mr. Williamson has served as chairman, president and chief executive officer of RGC Resources, Inc., a $100 million dollar energy distribution and services holding company. He served as director, president and chief executive officer of RGC Resources from 1999 to 2003. In addition, he serves as a director of Botetourt Bankshares, Inc., Optical Cable Corporation and Luna Innovations Corporation. Mr. Williamson received an MBA from the College of William and Mary and a BS from Virginia Commonwealth University.

Executive Officers. The names, ages, positions and certain other information concerning our current executive officers and significant employees are set forth below.

Name	Age	Position

Michael I. German*	60	Chief Executive Officer, President and Director
Firouzeh Sarhangi	52	Chief Financial Officer and Treasurer
Stanley G. Sleve	61	Vice President- Administration and Corporate Secretary
Matthew J. Cook	49	Vice President - Operations
Russell S. Miller	48	Vice President - Gas Supply and Marketing

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

Stanley G. Sleve joined the company and has served as vice president since 1998. He has served as Corporate Secretary since 2006 and as vice president of administration since 2005. Mr. Sleve oversees corporate operations including customer service, facilities management, human resources, information technology and community relations. Mr. Sleve serves on the board of directors, as incoming chairperson, of the Corning Area Chamber of Commerce and is a member of the Executive Committee and the Government Affairs Committee. He also serves on the Chemung County Chamber of Commerce Public Affairs Committee.

Matthew J. Cook joined Corning in February 2008 as vice president - operations. Mr. Cook has 14 years of natural gas utility experience. From 2000 until joining Corning, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various positions including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer of New York State Electric and Gas. He is not related to our director, Henry B. Cook, Jr.

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

Section 16(a) Beneficial Ownership Reporting Compliance.Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all Section 16(a) filing requirements were met in the last fiscal year.

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

PAGE 3.

Audit Committee Report .In accordance with its written charter that was approved and adopted by our board, our audit committee assists the board in fulfilling its responsibility of overseeing the quality and integrity of our accounting, auditing and financial reporting practices. A copy of the audit committee charter is available on our website at www.corninggas.com. The audit committee is directly responsible for the appointment of Corning's independent public accounting firm and is charged with reviewing and approving all services performed for us by the independent accounting firm and for reviewing the accounting firm's fees. The audit committee reviews the independent accounting firm's internal quality control procedures, reviews all relationships between the independent accounting firm and Corning in order to assess the accounting firm's independence, and monitors compliance with our policy regarding non-audit services, if any, rendered by the independent accounting firm. In addition, the audit committee ensures the regular rotation of the lead audit partner and concurring partner.The audit committee reviews management's programs to monitor compliance with our policies on business ethics and risk management.

The audit committee is currently comprised of Mr. Williamson, the committee's chairman, Mr. Cook and Mr. William Mirabito. The committee met four times in the last fiscal year.Mr. Williamson, Mr. Cook and Mr. Mirabito are "independent directors" as defined in the New York Stock Exchange listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Williamson meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as the chief executive officer of RGC Resources, Inc., a publicly-held company.The audit committee reviews and reassesses its charter as needed from time to time and will obtain the approval of the board for any proposed changes to its charter.

The audit committee oversees management's implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure. In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the audited financial statements with management and EFP Rotenberg, LLP, our independent accounting firm.The audit committee also discussed with EFP Rotenberg the matters required by Statement on Auditing Standards No. 114, "The Auditor's Communication With Those Charged With Governance."The audit committee reviewed with EFP Rotenberg, which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from our independent accounting firm a formal written statement describing all relationships between the independent accounting firm and us that might bear on the accounting firm's independence consistent with Auditing Standards No. 114 and the requirements of the Public Company Accounting Oversight Board, "Independence Discussions with Audit Committees," and discussed with the accounting firm any relationships that may impact its objectivity and independence. In considering the accounting firm's independence, the audit committee also considered whether the non-audit services performed by the accounting firm on our behalf were compatible with maintaining the independence of the accounting firm.

In reliance upon (1) the audit committee's reviews and discussions with management and EFP Rotenberg, (2) management's assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from EFP Rotenberg , dated December 14, 2010, stating that the Corning's financial statements for the year ended September 30, 2010 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, for filing with the SEC.

Audit Committee

JOHN B. WILLIAMSON III, CHAIRMAN

HENRY B. COOK, JR.

WILLIAM MIRABITO

ITEM 11.Executive Compensation

Compensation Committee Our compensation committee is comprised of Mr. Joseph Mirabito, the committee's chairman, Mr. Gibson and Mr. Williamson. The committee met twice last year to recommend salaries and report those recommendations to the full board for approval.

Compensation Committee Interlocks and Insider Participation No officers or employees of the Company served on the compensation committee. Mr. German meets with the compensation committee at their request and makes recommendations with respect to the compensation of other officers. As noted in Item 13 below, Mr. Gibson is the chief operating officer of a company which performed less than $50,000 in work under a competitively bid contract. Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with Corning. There are no interlocks between our compensation committee and officers and those of any other company.

Summary Compensation Table.The following table summarizes the compensation paid by us to our chief executive officer, chief financial officer, and our most highly compensated executive officers.

PAGE 4.

		Salary ($)	Bonus ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name and Principal Position

Michael I. German, President and Chief	2009	165,501	-	-	32,458	5,420	203,379
Executive Officer	2010	165,000	-	-	24,974	5,451	195,425
Firouzeh Sarhangi, Chief Financial Officer and	2010	118,721	6,000	-	18,106	3,604	146,431
Treasurer	2009	116,262	-	-	13,916	3,197	133,375
Stanley G. Sleve, Vice President - Administration and	2010	106,180	5,500	-	29,942	2,313	143,935
Corporate Secretary	2009	103,790	-	-	24,050	3,114	130,954
Matthew Cook, Vice President - Operations	2010	108,538	7,000	-	9,545	3,339	128,422
	2009	103,000	-	-	6,305	1,545	110,850
Russell Miller, Vice President - Gas Supply and	2010	98,500	6,500	-	27,680	3,035	135,715
Marketing	2009	93,000	-	-	16,074	2,790	111,864

(1) The amounts reported include 401(k) matching contributions by Corning in fiscal 2010 of $4,760 for Mr. German, $3,604 for Ms. Sarhangi, $2,313 for Mr. Sleve, $3,339 for Mr. Cook and $3,035 for Mr. Miller and in 2009, $4,950 for Mr. German, $3,197 for Ms. Sarhangi, $3,114 for Mr. Sleve, $1,545 for Mr. Cook and $2,790 for Mr. Miller.

Mr. German's Employment Agreement.

Pursuant to his employment agreement dated November 30, 2006, Mr. German will serve as president and chief executive officer of Corning for a period of three years, with an automatic renewal for successive one year periods thereafter. Mr.German received 75,000 options to purchase common stock of Corning for a price of $15.00 per share under our 2007 Stock Plan pursuant to the terms of the agreement. The employment agreement provides termination payments to Mr. German as follows:

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

The employment agreement also contains standard confidentiality, non-competition and non-solicitation provisions for a period including Mr.German's employment and the twelve months immediately following the date of the termination of his employment.

None of our other executive officers have employment, termination or change-in-control agreements.

Benefit Plans .

We provide competitive welfare and retirement benefits to our executive officers as an important element of their compensation packages.Our executives receive medical and dental coverage, life insurance, disability coverage and other benefits on the same basis as our other employees. Our executives are also eligible to participate in our employee savings and pension plans.

Corning Natural Gas Corporation Employees Savings Plan . All non-union employees of Corning who work for more than 1,000 hours per year and who have completed one year of service may enroll in the savings plan at the beginning of each calendar quarter. Under the savings plan, participants may contribute up to 50% of their wages. For non-union employees, Corning will match one-half of the participant's contributions up to a total of 3% of the participant's wages. Matching contributions vest in the participants' accounts at a rate of 20% per year and become fully vested after five years. All participants may select one of ten investment plans, or a combination thereof, for their account. Distribution of amounts accumulated under the savings plan occurs upon the termination of employment or death of the participant. The savings plan also contains loan and hardship withdrawal provisions.

Pension Plan . We maintain a defined benefit pension plan,the Retirement Plan for Salaried and Non-Union Employees of Corning Natural Gas Corporation, that covers substantially all of our employees. We make annual contributions to the plan equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974. The benefit payable under the pension plan is calculated based upon the employee's average salary for the four years immediately preceding his retirement. As defined in the plan, the normal retirement age is 62. The compensation covered by the pension plan includes only base salary, identified in the summary compensation table as "salary."

Outstanding Equity Awards at Fiscal Year End.

The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of the end of the past fiscal year.

PAGE 5.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael I. German	10,000	5,000	17.00	9/23/2013	(1)
	41,000	-	15.00	11/05/2011	(2)
Firouzeh Sarhangi	1,000	-	17.00	9/23/2013	(3)
Stanley G. Sleve	1,000	-	17.00	9/23/2013	(3)
Matthew Cook	1,000	-	17.00	9/23/2013	(3)
Russell Miller	1,000	-	17.00	9/23/2013	(3)

(1) The option is exercisable as follows: 1/3 of the shares on 9/23/2009; 1/3 of the shares on 9/23/2010; and 1/3 of the shares on 9/23/2011.

(2) The option is exercisable as follows: 1/3 of the shares on 11/5/2007; 1/3 of the shares on 11/5/2008; and 1/3 of the shares on 11/5/2009.

(3) The option is exercisable on 9/23/2009.

Director Compensation. On December 15, 2009, the board of directors agreed to increase the compensation for all board members from 150 shares of our restricted common stock for each quarter of service as a director to 250 shares of our restricted common stock for each quarter of service as a director. The shares awarded will become unrestricted upon a director leaving the board.Directors who also serve as officers of Corning are not compensated for their service as directors. In fiscal 2010, directorsreceived compensatory shares for service from April 2009 through June 2010. Since these shares are restricted, starting in March 2010, we have discounted the value of these shares at a rate of 25% less than the closing price of the stock on the day awarded. On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 2010. Directors have not yetreceived compensatory shares for service after December 2010. Information regarding shares of restricted stock awarded to directors in fiscal 2010 is summarized below, state at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718 (formerly SFAS No. 123(R)).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Henry B. Cook, Jr.	-	15,245	-	15,245
Ted W. Gibson	-	15,245	-	15,245
Joseph P. Mirabito	-	-	-	-
William Mirabito	-	-	-	-
George J. Welch	-	15,245	-	15,245
John B. Williamson III	-	-	-	-

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

	Common Stock
Names and Address(1)(2)	Shares	Right to Aquire (3)	Total	Percentage

The Gabelli Group(4)	261,203	-	261,203	22.6%
One Corporate Center
Rye, NY 10580
Michael I. German(5)	229,482	52,000	281,482	24.3%
Mirabito Holdings, Inc.(6)	109,882	-	109,882	9.5%
49 Court Street, PO Box 5306
Binghamton, NY 13901
Mitchell Partners, L.P.(7)	80281	-	80281	6.9%
3187-D Airway Avenue
Costa Mesa, CA 92626
Ted W. Gibson(8)	54,913	-	54,913	4.7%
Henry B. Cook, Jr.(9)	11,920	-	11,920	1%
Firouzeh Sarhangi(10)	7,101	2,000	9,101	*
George J. Welch(11)	6,773	-	6,773	*
Stanley G. Sleve(12)	4,007	2,000		*
Joseph P. Mirabito(13)	770	-	770	*
William Mirabito(14)	-	-	-	*
John B, Williamson III	1,000	-	1,000	*
Russell Miller(15)	39	2,000	2,039	*
Matthew Cook(16)	-	2,000	2,000	*

All directors, director nominees and
executive officers as a group (10 individuals)	361,779	60,000	421,779	36.4%

PAGE 6.

* Less than 1 percent

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Corporation, 330 West William Street, Corning, New York 14830.

(3)	Shares of common stock the beneficial owner has the right to acquire through stock options or warrants that are or will become exercisable within 60 days.

(4)

Includes 207,536 shares of common stock held by Gabelli Funds, LLC and 53,667 shares held by Teton Advisors, Inc.Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it.Based solely on information in Amendment No. 11 to Schedule 13D filed with the SEC on August 30, 2010.

(5)

Includes (a) 5,107 shares of common stock owned by Mr. German's son, (b) 52,000 options to purchase common stock and (c) 1,480 shares of common stock acquired through the Company's Dividend Reinvestment Program.19,353 shares of common stock are owned jointly by Mr. German and two other individuals.Mr. German disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(6)

Mr. Joseph Mirabito and Mr. William Mirabito each hold a 21% ownership interest in the corporation and could each report an additional 23,075 shares of beneficial ownership. Based solely on information in Amendment No. 1 to Schedule 13G filed with the SEC on September 13, 2010 and the Form 4's filed with the SEC on November 12, 2010.

(7)	Based solely on information in Amendment 2 to the Schedule 13G filed with the SEC on December 31, 2009.

(8)	Includes 2,100 shares of restricted stock.

(9)	Includes 2,050 shares of restricted stock and 68 shares of common stock acquired through the Company's Dividend Reinvestment Program.

(10)	Includes options to purchase 2,000 shares of common stock and 159 shares of common stock acquired through the Company's Dividend Reinvestment Program.

(11)

Includes 2,050 shares of restricted stock and 74 shares of common stock acquired through the Company's Dividend Reinvestment Program.4,546 shares of common stock are beneficially owned by Vincent J. Welch Trust, of which Mr. Welch is one of three trustees having voting and investment powers.

(12)	Includes options to purchase 2,000 shares of common stock and 65 shares of common stock acquired through the Company's Dividend Reinvestment Program.

(13)	Please see Note (6) regarding additional shares of beneficially owned common stock.

(14)	Please see Note (6) regarding additional shares of beneficially owned common stock.

(15)	Includes options to purchase 2,000 shares of common stock.

(16)	Includes options to purchase 2,000 shares of common stock.

Equity Compensation Plan Information. The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of 121,432 shares of our common stock.Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically increase to the number of shares equal to 15% of the shares outstanding. On the date of the annual meeting, April 20, 2010, the total maximum number of shares available for issuance increased to 152,204. As of September 30, 2010, there were 60,000 options outstanding and the maximum number of shares available for future grants under the plan was 92,204.

PAGE 7.

Plan category	Number of securities to be issued upon exercise of ourstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in the first column)

Equity compensation plans approved by security holders	60,000	$15.63	92,204

Equity compensation plans not approved by security holders	--	--	--

Total	60,000	$15.63	92,204

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. Corning paid $42,467 for competitively bid contract work to Classic City Mechanical in the last fiscal year. Mr. Gibson is the chief operating officer of this company. Mr. Gibson recused himself from any decisions regarding contract negotiations and was not aware of any companies' contract bids. Corning Natural Gas Corporation, in a joint venture with Mirabito Holdings, Incorporated, formed Leatherstocking Gas Company LLC (a limited liability corporation) in November 2010. Mr. Joseph P. Mirabito and Mr. William Mirabito are officers, directors and each 21% shareholders of Mirabito Holdings, Incorporated. They are also on the board of Leatherstocking Gas Company, LLC.

Director Independence.The board of directors has determined and confirmed that each of Mr. Cook, Mr. Joseph Mirabito, Mr. William Mirabito, Mr. Welch and Mr. Williamson do not have a material relationship with Corning that would interfere with the exercise of independent judgment and are independent as defined by the applicable laws and regulations and the listing standards of the New York Stock Exchange.

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for the fiscal years ended September 30, 2010 and 2009, by our independent registered public accounting firm, Rotenberg & Co. LLP, Certified Public Accountants of Rochester, New York.

	2010	2009
Audit Fees	$85,500	$83,000
Audit-Related Fees	--	--
Tax Fees	$18,000	$17,000
All Other Fees	$9,000	$9,200
Total	$112,500	$109,200

Audit Fees. These are fees for professional services rendered by Rotenberg & Co. for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. There were no fees billed by Rotenberg & Co. for audit-related fees for the fiscal years ended September 30, 2010 and 2009.

Tax Fees. These are fees for professional services rendered by Rotenberg & Co. with respect to tax compliance, tax advice and tax planning. These services include the review of tax returns and consulting on tax planning matters.

All Other Fees. These are fees for the audit of our pension plan, opinion for the rights offering filing and the review of our internal controls and corporate governance. There were no fees billed by Rotenberg & Co. for other services not described above for the fiscal years ended September 30, 2010 and 2009.

The audit committee authorized the payment by us of the fees billed to us by Rotenberg & Co. in fiscal 2010 and 2009.The decision to engage Rotenberg & Co. LLP was approved by the audit committee. The audit committee has considered whether the provision of non-audit services is compatible with maintaining Rotenberg & Co. LLP's independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2010 and 2009, Rotenberg & Co. had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

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

PAGE 8.
Corning Natural Gas Corporation (Registrant)

Date January 28, 2011	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 28, 2011

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 28, 2011

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 28, 2011

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 28, 2011

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 28, 2011

/s/ William Mirabito
William Mirabito	Director	January 28, 2011

/s/ George J. Welch
George J. Welch	Director	January 28, 2011

/s/ John B. Williamson III
John B. Williamson III	Director	January 28, 2011

PAGE 9.