Form 10-K/A
period 2010-09-30
CORNING NATURAL GAS CORP
filed 2011-01-31
CIK 24751

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

Explanation of Amendment

Corning Natural Gas Corporation is filing this Amendment No. 2 (the "Amendment") on Form 10-K/A to amend its Annual Report on Form 10-K/A for the year ended September 30, 2010 (the "Report") that was filed with the Securities and Exchange Commission on January 28, 2011 for the purpose of including Exhibits 31.1 and 31.2 which were not included with the original filing. This Amendment No. 2 does not reflect events after the date of the filing of the Report and does not modify or update disclosures made in the Report except to attach the exhibits that should have been attached.

Exhibits filed with this Amendment No. 2 on Form 10-K/A

31.1* Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2* Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Corning Natural Gas Corporation (Registrant)

Date January 31, 2011	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 31, 2011

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 31, 2011

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 31, 2011

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 31, 2011

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 31, 2011

/s/ William Mirabito
William Mirabito	Director	January 31, 2011

/s/ George J. Welch
George J. Welch	Director	January 31, 2011

/s/ John B. Williamson III
John B. Williamson III	Director	January 31, 2011

Page 2.