Form 10-Q
period 2010-12-31
CORNING NATURAL GAS CORP
filed 2011-02-09
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]No [X]

Indicate the number of Shares outstanding of the issuer's common stock as of the latest practicable date.

Common Stock, $5.00 par value	1,157,628
Class	Shares outstanding as of February 9, 2011

>

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of December 31, 2010.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
Unaudited

| | Quarter Ended | |
|---|---|---|
| | December 31, 2010 | December 31, 2009 |
| Utility operating revenues | $5,851,785 | $6,117,162 |
| Natural gas purchased | 2,497,048 | 2,487,030 |
| Gross margin | 3,354,737 | 3,630,132 |
| Cost and expense | | |
| Operating and maintenance expense | 1,696,494 | 1,641,053 |
| Taxes other than income taxes | 417,917 | 366,005 |
| Depreciation | 293,458 | 170,360 |
| Other deductions, net | 78,491 | 46,077 |
| Total costs and expenses | 2,486,360 | 2,223,495 |
| Utility operating income | 868,377 | 1,406,637 |
| Other income and (expense) | | |
| Interest expense | (208,642) | (249,239) |
| Non-utility expense | (2,770) | (19,433) |
| Other Income | 10,703 | 571 |
| Investment income | 143,958 | 16,453 |
| Rental income | 12,138 | 12,138 |
| Net income from operations, before income tax | 823,764 | 1,167,127 |
| Income tax (expense), current | (42,367) | (147,075) |
| Income tax (expense), deferred | (268,990) | (356,860) |
| Total tax (expense) | (311,357) | (503,935) |
| Net income | 512,407 | 663,192 |
| Other comprehensive (loss) | (163,707) | (103,327) |
| Total comprehensive income | $348,700 | $559,865 |
| Weighted average earnings per share-(see Note 15) | | |
| basic: | $0.45 | $0.66 |
| diluted: | $0.44 | $0.65 |
| Average shares outstanding - basic | 1,147,691 | 1,011,717 |
| Average shares outstanding - diluted | 1,160,568 | 1,017,353 |

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

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

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended September 30, 2010. These unaudited interim consolidated financial statements have not been audited by a firm of certified public accountants.

It is the Company's policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

Deferred income tax assets and liabilities are netted between short term and long term for presentation on the balance sheet.

Note 2 - New Accounting Standards

In June 2009, FASB issued FASB ASC 860-10-05, "Accounting for Transfers of Financial Assets". FASB ASC 860-10-05 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company implemented and FASB ASC 860-10-05 did not have a material effect on its consolidated financial statements.

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

In July 2010, FASB issued FASB ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". The standard amends ASC Topic 310, "Receivables", to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. FASB ASU is effective for interim or annual fiscal years beginning after December 15, 2010 for public entities and for interim and annual fiscal years beginning after December 15, 2011 for nonpublic entities. The Company is evaluating the impact the adoption of FASB ASU 2010-20 will have on its consolidated financial statements.

Note 3 - Statement of Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. A drop from 6.75 percent to 5.50 percent in the discount rate as determined on an actuarial basis resulted in a projected increase in benefit funding obligations and pension liability and resulted in a $1.9 million pension liability adjustment and a related $1.9 million increase in the loss reported in September 2009 that carried through to December 2009. There was also a drop in the discount rate from 5.5% to 5.25% in 2010. That drop was offset by changes in assumptions in the rate of compensation increase from 4.5% to 3% and fund performance that resulted in a $679,023 OCI gain for the period ending September 30, 2010 that carried through to December 2010.

Note 4 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Contributions

The Company expects to contribute $847,816 to its Pension Plan and $55,000 to its other Post Retirement Benefit Plan in fiscal year 2011. A total of $206,212 has been paid to the Pension Plan for the first three months of this fiscal year.

Note 5 - Rate Case

In August 2009, in Case 08-G-1137, the New York Public Service Commission ("NYPSC") approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM), a refund or surcharge on customer bills to reflect differences between actual delivery revenue from residential customers and a revenue target. The order also contained a year two "capital tracker". This allowed the Company to file for rate relief in 2010 for new capital projects without a full rate proceeding. In addition, the percentage of revenues from gas producers retained by the Company as an incentive was increased from 10% to 20%. On January 25, 2011, the NYPSC approved an estimated increase in rates of $164,000 associated with the "capital tracker". The final amount will be determined based on the actual capital expenditures and additional property taxes through August 2011.

Note 6 - Financing Activities

In October 2008, we obtained $1.0 million of financing in the form of a demand loan from Manufacturers and Traders Trust Company to help with the cost of our new construction. Interest on this loan was payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% at the end of December 2010. The Company repaid $500,000 in December 2009 and the balance in December 2010.

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

On October 27, 2010, the Company entered into a Multiple Disbursement Term Note with Manufacturers and Traders Trust Company in the amount of $1,865,000 to refinance construction costs originally financed through internally generated funds. The interest rate of this note is 5.76% and is payable monthly for five years calculated on a ten year amortization schedule. A final payment equal to the outstanding principal and interest will be due on the maturity date.

Note 7 - Director Compensation

On December 15, 2009, the board of directors approved an increase in its compensation from 150 shares of our restricted common stock for each quarter of service to 250 restricted shares quarterly effective as of January 1, 2010. The shares awarded will become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors.　 On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 30, 2010. Since these shares are restricted, in recording compensation expense, the expense accrued is 25% less than the closing price of the stock on the day the stock was awarded. Management of the Company believes this is reasonable for thinly traded stock such as that of the Company. The Company did not discount the value of the stock paid to the directors that resigned from the board since those shares become unrestricted when held by a non-affiliate for at least six months. Information regarding shares of stock awarded to directors in fiscal 2011 is summarized below.

Note 8 - Fair Value Measurements

The Company has determined the fair value of certain assets through application of FASB ASC 820.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2010, December 31, 2009 and September 30, 2010 are as follows:

Gains and losses included in earnings for the periods reported in investment income as follows:

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 9 - Stock Options

On November 5, 2007, the board of directors granted stock options to the Company's President and Chief Executive Officer totaling 75,000 shares at an exercise price of $15.00 per share. 25,000 of the stock options were vested immediately and 25,000 additional options vested on each of the 1st and 2nd anniversary of the grant date. The options expire if not exercised by November 5, 2011. On September 23, 2008, the board of directors approved performance based stock options for the officers totaling 19,000 shares to be vested on the 1st, 2nd and 3rd anniversaries of the grant date at an exercise price of $17.00 per share. No additional options were granted during fiscal 2009 and 2010.

Management has valued these options at their date of vesting utilizing the Black-Scholes Option Pricing Model. The following weighted average assumptions were utilized in the fair value calculations for options granted:

The following summarizes the stock options outstanding as of December 31, 2010 for the fiscal year to date:

On December 14, 2010, the board of directors granted 9,000 compensatory stock options for officers at an exercise price of $19.25 per share, exercisable on December 15, 2011. Management has valued these options at their grant date utilizing the Black-Scholes Option Pricing Model. The following weighted average assumptions were utilized in the fair value calculations for options granted:

On January 13, 2011, Mr. German exercised 9,000 options to purchase common stock at $15.00 a share.

Note 10 - 311 Transportation Agreement

On January 11, 2010, the Company entered into a contract (311 Transportation Agreement) with a local gas producer that provides for the building of a compressor station as well as the transfer of 6" pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On May 21, 2010, the 311 Transportation Agreement was revised to reflect a change in the projected gas delivery schedule and delivery volumes. The previously agreed to transportation rates did not change. The contracts' maximum daily delivery quantity remains the same. The schedule for attaining the maximum daily delivery quantity was altered to accommodate the projects' construction schedule. The Company anticipates operation of the compressor station and 6" pipeline at the end of the first calendar quarter of 2011.

Note 11 - Dividends

Dividends are accrued when declared by the Board of Directors. At its regular meeting on December 14, 2010, the Board of Directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share. Shareholders of record on December 31, 2010, were paid this dividend on January 15, 2011.

Note 12 - Rights Offering

The Company distributed one transferable subscription right for each ten shares of common stock to shareholders of record as of 5:00 pm on July 19, 2010. Each right entitled the shareholder to purchase one share of our common stock at a cash exercise price of $18.00 per share. The rights were granted to the shareholders without additional charge to them and expired at 5:00 pm on August 27, 2010. The offering was significantly over-subscribed and we received $1,796,373, net of expenses of the offering, with the exercise of 104,086 shares. The Company used the proceeds to help fund capital expenditures, the retirement of debt and for future growth opportunities.

Note 13 - Executive Incentive Program

On February 5, 2010 at the regularly scheduled meeting of the Company's board of directors, an Executive Incentive Plan was approved. The plan provides a mechanism for certain senior employees to receive payments for goals that are achieved during calendar year 2010. Awards under this program will be determined by the board at its regularly scheduled meeting on March 8, 2011.

Note 14 - Leatherstocking Gas Company, LLC

The Company, in a joint venture with Mirabito Holdings, Incorporated, formed a limited liability corporation (LLC) in November 2010 for the purpose of providing natural gas in areas of New York that currently do not have natural gas service. This new venture, Leatherstocking Gas Company, LLC, is considering expansion to several areas in the northeast. The Company and Mirabito Holdings, Incorporated each have 50% membership percentages in the venture and each appoint three managers to operate the new company. The seventh manager is a neutral manager agreed to by both members who is not an officer, director, shareholder or employee or either member. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Holdings, Incorporated; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of Corning Natural Gas Corporation. There are no transactions to report and therefore no amounts to consolidate at December 31, 2010.

Note 15 - Earnings Per Share

For the three months ended December 31, 2010, net income decreased by $150,785 compared to the same period in 2009 because of less favorable regulatory reconciliations, specifically Gas Adjustment Clause ("GAC") adjustments and a reconciliation of revenue under our revenue decoupling mechanism (RDM). These items resulted in an after-tax decrease of $295,000 in operating revenue or $.26 earnings per share from the period ending December 31, 2009 compared to the period ending December 31, 2010.

Note 16 - Subsequent Events

On January 13, 2011, Mr. German exercised 9,000 options to purchase common stock at $15.00 a share.

The NYPSC on January 17, 2011, acted on the Company's Second Stage request. The amount of the second stage will be $164,000. The actual amount of the second stage will be determined via a reconciliation process that covers September 2010 to August 2011. If eligible expenditures and costs recoverable in the second exceed the forecast used by the NYPSC to set the cash collection amount, those amounts will be deferred and recovered via the DRA rate adjustment in 2012. The denial of the Company's request for a third and fourth stage will necessitate the filing of a base rate case early in 2011. The NYPSC denied the Company's request to extend the second stage calculation mechanism to a third and fourth stage which would have obviated the need to file a base rate case for the two years following August 2011.

Regarding the Bath Gas, Electric and Water System petition to the NYPSC, on January 26, 2011, the Company responded its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. The meter investigation associated with the petition is ongoing and is still in the data gathering stage. If there were any merit to the BEGWS claims, and the Company were required to pay BEGWS a refund, the Company would attempt to recover such amounts under its gas adjustment clause in its gas rates. Currently, the Company does not believe that the BEGWS petition, whether it is granted or not, would have a material financial impact.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional manufacturing capacity in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and we believe that pipeline could, depending on the volume of gas extracted and directed through the pipeline by the producer, significantly increase throughput on our system and have a significant impact on margins. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

Our infrastructure improvement program has focused on the replacement of older distribution mains and customer service lines. The Company designated seven miles of bare steel pipe and 400 bare steel services for replacement during calendar year 2010. In 2010 we exceeded our goals and replaced 8.38 miles of pipe and 404 services. In addition to replacing distribution facilities, we upgraded portions of five major supply pipelines.

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended December 31, 2010, net income decreased by $150,785 compared to the same period in 2009 because of less favorable regulatory reconciliations, specifically Gas Adjustment Clause ("GAC") adjustments and a reconciliation of revenue under our revenue decoupling mechanism (RDM). These items resulted in an after-tax decrease of $295,000 in operating revenue or $.26 earnings per share for the period ending December 31, 2010 compared to the period ending December 31, 2009. These items were partially offset by the addition of large new customers and increased volumes used by existing major customers. As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2011 fiscal year to date, stockholders' equity increased from $9,891,555 to $13,866,378. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2011 to date, we have spent $1.8 million on safety related infrastructure improvements. For the first three months of fiscal 2011 we repaired 52 leaks, replaced 101 bare steel services and replaced 10,649 feet of bare steel main.

Revenue and Margin

Utility operating revenues decreased $265,377 in the three months ended December 31, 2010 compared to the same periods last year due mainly to a lost and unaccounted for incentive benefit (LAUF, i.e. GAC adjustment) of $385,845 in December 2009 that did not occur in 2010 as well as a negative RDM reconciliation of $156,889 in 2010. These items were partially offset by higher rates in 2010 and increased usage by our large industrial customers in 2010. The increase in local production revenues over the quarter compared to the same period last year is due to higher volumes. As of September 1, 2009, 100% of the fixed amount ($10,000 monthly) and 80% of the monthly volumetric charge (at $.05 per dekatherm) due to Line 13 (our pipeline connecting Marcellus production in Pennsylvania to the rest of our distribution system) are now allocated to offset our costs of building the pipeline. As of fiscal year 2011, we are recognizing the revenue and increasing the accumulated depreciation and depreciation expense instead of offsetting plant. Other income decreased in this quarter compared to last year because of the LAUF incentive benefit in 2009 and negative annual reconciliation of RDM in 2010. The Company reconciles several accounts on an annual basis, two of the biggest being the RDM and LAUF incentive reconciliations. The RDM was reconciled for the first time in 2010 to reflect the difference between actual delivery revenue and the target revenue filed with the NYPSC and resulted in a negative income impact because the Company had recorded revenues higher than the target. For the annual reconciliation of LAUF in 2009, we had a fixed loss factor target of 2.2% and an actual performance loss rate of 1.43% resulting in a positive impact on income. The following tables further summarize other income on the operating revenue table:

Gas purchases are our largest expense. We entered into a gas management agreement with Atmos Energy Marketing, LLC starting July 1, 2008 through March 31, 2011, as extended. Purchased gas expense increased $10,018 to $2,497,048 in the three months ended December 31, 2010 compared to $2,487,030 in the same period last year due primarily to less favorable GAC adjustments for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage decreased 2.01% for the three months ended December 31, 2010 compared to the same periods last year primarily because of a favorable GAC adjustment in 2009.

Operating Expenses

Operating and maintenance expense increased in the first quarter of fiscal 2011 to $1,696,494 compared to $1,641,053 in the same quarter of fiscal 2010 due primarily to legal and maintenance expenses. Depreciation expense increased to $293,458 in this quarter from $170,360 in 2009 due to new accounting for local production revenues in 2010 (see Revenue and Margin Note) offset by a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. This study also resulted in lower depreciation rates. Interest expense showed a decrease of $40,597 for the quarter from 2010 to 2009 mainly because of an adjustment to interest for carrying costs allowed per the NYPSC on the Temporary State Assessment uncollected from customers amount in 2010.

Net Income

Net income decreased to $512,407 for the three months ended December 31, 2010 compared to $663,192 for the same period last year because of a favorable LAUF (lost and unaccounted for) incentive revenue in 2009 and a negative RDM reconciliation in 2010. These items were partially offset by the addition of new customers and increased volume usage by existing major customers in 2010.

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

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $3.0 million annually due to an infrastructure investment mandate in our recent rate orders. In fiscal year 2011 to date, we have spent $1.8 million on safety related infrastructure improvements.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing and borrowings and repayments under our lines-of-credit. For our consolidated operations, we have a $7.0 million line of credit with an interest rate of the greater of 4.0% or 2.25 basis points above LIBOR. As of March 1, 2010, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account minus the balance of the demand loan (paid in full in July 2010) up to the $7.0 million limit. The amount outstanding under this line on December 31, 2010 was $5.1 million with an additional $1.9 million available under the above covenants. Collateral assignments have been executed which assign to the lender various rights in the Rabbi Trust investment account established to fund the Company's deferred compensation plan obligations, shown on the balance sheet as "Investments". In addition, our lender has a purchase money interest in all our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have $11.3 million in long term debt outstanding including current year installments as of December 31, 2010. We repaid $662,760 in the first three months of fiscal 2011 consistent with the requirements of our debt instruments and refinancing activities. The $1.9 million Community Bank Term Loan was repaid in full in July 2010. On May 7, 2008, we entered into a credit agreement with M&T Bank to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, expressed its belief that the refinancing with M&T Bank breached the negative covenants contained in the 1997 note agreement. An Intercreditor and Collateral Agency Agreement went into effect on December 1, 2009 between Great West and M&T Bank, as well as amendments to September 1997 Notes, resolving this issue and providing the Company more flexibility relative to future borrowings. On March 4, 2010, the $6 million loan agreement with M&T Bank was amended with the principal change being an increase in the interest rate to 6.5%. The Company is in compliance with all of our loan covenants as of February 11, 2011.

On May 7, 2010, the Company entered into a credit agreement with Community Bank N.A. for a $1.05 million promissory note at a fixed interest rate of 6.25% for the purpose of paying for the construction projects of our new franchise located in the town of Virgil. This agreement gives our lender a security interest in all fixtures, equipment and inventory related to the Company's franchise in the town of Virgil as well as the Rabbi Trust account. The note also required an equity contribution of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement:

(i) Maintain a tangible net worth of not less than $11.0 million,

(ii) Maintain a debt to tangible net worth of less than 3.0 to 1.0, and

(iii) Maintain a debt service coverage ratio of 1.10 to 1.

We believe we are in compliance with the financial covenants in this debt instrument as of September 30, 2010.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including at three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note will mature on September 25, 2011.

On October 27, 2010, the Company entered into a Multiple Disbursement Term Note with Manufacturers and Traders Trust Company in the amount of $1,865,000 to refinance construction costs originally financed through internally generated funds. The interest rate of this note is 5.76% and is payable monthly for five years calculated on a ten year amortization schedule. A final payment equal to the outstanding principal and interest will be due on the maturity date.

During this quarter, we are mainly withdrawing gas from storage and as of December 31, 2010, had a balance of $1.9 million worth of gas in storage. During the next quarter, we will also be withdrawing gas from storage and we anticipate that we will have sufficient gas to supply our customers for the winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In March 2010, we refinanced our line of credit with a limit of $7.0 million. The interest rate on this line will be the greater of 4.0% or 30 days LIBOR plus 2.25%. The interest rate on this loan will be adjusted monthly and was 4.0% at December 31, 2010. We believe we are in compliance with the financial covenants in these debt instruments as of December 31, 2010.

In October 2008, we obtained $1.0 million of financing in the form of demand loan from Manufacturers and Traders Trust Company to help with the cost of our new construction. Interest on this loan is payable on a monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% until October 31, 2008, 5% until November 30, 2008, and was 4.25% until December 31, 2010. The Company repaid $500,000 in December 2009 and repaid the balance in December 2010.

Regulatory Matters

The Company's business is regulated by the NYPSC among other agencies.

In August 2009, in Case 08-G-1137, the NYSPC approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM) and a year two "capital tracker". This allowed the Company to file for second stage rate relief in 2010 for new capital projects without a full blown rate proceeding. In addition, the percentage of producer revenue retained by the Company as an incentive was increased from 10% to 20%.

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

On October 26, 2009, the Company filed a petition in Case 09-G-0791 seeking a determination by the NYPSC as to the appropriate accounting for costs and revenues associated with facilities that will be used to transport substantial additional quantities of natural gas from gas producers. On January 11, 2010, the Company entered into a contract with a local gas producer, Talisman Energy USA Inc., that provides for the building of a compressor station as well as the transfer of a 6" pipeline owned by Talisman to the Company. The contract that was filed with the NYPSC also sets forth the terms, rates and conditions for the transportation of the local producer gas to the interstate pipeline system. The Company filed an updated economic analysis for the project based on the contract terms in support of the Company's petition for determination of the appropriate accounting for costs and revenues associated with the facilities. The Commission issued an order on June 25, 2010 setting forth the accounting for the revenues from the compressor station project. The Commission determined that 80% of the project revenue should be used to write down project investment and that 20% be retained by the Company as an incentive. The Commission denied the Company's request to accrue carrying charges on the unrecovered investment until those costs were reflected in rates.

On November 2, 2009, the Company filed a petition in Case 09-G-0790 for authority to transfer its pipelines 2, 3 and 6 from utility operations to a non-utility entity. These pipeline facilities are not currently needed for the Company to provide its natural gas distribution service. In the future, however, these facilities may be useful for the purpose of transporting locally produced natural gas, a business distinct from the Company's provision of distribution service. The Commission has not acted on the Company's petition.

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

On May 17, 2010, the Company filed a petition with the NYPSC in Case 10-G-0224 for a declaratory ruling on the applicability of the 2009 amendments to Section 70 of the Public Service law. The amendment requires approval of the NYPSC for the purchase of common stock holdings of greater than 10% by individuals and certain entities. Currently there are only three shareholders, including related groups of shareholders, holding more than 10 percent of the Company's common stock: The Gabelli Group of Rye, New York; Michael I. German, the Company's President and Chief Executive Officer; and Richard M. Osborne of Mentor, Ohio, the Company's former Chairman. Additional purchases through the Company's dividend reinvestment plan and upon exercise of subscription rights issued in the rights offering by these individuals were approved by the NYPSC in an order dated August 20, 2010. The Order also approved transactions for the exercise of certain stock options. However, that Order did not specifically address Corning's request for approval of the exercise by the Chief Executive Officer of pre-2009 options to purchase an additional 56,000 shares of common stock. The Company sought clarification or rehearing of the August 20, 2010 Order to address the pre-2009 options. In an Order issued November 19, 2010, the NYPSC determined that the exercise of the options would not result in the type of ownership concentration that would violate the public interest. The Company's Chief Executive Officer currently owns 19.79% of the outstanding shares of common stock of the Company. Were he to exercise his rights to the fullest extent (52,000 shares) his ownership interest would increase to 24.32%.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS has requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company is conducting a comprehensive review of the BEGWS claim. The Company installed new meters for BEGWS in 2009 and believes that those meters and the resulting bills have been accurate. On January 26, 2011, the Company responded its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. The meter investigation associated with the petition is ongoing and is still in the data gathering stage. If there were any merit to the BEGWS claims, and the Company were required to pay BEGWS a refund, the Company would attempt to recover such amounts under its gas adjustment clause in its gas rates. Currently, the Company does not believe that the BEGWS petition, whether it is granted or not, would have a material financial impact.

The NYPSC on January 25, 2011 acted on the Company's second stage request in Case 08-G-1137. The amount of the second stage will be approximately $164,000. The actual amount of the second stage rate request will be determined via a reconciliation process that covers September 2010 to August 2011. If eligible expenditures and costs recoverable in the second exceed the forecast used by the NYPSC to set the cash collection amount, those amounts will be deferred and recovered via the DRA rate adjustment in 2012. We believe the denial of the Company's request for a third and fourth stage will necessitate the filing of a base rate case. The NYPSC denied the Company's request to extend the second stage calculation mechanism to a third and fourth stage which would have obviated the need to file a base rate case for the two years following August 2011.

The Joint Proposal in Case 08-G-1137, as approved by the NYPSC in August 2009, permitted the Company to seek rate treatment for the Root pipeline (No. 13) that went into service in early 2009 to transport Marcellus Shale gas from Pennsylvania to the Company's system in New York. In 2009, subsequent to approval of the Joint Proposal, the Company filed a request for a declaratory ruling to permit the Company to retain revenues derived from the transportation charges for the new pipeline from January 1, 2009 through August 31, 2009, the period prior to the effective date of new rates. In the absence of such relief, the Company would be required to pay the carrying cost of the pipeline during that period without a commensurate opportunity to recover those costs through retention of revenues. In an order issued March 29, 2010 in Cases 09-G-0813 and 07-G-0772, the NYPSC denied the declaratory ruling request. The Company sought rehearing in a petition filed April 27, 2010. The NYPSC, in an order issued January 25, 2011, denied the request for rehearing. There will be no future impact on revenues since the Company has already made the appropriate adjustment.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended September 30, 2010, filed on December 17, 2010. It is important to understand that the application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The most significant principles that impact us are discussed below.

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

Accounting for Regulated Operations - Regulatory Assets and Liabilities

All of our business is subject to regulation by the NYPSC. We record the results of our regulated activities in accordance with FASB ASC 980, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. FASB ASC 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, therefore certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements. Please refer to Note 3 - Statement of Other Comprehensive Income (Loss) in the Notes to the Financial Statements for further disclosures. However, we expect to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in our utility segment in accordance with the applicable NYPSC authorization. The Company's pension expense for financial reporting purposes is the amount approved by the NYPSC in the Company's last base rate case. Those amounts are $1,285,000 and $520,000 for the periods beginning September 1, 2009 and January 1, 2008, respectively. The Company on a monthly basis (1/12 of the annual amount) accrues the amount determined by the latest actuarial estimate of its FASB ASC 715 liability. The Company then compares the FASB ASC 715 amount to the monthly pension allowance approved by the NYPSC. The difference is recorded to expense (plus or minus) in order to match the pension expense included in base delivery rates by order of the　NYPSC noted above. 　The amount (plus or minus) required to　match the pension expense allowed by the NYPSC is recorded as either a regulatory asset or liability and is deferred for subsequent rate consideration.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Form 10-K for the year ended September 30, 2010, and under the heading "Risk Factors" in the prospectus, dated July 19, 2010, forming a part of Registration Statements on Form S-1 (No. 333-166008), in addition to:

*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC,
*	the effect of any litigation arising from actions taken or not taken by our former executive officers and any agreements executed in connection therewith,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines, and
*	competition to our gas transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer each concluded that the Company's disclosure controls and procedures are effective as of December 31, 2010.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to the Company's Form 10-K for the year ended September 30, 2010 for disclosure relating to certain ongoing legal proceedings.

Item 1A. Risk Factors.

Please refer to the Company's Form 10-K for the year ended September 30, 2010 for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and reserved

Item 5. Other Information.

None

Item 6. Exhibits.

10.1 Promissory Note between the Company and Five Star Bank dated September 27, 2010 (Incorporated by reference to Exhibit 10.52 of the Company's Current Report on Form 10-K dated December 17, 2010)

10.2 Letter of Commitment between the Company and Manufacturers and Traders Trust Company dated June 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 27, 2010)

10.3 Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated October 27, 2010)

10.4 General Security Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated October 27, 2010)

10.5 Specific Security Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated October 27, 2010)

10.6 Credit Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated October 27, 2010)

31.1* Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

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

CORNING NATURAL GAS CORPORATION

Date: February 9, 2011 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: February 9, 2011 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)