Form 10-Q
period 2011-03-31
CORNING NATURAL GAS CORP
filed 2011-05-06
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ _] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5.00 par value	1,741,739
Class	Shares outstanding as of May 6, 2011

Page 2.

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2011.

Page 3.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Page 4.

Page 5.

Page 6.

Page 7.

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

Note 2 - New Accounting Standards

In June 2009, FASB issued FASB ASC 860-10-05, "Accounting for Transfers of Financial Assets". FASB ASC 860-10-05 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company implemented FASB ASC 860-10-05 and it did not have a material effect on its consolidated financial statements.

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

In July 2010, FASB issued FASB ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". The standard amends ASC Topic 310, "Receivables", to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. FASB ASU 2010-20 is effective for interim or annual fiscal years beginning after December 15, 2010 for public entities. The Company is evaluating the impact the adoption of FASB ASU 2010-20 will have on its consolidated financial statements.

Page 8.

Note 3 - Statement of Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. A drop from 6.75 percent to 5.50 percent in the discount rate as determined on an actuarial basis resulted in a projected increase in benefit funding obligations and pension liability and resulted in a $1.9 million pension liability adjustment and a related $1.9 million increase in the loss reported in September 2009 that carried through to March 2010. There was also a drop in the discount rate from 5.5% to 5.25% in 2010. That drop was offset by changes in assumptions in the rate of compensation increase from 4.5% to 3% and fund performance that resulted in a $679,023 OCI gain for the period ending September 30, 2010 that carried through to March 2011 and partially offset quarterly accruals.

Note 4 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Contributions

The Company expects to contribute $847,816 to its Pension Plan and $55,000 to its other Post Retirement Benefit Plan in fiscal year 2011. A total of $448,424 has been paid to the Pension Plan for the first six months of this fiscal year.

Note 5 - Rate Case

In August 2009, in Case 08-G-1137, the New York Public Service Commission ("NYPSC") approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM), a refund or surcharge on customer bills to reflect differences between actual delivery revenue from residential customers and a revenue target. The order also contained a year two "capital tracker". This allowed the Company to file for rate relief in 2010 for new capital projects without a full rate proceeding. In addition, the percentage of revenues from gas producers retained by the Company as an incentive was increased from 10% to 20%. On January 25, 2011, the NYPSC approved an estimated increase in rates of $164,000 associated with

Page 9.

the "capital tracker". The final amount will be determined based on the actual capital expenditures and additional property taxes through August 2011. On February 1, 2011, the Company filed for a re-hearing to include depreciation expense as a component in the calculation.

Note 6 - Financing Activities

In October 2008, we obtained $1.0 million of financing in the form of a demand loan from Manufacturers and Traders Trust Company to help with the cost of our new construction. Interest on this loan was payable on a monthly basis at a rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% at the end of December 2010. The Company repaid $500,000 in December 2009 and the balance in December 2010.

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

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of March 31, 2011.

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

In February 2011, we renewed our $7.0 million revolving line of credit with Community Bank N.A. The line of credit bears interest annually at a fluctuating rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25% and expires on February 28, 2012. Under this agreement, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account up to the $7.0 million limit. The interest rate was 3.5% as of March 31, 2011.

Note 7 - Director Compensation

On December 15, 2009, the board of directors approved an increase in its compensation from 150 shares of our restricted common stock for each quarter of service to 250 restricted shares quarterly effective as of January 1, 2010. The directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company (see Note 16 for further information). The shares awarded become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors. On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 30, 2010. Since these shares are restricted, in recording compensation expense, the expense accrued is 25% less

Page 10.

than the closing price of the stock on the day the stock was awarded. Management of the Company believes this discount is reasonable for thinly traded stock such as that of the Company. The Company did not discount the value of the stock paid to the directors who resigned from the board since those shares became unrestricted when held by a non-affiliate for at least six months. No shares have been issued for service for the quarters ended December 31, 2010 and March 31, 2011. Information regarding shares of stock awarded to directors in fiscal 2011 is summarized below.

Note 8 - Fair Value Measurements

The Company has determined the fair value of certain assets through application of FASB ASC 820.

Fair value of assets and liabilities measured on a recurring basis at March 31, 2011, March 31, 2010 and September 30, 2010 are as follows:

Gains and losses included in earnings for the periods reported in investment income as follows:

Page 11.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 9 - Stock Options

On November 5, 2007, the board of directors granted stock options to the Company's President and Chief Executive Officer totaling 75,000 shares at an exercise price of $15.00 per share. 25,000 of the stock options vested immediately and 25,000 additional options vested on each of the first and second anniversary of the grant date. The options expire if not exercised by November 5, 2011. On September 23, 2008, the board of directors approved performance based stock options for the officers totaling 19,000 shares at an exercise price of $17.00 per share. 9,000 of these options vested on the first anniversary of the grant date and 5,000 vested on the second anniversary of the grant date. The remaining 5,000 of these options vest on the third anniversary of the grant date. No additional options were granted during fiscal years ended September 30, 2009 and September 30, 2010. On December 14, 2010, the board of directors granted 9,000 compensatory stock options to certain of the Company's executive officers at an exercise price of $19.25 per share. These options are exercisable on or after December 15, 2011 and expire on the fourth anniversary of the grant date. No options were issued for the quarter ended March 31, 2011.

Management has valued the 2010 options at their date of vesting and 2011 options at their grant date utilizing the Black-Scholes Option Pricing Model. The following weighted average assumptions were utilized in the fair value calculations for options granted:

The following summarizes the stock options outstanding as of March 31, 2011 for the fiscal year to date:

Note 10 - 311 Transportation Agreement

On January 11, 2010, the Company entered into a contract (311 Transportation Agreement) with a local gas producer that provides for the building of a compressor station as well as the transfer of 6" pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On

Page 12.

May 21, 2010, the 311 Transportation Agreement was revised to reflect a change in the projected gas delivery schedule and delivery volumes. The previously agreed to transportation rates did not change. The contract's maximum daily delivery quantity remains the same. The schedule for attaining the maximum daily delivery quantity was altered to accommodate the project's construction schedule. The Company anticipates operation of the compressor station and 6" pipeline during the second calendar quarter of 2011.

Note 11 - Dividends

Dividends are accrued when declared by the Board of Directors. At its regular meeting on December 14, 2010, the Board of Directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share. Shareholders of record on March 31, 2011, were paid this dividend on April 15, 2011. The dividend rate of $.1725 reflects the pre-stock dividend rate (see Note 16 - Stock Dividend for additional information). The Board of Directors expects to review the quarterly dividend rate at its next regularly scheduled meeting.

Note 12 - Rights Offering

The Company distributed one transferable subscription right for each ten shares of common stock to shareholders of record as of 5:00 pm on July 19, 2010. Each right entitled the shareholder to purchase one share of our common stock at a cash exercise price of $18.00 per share. The rights were granted to the shareholders without additional charge to them and expired at 5:00 pm on August 27, 2010. The offering was significantly over-subscribed and the Company received $1,796,373, net of expenses of the offering, with the exercise of 104,086 shares. The Company used the proceeds to help fund capital expenditures, the retirement of debt and for future growth opportunities.

Note 13 - Executive Incentive Program

On February 5, 2010 at the regularly scheduled meeting of the Company's board of directors, an Executive Incentive Plan was approved. The plan provides a mechanism for certain senior employees to receive payments for goals that are achieved during calendar year 2010. Awards under this program were determined by the board at its regularly scheduled meeting on March 8, 2011 and paid on March 17, 2011.

Note 14 - Leatherstocking Gas Company, LLC

The Company, in a joint venture with Mirabito Holdings, Incorporated, formed a limited liability corporation (LLC) in November 2010 for the purpose of providing natural gas in areas of New York that currently do not have natural gas service. This new venture, Leatherstocking Gas Company, LLC, is considering expansion to several areas in the northeast. The Company and Mirabito Holdings, Incorporated each own 50% of the joint venture and each appoint three managers to operate the new company. The seventh manager is a neutral manager agreed to by the Company and Mirabito Holdings, Incorporated who is not an officer, director, shareholder or employee of either company. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Holdings, Incorporated; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. There are no transactions to report and therefore no amounts to consolidate at March 31, 2011.

Note 15 - Earnings Per Share

For the three months ended March 31, 2011, net income increased by $89,652 compared to the same period in 2010 mainly because of higher margins that were offset by higher taxes other than income taxes and depreciation expense. For the six months ended March 31, 2011, net income decreased by $61,135 compared to the same period in 2010 due to regulatory reconciliations, specifically Gas Adjustment Clause

Page 13.

("GAC") adjustments, and a reconciliation of revenue under our revenue decoupling mechanism (RDM). These items resulted in an after-tax increase of $297,000 in operating revenue or $.26 earnings per share for the six months ending March 31, 2010 compared to the same period ending March 31, 2011.

Note 16 - Stock Dividend

On March 21, 2011, the Company set April 1, 2011 as the record date for a one for two stock dividend on its outstanding common stock as authorized by the NYPSC in an order dated March 17, 2011. Each shareholder of record as of close of business on the record date was paid one share of common stock for each two shares held by such holder on April 20, 2011.

Note 17 - Subsequent Events

Effective April 1, 2011, the Company executed a new asset management agreement with Conoco Phillips Corporation. Under the terms of the agreement, Conoco Phillips will manage the Company's interstate pipeline and storage capacity assets and schedule all of the Company's interstate requirements. The Company will schedule all locally produced natural gas supply directly into its distribution system. The initial term of the agreement is for 24 months and requires Conoco Phillips to make a guaranteed annual payment to the Company on or about March 31st of each year.

On April 14, 2011, the NYPSC issued an order for the accounting treatment and new schedule for the Company's line 15 upgrades. The Company had requested that carrying costs (defined as pre-tax overall return, depreciation expense and property taxes) be permitted on the mandated reliability upgrade until the investment was reflected in base rates. The NYPSC granted the request in part by allowing carrying costs defined as pre-tax overall return and property taxes. The Company filed for re-hearing on April 18, 2011 claiming the NYPSC erred in not providing for depreciation expense as a component of carrying costs, since the definition above has been applied to other utilities under the NYPSC's jurisdiction. It is unknown when the NYPSC will act on the Company's request.

On April 15, 2011, the Company received a copy of a complaint filed by Richard M. Osborne and Gas Natural, Inc. in the U.S. District Court for the Northern District of Ohio against four of the Company's directors and, nominally, against the Company. The plaintiffs claim that the directors breached their fiduciary duties to shareholders of the Company by allegedly failing to maximize shareholder value in connection with the Company's delay in responding to the non-binding cash and stock offer to acquire the Company made by Gas Natural, Inc. in the first quarter of 2010, and by diluting the holdings of Osborne and Gas Natural, Inc. by conducting the rights offering in July and August of 2010. The complaint seeks to recover compensatory damages in an amount in excess of $75,000 and to rescind the rights offering, as well as payment of costs and interest. The Company and its directors are reviewing the claims in the complaint and intend to defend the matter vigorously.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently

Page 14.

serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional manufacturing capacity in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and we believe that pipeline could, depending on the volume of gas extracted and directed through the pipeline by the producer, significantly increase throughput on our system and have a significant impact on margins. In 2010 we upgraded portions of five of our major pipelines to increase our capacity to transport local production gas. We are also working to complete a compressor station that will work in conjunction with our pipeline upgrades to transport gas on our system and into interstate pipeline. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

Our infrastructure improvement program has focused on the replacement of older distribution mains and customer service lines. We designated seven miles of bare steel pipe and 400 bare steel services for replacement during calendar year 2010. In 2010 we exceeded our goals and replaced 8.38 miles of pipe and 404 services. The Company has designated an additional seven miles of bare steel pipe and 400 bare steel services for replacement during calendar year 2011 in addition to continuing to work to connect with local production at various locations throughout our system. We will also replace approximately two miles of one of our high pressure distribution pipelines that provides gas supply to the Villages of Bath and Hammondsport New York. Design and licensing work will begin in 2011 for an interconnect to Inergy Storage located in the Town of Bath. Construction for this will be completed in calendar year 2012. Additionally, we will continue on our goal to end the 2011 calendar year with 10 or fewer repairable leaks remaining on our books.

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended March 31, 2011, net income increased by $89,652 compared to the same period in 2010 mainly because of higher gas margins that were offset by increased taxes other than income taxes and depreciation expense. For the six months ended March 31, 2011, net income decreased by $61,135 compared to the same period in 2010 due to regulatory reconciliations, specifically Gas Adjustment Clause ("GAC") adjustments and a reconciliation of revenue under our revenue decoupling mechanism (RDM). These items resulted in an after-tax decrease of $295,000 in operating revenue or $.26 earnings per share from the period ending March 31, 2010 compared to the period ending March 31, 2011. These items were partially offset by the addition of large new customers and increased volumes used by existing major customers. As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2011 fiscal year to date, stockholders' equity increased from $11,104,229 to $14,945,647. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2011 to date, we have spent $2.0 million on safety related infrastructure improvements. For the first six months of fiscal 2011 we repaired 112 leaks, replaced 113 bare steel services and replaced 11,817 feet of bare steel main.

Page 15.

Revenue and Margin

Utility operating revenues decreased $180,552 in the three months ended March 31, 2011 compared to the same periods last year due to lower gas costs that resulted in lower GAC adjustments to billing. Utility operating revenues decreased $445,929 in the first six months of fiscal 2011 compared to the same period in 2010 due mainly to a lost and unaccounted for incentive benefit (LAUF, i.e. GAC adjustment) of $385,845 in December 2009 that did not occur in 2010 as well as a negative RDM reconciliation of $156,889 in December 2010. During fiscal 2011 these items were partially offset by increased usage by our large industrial customers. The increase in local production revenues over the quarter and year to date compared to the same period last year is due to higher volumes. As of September 1, 2009, 100% of the fixed amount ($10,000 monthly) and 80% of the monthly volumetric charge (at $.05 per dekatherm) due to line 13 (our pipeline connecting Marcellus production in Pennsylvania to the rest of our distribution system) are now allocated to offset our costs of building the pipeline. As of fiscal year 2011, we are recognizing the revenue and increasing the accumulated depreciation and depreciation expense instead of offsetting plant. Other income decreased for this fiscal year to date compared to last year because of the LAUF incentive benefit in 2010 and negative annual reconciliation of RDM in 2011. We reconcile several accounts on an annual basis, two of the biggest being the RDM and LAUF incentive reconciliations. The RDM was reconciled for the first time in 2011 to reflect the difference between actual delivery revenue and the target revenue filed with the NYPSC and resulted in a negative income impact because we had recorded revenues higher than the target. For the annual reconciliation of LAUF in December 2009, we had a fixed loss factor target of 2.2% and an actual performance loss rate of 1.43% resulting in a positive impact on income. The following tables further summarize other income on the operating revenue table:

Page 16.

Gas purchases are our largest expense. We entered into a gas management agreement with Atmos Energy Marketing, LLC starting July 1, 2008 through March 31, 2011. We entered into a new gas management agreement with Conoco Phillips Corporation, which was effective as of April 1, 2011. Purchased gas expense decreased $356,004 to $4,775,857 for the three months ended March 31, 2011 compared to $5,131,861 in the same period last year due primarily to favorable GAC adjustments for the period and lower gas costs. For the six month period ended March 31, 2011, purchase gas expenses decreased $345,985 for the same reasons.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 2.72% for the three months ended March 31, 2011 and .85% for the six months ended March 31, 2011 compared to the same periods last year primarily because of lower gas costs.

Operating Expenses

Operating and maintenance expense decreased in the second quarter of fiscal 2011 to $1,919,394 compared to $2,029,433 in the same quarter of fiscal 2010 due primarily to lower pension expenses. For the first six months of 2011 operating and maintenance expenses decreased $54,599 compared to the same period in 2010 for the same reason. Depreciation expense increased by $150,942 in this quarter and $274,041

Page 17.

for the year to date as compared to the same period in 2010 due to new accounting for local production revenues in fiscal 2011 (see Revenue and Margin Note) offset by a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. This study also resulted in lower depreciation rates. Interest expense showed an increase of $38,332 for the quarter from 2011 to 2010 due to new loan instruments this year. Interest expense decreased $2,265 for the year to date this year compared to last year mainly because of an adjustment to interest for carrying costs allowed per the NYPSC on the Temporary State Assessment, offsetting the increase due to new loan instruments.

Net Income

Net income increased to $1,168,859 for the quarter ended March 31, 2011 from $1,079,207 for the same period in 2010 mainly due to increased volume usage, lower gas costs and lower pension expenses that offset higher depreciation and property tax expenses. Net income decreased $61,135 for the six months ended March 31, 2011 compared to the same period last year because of a favorable LAUF (lost and unaccounted for) incentive revenue in fiscal 2010 and a negative RDM reconciliation in fiscal 2011. These items were partially offset by the addition of new customers and increased volume usage by existing major customers in 2011.

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

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $3.0 million annually due to an infrastructure investment mandate in our recent rate orders from the NYPSC. In fiscal year 2011 to date, we have spent approximately $2.0 million on infrastructure improvements.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have a $7.0 million revolving line of credit with an interest rate of the greater of 3.5% or 2.25 basis points above the 30-day LIBOR. As of March 1, 2010, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account up to the $7.0 million limit. The amount outstanding under this line on March 31, 2011 was approximately $2.5 million with an additional $3.9 million available under the above covenants and had an interest rate of 3.5%. Collateral assignments have been executed which assign to the lender various rights in the Rabbi Trust investment account established to fund the Company's deferred compensation plan obligations, shown on the balance sheet as "Investments". In addition, our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $11.1 million in long term debt outstanding including current year installments as of March 31, 2011. We repaid $855,921 in the first six months of fiscal 2011 consistent with the requirements of our debt instruments and refinancing activities. The $1.9 million Community Bank Term Loan was repaid in full in July 2010. On May 7, 2008, we entered into a credit agreement with Manufacturers and Traders Trust Company to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining

Page 18.

proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, expressed its belief that the refinancing with Manufacturers and Traders Trust Company breached the negative covenants contained in the 1997 note agreement. An Intercreditor and Collateral Agency Agreement went into effect on December 1, 2009 between Great West and Manufacturers and Traders Trust Company, as well as amendments to September 1997 Notes, resolving this issue and providing the Company more flexibility relative to future borrowings. On March 4, 2010, the $6 million loan agreement with Manufacturers and Traders Trust Company was amended to increase the interest rate to 6.5% and to make other adjustments. The Company is in compliance with all of our loan covenants as of March 31, 2011.

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

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of one month LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The interest rate was 4.5% as of March 31, 2011. We believe we are in compliance with the financial covenants in this debt instrument as of its measurement date on September 30, 2010.

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

During this quarter, we are mainly withdrawing gas from storage and as of March 31, 2011, had a balance of $198,545 worth of gas in storage. During the next quarter, we will be injecting gas into storage to have sufficient gas to supply our customers for the next winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In February 2011, we refinanced our revolving line of credit with a limit of $7.0 million. The interest rate on this line will be the greater of 3.5% or the 30-day LIBOR plus 2.25%. The interest rate on this loan will be adjusted monthly and was 3.5% at March 31, 2011. We believe we are in compliance with the financial covenants in this debt instrument as of March 31, 2011.

Page 19.

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

In August 2009, in Case 08-G-1137, the NYSPC approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM) and a year two "capital tracker". As discussed below in this section, this allowed the Company to file for second stage rate relief in 2010 for new capital projects without a full blown rate proceeding. In addition, the percentage of producer revenue retained by the Company as an incentive was increased from 10% to 20%.

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

On October 26, 2009, the Company filed a petition in Case 09-G-0791 seeking a determination by the NYPSC as to the appropriate accounting for costs and revenues associated with facilities that will be used to transport substantial additional quantities of natural gas from gas producers. On January 11, 2010, the Company entered into a contract with a local gas producer, Talisman Energy USA Inc., that provides for the building of a compressor station as well as the transfer of a 6" pipeline owned by Talisman to the Company (see note regarding NYPSC approval of the compressor station below). The contract that was filed with the NYPSC also sets forth the terms, rates and conditions for the transportation of the local producer gas to the interstate pipeline system. The Company filed an updated economic analysis for the project based on the contract terms in support of the Company's petition for determination of the appropriate accounting for costs and revenues associated with the facilities. The Commission issued an order on June 25, 2010 setting forth the accounting for the revenues from the compressor station project. The Commission determined that 80% of the project revenue should be used to write down project investment and that 20% be retained by the Company as an incentive. The Commission denied the Company's request to accrue carrying charges on the unrecovered investment until those costs were reflected in rates.

Page 20.

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

On May 17, 2010, the Company filed a petition with the NYPSC in Case 10-G-0224 for a declaratory ruling on the applicability of the 2009 amendments to Section 70 of the Public Service Law to certain stock transactions. The amendment requires approval of the NYPSC for the purchase of common stock holdings of greater than 10% by individuals and certain entities. At the time, there were only three shareholders, including related groups of shareholders, holding more than 10 percent of the Company's common stock: The Gabelli Group of Rye, New York; Michael I. German, the Company's President and Chief Executive Officer; and Richard M. Osborne of Mentor, Ohio, the Company's former Chairman. Additional purchases through the Company's dividend reinvestment plan and upon exercise of subscription rights issued in the rights offering by these individuals were approved by the NYPSC in an order dated August 20, 2010. The Order also approved transactions for the exercise of certain stock options. However, that Order did not specifically address Corning's request for approval of the exercise by the Chief Executive Officer of pre-2009 options to purchase the additional 56,000 shares of common stock available at that time. The Company sought clarification or rehearing of the August 20, 2010 Order to address the pre-2009 options. In an Order issued November 19, 2010, the NYPSC determined that the exercise of the options would not result in the type of ownership concentration that would violate the public interest. The Company's Chief Executive Officer currently owns 19.79% of the outstanding shares of common stock of the Company. Were he to exercise his rights to the fullest extent (78,000 shares adjusted for the stock dividend issued on April 20, 2011) his ownership interest would increase to 24.26%.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS has requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company is conducting a comprehensive review of the BEGWS claim. The Company installed new meters for BEGWS in 2009 and believes that those meters and the resulting bills have been accurate. On January 26, 2011, the Company responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. The meter investigation associated with the petition is ongoing. If there were any merit to the BEGWS claims, and the Company was required to pay BEGWS a refund, the Company would attempt to recover such amounts under its gas adjustment clause in its gas rates. Currently, the Company does not believe that the BEGWS petition, whether it is granted or not, would have a material financial impact.

Page 21.

The NYPSC on January 25, 2011 acted on the Company's second stage request in Case 08-G-1137. The amount of the second stage will be approximately $164,000. The actual amount of the second stage rate request will be determined via a reconciliation process that covers September 2010 to August 2011. If eligible expenditures and costs recoverable in the second stage exceed the forecast used by the NYPSC to set the cash collection amount, those amounts will be deferred and recovered via the Delivery Rate Adjustment in 2012. The NYPSC denied the Company's request to extend the second stage calculation mechanism to a third and fourth stage. This will necessitate the filing of a base rate case in the first half of calendar year 2011. The Company filed for re-hearing in February 1, 2011. The petition stated the NYPSC erred in not including depreciation expense as a component of carrying costs recoverable in the second stage rate increase. It is unknown at this time when the NYPSC will act on the Company's request.

The Joint Proposal in Case 08-G-1137, as approved by the NYPSC in August 2009, permitted the Company to seek rate treatment for the Root pipeline (line 13) that went into service in early 2009 to transport Marcellus Shale gas from Pennsylvania to the Company's system in New York. In 2009, subsequent to approval of the Joint Proposal, the Company filed a request for a declaratory ruling to permit the Company to retain revenues derived from the transportation charges for the new pipeline from January 1, 2009 through August 31, 2009, the period prior to the effective date of new rates. In the absence of such relief, the Company would be required to pay the carrying cost of the pipeline during that period without a commensurate opportunity to recover those costs through retention of revenues. In an order issued March 29, 2010 in Cases 09-G-0813 and 07-G-0772, the NYPSC denied the declaratory ruling request. The Company sought rehearing in a petition filed April 27, 2010. The NYPSC, in an order issued January 25, 2011, denied the request for rehearing. There will be no future impact on revenues since the Company has already made the appropriate adjustment.

On March 17, 2011, the NYPSC issued an order authorizing the Company to issue and distribute a stock dividend to its shareholders. On March 21, 2011, the Company set April 1, 2011 as the record date for a one for two stock dividend on its outstanding common stock as authorized by the NYPSC order. Each shareholder of record as of close of business on the record date was paid one share of common stock for each two shares held by such holder on April 20, 2011.

On April 14, 2011, the NYPSC issued an order for the accounting treatment and new schedule for line 15 upgrades. The Company had requested that carrying costs (defined as pre-tax overall return, depreciation expense and property taxes) be permitted on the mandated reliability upgrade until the investment was reflected in base rates. The NYPSC granted the request in part by allowing carrying costs defined as pre-tax overall return and property taxes. The Company filed for re-hearing on April 18, 2011 claiming the NYPSC erred in not providing for depreciation expense as a component of carrying costs, since the definition above has been applied to other utilities under the NYPSC's jurisdiction. It is unknown when the NYPSC will act on the Company's request.

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

Page 22.

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

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, therefore certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements. Please refer to Note 3 - Statement of Other Comprehensive Income (Loss) in the Notes to the Financial Statements for further disclosures. However, we expect to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in our utility segment in accordance with the applicable NYPSC authorization. The Company's pension expense for financial reporting purposes is the amount approved by the NYPSC in the Company's last base rate case. Those amounts are $1,285,000 and $520,000 for the periods beginning September 1, 2009 and January 1, 2008, respectively. The Company on a monthly basis (1/12 of the annual amount) accrues the amount determined by the latest actuarial estimate of its FASB ASC 715 liability. The Company then compares the FASB ASC 715 amount to the monthly pension allowance approved by the NYPSC. The difference is recorded to expense (plus or minus) in order to match the pension expense included in base delivery rates by order of theNYPSC noted above. The amount (plus or minus) required tomatch the pension expense allowed by the NYPSC is recorded as either a regulatory asset or liability and is deferred for subsequent rate consideration.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions,

Page 23.

we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Form 10-K for the year ended September 30, 2010, and under the heading "Risk Factors" in the prospectus, dated July 19, 2010, forming a part of our Registration Statements on Form S-1 (No. 333-166008), in addition to:
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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's principal executive officer and principal financial officer each concluded that the Company's disclosure controls and procedures are effective as of March 31, 2011.

Page 24.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

On April 15, 2011, the Company received a copy of a complaint filed by Richard M. Osborne and Gas Natural, Inc. in the U.S. District Court for the Northern District of Ohio against four of the Company's directors and, nominally, against the Company. The plaintiffs claim that the directors breached their fiduciary duties to shareholders of the Company by allegedly failing to maximize shareholder value in connection with the Company's delay in responding to the non-binding cash and stock offer to acquire the Company made by Gas Natural, Inc. in the first quarter of 2010, and by diluting the holdings of Osborne and Gas Natural, Inc. by conducting the rights offering in July and August of 2010. The complaint seeks to recover compensatory damages and to rescind the rights offering, as well as payment of costs and interest. The Company and its directors are reviewing the claims in the complaint and intend to defend the matter vigorously.

Please refer to the Company's Form 10-K for the year ended September 30, 2010 for disclosure relating to certain other ongoing legal proceedings.

Page 25.

Item 1A. Risk Factors.

Please refer to the Company's Form 10-K for the year ended September 30, 2010 for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and reserved

Item 5. Other Information.

None

Item 6. Exhibits.

10.1 Letter of Commitment between the Company and Community Bank N.A dated February 16, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 28, 2011)

10.2 Letter of Credit Agreement between the Company and Community Bank N.A dated February 16, 2011 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 28, 2011)

10.3 Change in Terms Agreement between the Company and Community Bank N.A. dated March 10, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 10, 2011)

31.1* Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2* Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1** Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

* Filed herewith

**Furnished herewith

Page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CORNING NATURAL GAS CORPORATION
Date: May 6, 2011	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 6, 2011	By: /s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)