Form 10-Q
period 2011-06-30
CORNING NATURAL GAS CORP
filed 2011-08-15
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5.00 par value	1,750,498
Class	Shares outstanding as of August 15, 2011

Page 2.

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2011.

Page 3.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Page 4.

Page 5.

Page 6.

Page 7.

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The information furnished herewith reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

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

In July 2010, FASB issued FASB ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". The standard amends ASC Topic 310, "Receivables", to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. FASB ASU 2010-20 is effective for interim or annual fiscal years beginning after December 15, 2010 for public entities. The Company does not expect FASB ASU 2010-20 to have a material effect on its consolidated financial statements.

In May 2011, FASB issued FASB ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IRFSs". This standard amends ASC Topic 820, "Fair Value Measurement", to clarify intent about the application of existing fair value measurements and standardize standard fair value measurements and disclosures. FASB ASU 2011-04 is effective for interim or annual fiscal years ending after December 15, 2011 for public entities. The Company is evaluating the impact the adoption of FASB ASU 2010-20 will have on its consolidated financial statements.

In June 2011, FASB issued FASB ASU 2011-05, "Comprehensive Income" (Topic 220). This standard increases the prominence of items reported in other comprehensive income and dictates presentation of these items in financial statements. FASB ASU 2011-05 is effective for interim or annual fiscal years ending after December 15, 2011 for public entities. The Company is evaluating the impact the adoption of FASB ASU 2010-20 will have on its consolidated financial statements.

Page 8.

Note 3 - Statement of Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. A drop from 6.75 percent to 5.50 percent in the discount rate as determined on an actuarial basis resulted in a projected increase in benefit funding obligations and pension liability and resulted in a $1.9 million pension liability adjustment and a related $1.9 million increase in the loss reported in September 2009 that carried through to March 2010. There was also a drop in the discount rate from 5.5% to 5.25% in 2010. That drop was offset by changes in assumptions in the rate of compensation increase from 4.5% to 3% and fund performance that resulted in a $679,023 OCI gain for the period ending September 30, 2010. The quarterly accruals for estimated annual pension liability added to the unrealized loss on securities available for sale for the current quarter resulted in an OCI loss of $406,817 for the nine months ended June 30, 2011.

Note 4 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Contributions

The Company expects to contribute $847,816 to its Pension Plan and $55,000 to its other Post Retirement Benefit Plan in fiscal year 2011. A total of $648,120 has been paid to the Pension Plan for the first nine months of this fiscal year.

Note 5 - Rate Cases

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

Page 9.

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

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). This multi-year proposal is a leveled alternative to a single-year increase of $2,565,649 in the Rate Year and $901,464 and $583,033 for the years ending April 30, 2014, and April 30, 2015, respectively. It also asked that the Commission permit increases for certain limited expenditures (capital additions and property taxes) for the 12-month periods ending April 30, 2016, and April 30, 2017. The Company proposed to offset the annualized amount by an $844,000 surcharge credit that represents the forecasted customer share of the revenues from transportation of local production gas including operation of the associated compressor facilities. If the Company's surcharge credit proposal is adopted by the Commission the overall bill impact on customer bills will be 2.71%. The Company in the filing requested a Return on Equity Capital of 10.9%.

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

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of June 30, 2011.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note will mature on September 25, 2011. The Company expects this agreement to be renewed for another term.

Page 10.

On October 27, 2010, the Company entered into a Multiple Disbursement Term Note with Manufacturers and Traders Trust Company in the amount of $1,865,000 to refinance construction costs originally financed through internally generated funds. The interest rate of this note is 5.76% and is payable monthly for five years calculated on a ten-year amortization schedule. A final payment equal to the outstanding principal and interest will be due on the maturity date.

In February 2011, we renewed our $7.0 million revolving line of credit with Community Bank N.A. The line of credit bears interest annually at a fluctuating rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25% and expires on February 28, 2012. Under this agreement, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account up to the $7.0 million limit. The interest rate was 3.5% as of June 30, 2011.

Note 7 - Director Compensation

On December 15, 2009, the board of directors approved an increase in its compensation from 150 shares of our restricted common stock for each quarter of service to 250 restricted shares quarterly effective as of January 1, 2010. The directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company (see Note 16 for further information). The shares awarded become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors. On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 30, 2010. Since these shares are restricted, in recording compensation expense, the expense accrued is 25% less than the closing price of the stock on the day the stock was awarded. Management of the Company believes this discount is reasonable for thinly traded stock such as that of the Company. The Company did not discount the value of the stock paid to the directors who resigned from the board since those shares became unrestricted when held by a non-affiliate for at least six months. On April 29, 2011, shares were issued for service for the quarters ended December 31, 2010 and March 31, 2011. Joseph Mirabito, William Mirabito and John Williamson III were each paid 247 shares of common stock for the quarter ended December 31, 2010 because they served for a portion of that quarter. Information regarding shares of stock awarded to directors in fiscal 2011 is summarized below.

Note 8 - Fair Value Measurements

The Company has determined the fair value of certain assets through application of FASB ASC 820.

Page 11.

Fair value of assets and liabilities measured on a recurring basis at June 30, 2011, June 30, 2010 and September 30, 2010 are as follows:

Gains and losses included in earnings for the periods reported in investment income as follows:

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 9 - Stock Options

On November 5, 2007, the board of directors granted stock options to the Company's President and Chief Executive Officer totaling 75,000 shares at an exercise price of $15.00 per share. 25,000 of the stock options vested immediately and 25,000 additional options vested on each of the first and second anniversary of the grant date. The options expire if not exercised by November 5, 2011. On September 23, 2008, the board of directors approved performance based stock options for the officers totaling 19,000 shares at an exercise price of $17.00 per share. 9,000 of these options vested on the first anniversary of the grant date and 5,000 vested on the second anniversary of the grant date. The remaining 5,000 of these options vest on the third anniversary of the grant date. No additional options were granted during fiscal years ended September 30, 2009 and September 30, 2010. On December 14, 2010, the board of directors granted 9,000 compensatory stock options to certain of the Company's executive officers at an exercise price of $19.25 per share. These options are exercisable on or after December 15, 2011 and expire on the fourth anniversary of the grant date. No options were issued for the quarter ended March 31, 2011. The number of shares and exercise price of each of the option awards have been adjusted this quarter to reflect the stock dividend paid on April 20, 2011 (see Note 16 - Stock Dividend for additional information) and are shown in the next two tables.

Management has valued the 2010 options at their date of vesting and 2011 options at their grant date utilizing the Black-Scholes Option Pricing Model. The following weighted average assumptions were utilized in the fair value calculations for options granted:

Page 12.

The following summarizes the stock options outstanding as of June 30, 2011 for the fiscal year to date:

Note 10 - 311 Transportation Agreement /Compressor Station

On January 11, 2010, the Company entered into a contract (311 Transportation Agreement) with a local gas producer that provides for the building of a compressor station as well as the transfer of 6" pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On May 21, 2010, the 311 Transportation Agreement was revised to reflect a change in the projected gas delivery schedule and delivery volumes. The previously agreed to transportation rates did not change. The contract's maximum daily delivery quantity remained the same. The schedule for attaining the maximum daily delivery quantity was altered to accommodate the project's construction schedule. The Company bought the $11 million compressor station and $2.1 million pipeline from the local producer for two dollars. The local producer has the right to repurchase these facilities for two dollars in ten years. This transaction became effective on May 12, 2011, when the station began operations. Although the Company has $13.1 million in new plant, only two dollars was recognized in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. The Company has recognized the tax impact of this transaction this quarter as a deferred tax of approximately $1 million (the New York current tax liability) that will be recoverable from customers over the life of the agreement. The Company expects no federal tax liability related to this gift because of bonus depreciation rules for the current year. This is the largest project undertaken by the Company in its history and will provide direct access to interstate markets for locally produced gas. The project will improve management of gas supply and has the potential to lower gas costs for customers throughout the southern tier of the state. The Company expects this agreement to have a significant positive impact on its cash flow and also positively impact earnings.

Page 13.

Note 11 - Dividends

Dividends are accrued when declared by the Board of Directors. At its regular meeting on December 14, 2010, the Board of Directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share. The dividend rate of $.1725 reflects the pre-stock dividend rate (see Note 16 - Stock Dividend for additional information). The Board of Directors reviewed the quarterly dividend rate at its next regularly scheduled meeting on June 14, 2011 and adjusted the dividend rate to $.115. Shareholders of record on June 30, 2011, were paid this dividend on July 15, 2011.

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

Note 14 - Leatherstocking Gas Company, LLC

The Company, in a joint venture with Mirabito Holdings, Incorporated, formed a limited liability corporation (LLC) in November 2010 for the purpose of providing natural gas in areas of New York and Pennsylvania that currently do not have natural gas service. This new venture, Leatherstocking Gas Company, LLC, ("Leatherstocking") is currently moving forward on expansions to several areas in the northeast. The Company and Mirabito Holdings, Incorporated each own 50% of the joint venture and each appoint three managers to operate the new company. The seventh manager is a neutral manager agreed to by the Company and Mirabito Holdings, Incorporated who is not an officer, director, shareholder or employee of either company. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Holdings, Incorporated; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. There are no significant financial transactions to report and therefore no amounts to consolidate at June 30, 2011. Leatherstocking has received a franchise from the Village of Sidney, New York, and is in the process of seeking another half dozen franchises. Leatherstocking has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service.

Note 15 - Earnings Per Share

For the three months ended June 30, 2011, net income decreased by $229,777 compared to the same period in 2010 mainly because higher operating expense, taxes other than income taxes and depreciation expense offset higher margins. For the nine months ended June 30, 2011, net income decreased by $290,911 compared to the same period in 2010 due to in part to regulatory reconciliations, specifically Gas Adjustment Clause ("GAC") adjustments, and a reconciliation of revenue under our revenue decoupling mechanism (RDM). These items resulted in an after-tax increase

Page 14.

of $348,733 in operating revenue or $.20 earnings per share for the nine months ending June 30, 2010 compared to the same period ending June 30, 2011. Earnings per share have been adjusted retroactively for prior periods to reflect the stock dividend paid in April 2011 (see Note 16 - Stock Dividend).

Note 16 - Stock Dividend

On March 21, 2011, the Company set April 1, 2011 as the record date for a one for two stock dividend on its outstanding common stock as authorized by the NYPSC in an order dated March 17, 2011. Each shareholder of record as of close of business on the record date was paid one share of common stock for each two shares held by such holder on April 20, 2011. Due to this stock dividend, all computations of number of shares and earnings per share have been adjusted retroactively for prior periods to reflect the change in capital structure.

Note 17 - Subsequent Events

On July 8, 2011, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed new testimony concerning its November 27, 2010, petition (see discussion under Regulatory Matters on page 23). In the testimony filed by its consultants, BEGWS acknowledged receipt of the amount claimed but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747 and that the NYPSC should allow BEGWS recovery of $451,866 from its customers. The total claim including interest is $839,907. The Company plans to contest BEGWS' testimony. The Company and BEGWS met with the staff of the NY Department of Public Service ("Staff") on July 11, 2011, to discuss findings to date on the petition. No order has been issued by the NYPSC on this matter. The meter investigation associated with the petition is ongoing. If there were any merit to the BEGWS claims, and the Company were required to pay BEGWS a refund, the Company would attempt to recover such amounts under its gas adjustment clause in its gas rates. Currently, the Company does not believe that the BEGWS petition, whether it is granted or not, would have a material financial impact.

On July 11, 2011, a pre-hearing conference was held in Albany, New York, before the NYPSC's Administrative Law Judges ("ALJs") for the purpose of establishing a hearing schedule for the current rate case. The Staff, the Company and other parties presented a proposed schedule to the ALJs at that meeting. The schedule proposed by the parties was adopted by the ALJs by ruling dated July 13, 2011. A NYPSC decision is the rate case is expected by May 1, 2012.

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note will be payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note will convert to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with the Company's choice of two interest rate options. The first is a fixed interest rate of the greater of the bank's five-year "cost of funds" plus 3.0%, set two business days prior to the conversion, or 5.25%. The second option is a variable rate, adjusting daily, based on the greater of 3.25 basis points above 30-day LIBOR or 4.25%.

On July 15, 2011, the Staff filed a motion to strike certain passages of Company's witness testimony in the pending rate case before the NYPSC. The Staff motion sought to exclude the prepared direct testimony and exhibits of the Company's witnesses as they pertain to the proposed transfer of certain pipeline facilities, the establishment of a holding company structure, and expenditures for the expansion of Coming's franchise in the Town of Virgil. The Company filed a response on July 25, 2011 to oppose Staff's motion on the basis that all of the issues raised by the NYPSC can be properly considered in the rate case. A ruling from the ALJs was issued on August 2, 2011. The ruling granted the Staff's motion

Page 15.

insofar as it pertained to the transfer of pipeline facilities and formation of a holding company on the ground that those matters should be addressed in separate proceedings. The ruling denied the Staff's motion to strike evidence on the expansion of the Virgil franchise, concluding that the consideration of the financial aspects of the expansion was appropriate in the pending rate case.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional manufacturing capacity in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and we believe that pipeline could, depending on the volume of gas extracted and directed through the pipeline by the producer, significantly increase throughput on our system and have a significant impact on margins. In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas as well as Lines 11 and 15. We have completed a compressor station that will work in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, we have formed a joint venture, Leatherstocking Gas Company, LLC, to pipe gas to areas of the northeast currently without gas service. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

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

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended June 30, 2011, net income decreased by $229,777 compared to the same period in 2010 mainly because of higher operating expenses, increased taxes other than income taxes and much higher depreciation expense. These expense increases were partially offset by an increase in margin for the current period. For the nine months ended June 30, 2011, net income decreased by $290,0911 compared to the same period in 2010 due in part to regulatory reconciliations, specifically Gas Adjustment Clause ("GAC") adjustments and a reconciliation of revenue under our revenue decoupling mechanism ("RDM"). These items resulted in an after-tax increase of $348,733 in operating revenue or $.20 earnings per share for the nine months ending June 30, 2010 compared to the same period ending June 30, 2011. Other factors include higher operating expenses, increased taxes other than income taxes and depreciation expense. These items were partially offset by the addition of large new customers and increased volumes used by existing major customers. As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity.

Page 16.

Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2011 fiscal year to date, stockholders' equity increased from $11,271,000 to $14,646,468. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2011 to date, we have spent $2.5 million on safety-related infrastructure improvements. For the first nine months of fiscal 2011 we repaired 161 leaks, replaced 155 bare steel services and replaced 14,357 feet of bare steel main.

Revenue and Margin

Utility operating revenues increased $668,237 in the three months ended June 30, 2011 compared to the same period last year due to increased usage and local production volumes. Utility operating revenues increased $222,308 in the first nine months of fiscal 2011 compared to the same period in 2010 due again to increased usage, local production revenues and the estimated second stage rate increase accrual that partially offset a lost and unaccounted for incentive benefit ("LAUF") under our GAC of $385,845 in December 2009 that did not occur in 2010 as well as a negative RDM reconciliation of $156,889 in December 2010. The increase in local production revenues over the quarter and year to date compared to the same period last year is due to higher volumes. As of September 1, 2009, 100% of the fixed amount and 80% of the monthly volumetric charge due to line 13 (our pipeline connecting Marcellus production in Pennsylvania to the rest of our distribution system) are now allocated to offset our costs of building the pipeline. As of fiscal year 2011, we are recognizing the revenue and increasing the accumulated depreciation and depreciation expense instead of offsetting plant. Other income decreased for this fiscal year to date compared to last year because of the LAUF incentive benefit in 2010 and negative annual reconciliation of RDM in 2011. We reconcile several accounts on an annual basis, two of the biggest being the RDM and LAUF incentive reconciliations. The RDM was reconciled for the first time in 2011 to reflect the difference between actual delivery revenue and the target revenue filed with the NYPSC and resulted in a negative income impact because we had recorded revenues higher than the target. For the annual reconciliation of LAUF in December 2009, we had a fixed loss factor target of 2.2% and an actual performance loss rate of 1.43% resulting in a positive impact on income. The following tables further summarize other income on the operating revenue table:

Page 17.

Gas purchases are our largest expense. We entered into a new gas management agreement with Conoco Phillips Corporation effective as of April 1, 2011. Purchased gas expense increased $434,546 to $1,861,956 for the three months ended June 30, 2011 compared to $1,427,410 in the same period last year due primarily to less favorable GAC adjustments for the period. For the nine-month period ended June 30, 2011, purchase gas expenses increased $88,561 for the same reason partially offset by lower gas costs.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage decreased 4.22% for the three months ended June 30, 2011 compared to the same period last year primarily because of less favorable GAC adjustments for the period. Margin percentage increased .06% for the nine months ended June 30, 2011 because less favorable GAC adjustments were offset by lower gas costs.

Page 18.

Operating Expenses

Operating and maintenance expense increased in the third quarter of fiscal 2011 to $1,884,517 compared to $1,637,330 in the same quarter of fiscal 2010 due primarily to higher pension expenses, a higher percentage of payroll and associated overheads being allocated to expense rather than plant this quarter and expense for stock issued as directors fees. For the first nine months of 2011 operating and maintenance expenses increased $192,588 compared to the same period in 2010 for the same reasons. Depreciation expense increased by $228,762 in this quarter and $502,803 year to date as compared to the same periods in 2010 due to new accounting for local production revenues in fiscal 2011 (see Revenue and Margin Note) offset by a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. This study also resulted in lower depreciation rates. Interest expense showed a decrease of $14,421 for the quarter from 2011 to 2010 due to lower negotiated interest rates on Community Bank loans. Interest expense decreased $16,687 for the year to date this year compared to last year mainly because of the lower interest rates and an adjustment to interest for carrying costs allowed per the NYPSC on the Temporary State Assessment.

Net Income

Net income decreased $229,777 for the quarter ended June 30, 2011 compared to the same period in 2010 mainly due to higher operating, depreciation and property tax expenses. Net income decreased $290,911 for the nine months ended June 30, 2011 compared to the same period last year because of the same reasons and a favorable LAUF (lost and unaccounted for) incentive revenue in fiscal 2010 and a negative RDM reconciliation in fiscal 2011. These items were partially offset by the addition of new customers, increased local production revenues and increased volume usage by existing major customers in 2011.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow.

Page 19.

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $3.0 million annually due to an infrastructure investment mandate in our recent rate orders from the NYPSC. In fiscal year 2011 to date, we have spent approximately $2.5 million on infrastructure improvements.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have a $7.0 million revolving line of credit with an interest rate of the greater of 3.5% or 2.25 basis points above the 30-day LIBOR. As of March 1, 2010, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account up to the $7.0 million limit. The amount outstanding under this line on June 30, 2011 was approximately $2.4 million with an additional $4.3 million available under the above covenants and had an interest rate of 3.5%. Collateral assignments have been executed which assign to the lender various rights in the Rabbi Trust investment account established to fund the Company's deferred compensation plan obligations, shown on the balance sheet as "Investments". In addition, our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $10.9 million in long term debt outstanding including current year installments as of June 30, 2011. We repaid $1.1 million in the first nine months of fiscal 2011 consistent with the requirements of our debt instruments and refinancing activities. The $1.9 million Community Bank Term Loan was repaid in full in July 2010. On May 7, 2008, we entered into a credit agreement with Manufacturers and Traders Trust Company to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, expressed its belief that the refinancing with Manufacturers and Traders Trust Company breached the negative covenants contained in the 1997 note agreement. An Intercreditor and Collateral Agency Agreement went into effect on December 1, 2009 between Great West and Manufacturers and Traders Trust Company, as well as amendments to September 1997 Notes, resolving this issue and providing the Company more flexibility relative to future borrowings. On March 4, 2010, the $6 million loan agreement with Manufacturers and Traders Trust Company was amended to increase the interest rate to 6.5% and to make other adjustments. The Company is in compliance with all of our loan covenants as of June 30, 2011.

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

Page 20.

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of one month LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The interest rate was 4.5% as of June 30, 2011. We believe we are in compliance with the financial covenants in this debt instrument as of its measurement date on September 30, 2010.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note will mature on September 25, 2011. The Company expects this agreement to be renewed for another term.

On October 27, 2010, the Company entered into a Multiple Disbursement Term Note with Manufacturers and Traders Trust Company in the amount of $1,865,000 to refinance construction costs originally financed through internally generated funds. The interest rate of this note is 5.76% and is payable monthly for five years calculated on a ten-year amortization schedule. A final payment equal to the outstanding principal and interest will be due on the maturity date.

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note will be payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note will convert to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with the Company's choice of two interest rate options. The first is a fixed interest rate of the greater of the bank's five-year "cost of funds" plus 3.0%, set two business days prior to the conversion, or 5.25%. The second option is a variable rate, adjusting daily, based on the greater of 3.25 basis points above 30-day LIBOR or 4.25%.

During this quarter, we mainly injected gas into storage and as of June 30, 2011, had a balance of $1,906,831 worth of gas in storage. During the next quarter, we will also be injecting gas into storage to have sufficient gas to supply our customers for the next winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In February 2011, we refinanced our revolving line of credit with a limit of $7.0 million. The interest rate on this line will be the greater of 3.5% or the 30-day LIBOR plus 2.25%. The interest rate on this loan will be adjusted monthly and was 3.5% at June 30, 2011. We believe we are in compliance with the financial covenants in this debt instrument as of June 30, 2011.

In October 2008, we obtained $1.0 million of financing in the form of demand loan from Manufacturers and Traders Trust Company to help with the cost of our new construction. Interest on this loan is payable on a monthly basis at a rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% until October 31, 2008, 5% until November 30, 2008, and was 4.25% until December 31, 2010. The Company repaid $500,000 in December 2009 and repaid the balance in December 2010.

Page 21.

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

On October 26, 2009, the Company filed a petition in Case 09-G-0791 seeking a determination by the NYPSC as to the appropriate accounting for costs and revenues associated with facilities that will be used to transport substantial additional quantities of natural gas from gas producers. On January 11, 2010, the Company entered into a contract with a local gas producer, Talisman Energy USA Inc., that provides for the building of a compressor station as well as the transfer of a 6" pipeline owned by Talisman to the Company (see note regarding NYPSC approval of the compressor station below). The contract that was filed with the NYPSC also sets forth the terms, rates and conditions for the transportation of the local producer gas to the interstate pipeline system. The Company filed an updated economic analysis for the project based on the contract terms in support of the Company's petition for determination of the appropriate accounting for costs and revenues associated with the facilities. The Commission issued an order on June 25, 2010 setting forth the accounting for the revenues from the compressor station project. The Commission determined that 80% of the project revenue should be used to write down project investment and that 20% be retained by the Company as an incentive. Once the plant is fully written down, 80% of the revenue will be deferred for the benefit of the customer. The disposition of the deferred customer benefit will be determined by the NYPSC. The Commission denied the Company's request to accrue carrying charges on the unrecovered investment until those costs were reflected in rates.

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

Page 22.

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

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC, in Case 10-G-0598 that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS has requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company is conducting a comprehensive review of the BEGWS claim. The Company installed new meters for BEGWS in 2009 and believes that those meters and the resulting bills have been accurate. On January 26, 2011, the Company responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. In testimony filed on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim in the testimony filed by its consultants but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747 and that the NYPSC should allow BEGWS recovery of $451,866 from its customers. The total claim including interest is $839,907. The Company plans to contest the testimony filed on July 8, 2011. The Company and BEGWS met with the Staff on July 11, 2011, to discuss findings to date on the petition. No order has been issued by the NYPSC on this matter. The meter investigation associated with the petition is ongoing. If there were any merit to the BEGWS claims, and the Company were required to pay BEGWS a refund, the Company would attempt to recover such amounts under its gas adjustment clause in its gas rates. Currently, the Company does not believe that the BEGWS petition, whether it is granted or not, would have a material financial impact.

The NYPSC on January 25, 2011 acted on the Company's second stage request in Case 08-G-1137. The amount of the second stage will be approximately $164,000. The actual amount of the second stage rate request will be determined via a reconciliation process that covers September 2010 to August 2011. If eligible expenditures and costs recoverable in the second stage exceed the forecast used by the NYPSC to set the cash collection amount, those amounts will be deferred

Page 23.

and recovered via the Delivery Rate Adjustment in 2012. The NYPSC denied the Company's request to extend the second stage calculation mechanism to a third and fourth stage. This denial necessitated the filing of a base rate case in the first half of calendar year 2011. The Company filed for re-hearing on February 1, 2011. The petition stated that the NYPSC erred in not including depreciation expense as a component of carrying costs recoverable in the second stage rate increase. It is unknown at this time when the NYPSC will act on the Company's request.

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

On April 14, 2011, the NYPSC issued an order for the accounting treatment and new schedule for line 15 upgrades. The Company had requested that carrying costs (defined as pre-tax overall return, depreciation expense and property taxes) be permitted on the mandated reliability upgrade until the investment was reflected in base rates. The NYPSC granted the request in part by allowing carrying costs defined as pre-tax overall return and property taxes. The Company filed for re-hearing on April 18, 2011 stating that the NYPSC erred in not providing for depreciation expense as a component of carrying costs, since the definition above has been applied to other utilities under the NYPSC's jurisdiction. It is unknown when the NYPSC will act on the Company's request.

On May 19, 2011, the NYPSC issued an Order Modifying the Regulatory Matrix and Establishing Liability. The order granted, with one exception, the request of Corning Natural Gas Corporation to eliminate the Regulatory Matrix that was originally established in Case 05-G-1359. The NYPSC removed the Regulatory Matrix penalties associated with accounting, leak reporting, and gas supply related requirements; but it continued the cathodic protection reporting requirement and associated penalties of $32,750 per deficiency per year. The order concluded that the Company had failed to submit annual reports for 2009 and 2010, and assessed a total penalty of $65,500 for those asserted failures. On June 3, 2011, the Company filed a petition for re-hearing requesting that the penalty determination pertaining to cathodic protection reporting be rescinded, or in the alternative, that the issue of the penalty be incorporated into the Company's base rate case (Case 11-G-0280). It is unknown when the NYPSC will act on the Company's request.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). This multi-year proposal is a leveled alternative to a single-year increase of $2,565,649 in the Rate Year and $901,464 and $583,033 for the years ending April 30, 2014, and April 30, 2015, respectively. It also asked that the Commission permit increases for certain limited expenditures (capital additions and property taxes) for the 12-month periods ending April 30, 2016,

Page 24.

and April 30, 2017. The Company proposed to offset the annualized amount by an $844,000 surcharge credit that represents the forecasted customer share of the revenues from transportation of local production gas including operation of the associated compressor facilities. If the Company's surcharge credit proposal is adopted by the Commission the overall bill impact on customer bills will be 2.71%. The Company in the filing requested a Return on Equity Capital of 10.9%.

On July 11, 2011, a pre-hearing conference was held in Albany, New York, before the NYPSC's Administrative Law Judges ("ALJs") for the purpose of establishing a hearing schedule for the current rate case. The Staff, the Company and other parties presented a proposed schedule to the ALJs at that meeting. The schedule proposed by the parties was adopted by the ALJs by ruling dated July 13, 2011. A NYPSC decision is the rate case is expected by May 1, 2012.

On July 15, 2011, the Staff filed a motion to strike certain passages of Company's witness testimony in the pending rate case before the NYPSC. The Staff motion sought to exclude the prepared direct testimony and exhibits of the Company's witnesses as they pertain to the proposed transfer of certain pipeline facilities, the establishment of a holding company structure, and expenditures for the expansion of Coming's franchise in the Town of Virgil. The Company filed a response on July 25, 2011 to oppose Staff's motion on the basis that all of the issues raised by the NYPSC can be properly considered in the rate case. A ruling from the ALJs was issued on August 2, 2011. The ruling granted the Staff's motion insofar as it pertained to the transfer of pipeline facilities and formation of a holding company on the ground that those matters should be addressed in separate proceedings. The ruling denied the Staff's motion to strike evidence on the expansion of the Virgil franchise, concluding that the consideration of the financial aspects of the expansion was appropriate in the pending rate case.

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

Page 25.

"regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis; therefore, certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements. Please refer to Note 3 - Statement of Other Comprehensive Income (Loss) in the Notes to the Financial Statements for further disclosures. However, we expect to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in accordance with the applicable NYPSC authorization. The Company's pension expense for financial reporting purposes is the amount approved by the NYPSC in the Company's last base rate case. Those amounts are $1,285,000 and $520,000 for the periods beginning September 1, 2009 and January 1, 2008, respectively. The Company on a monthly basis (1/12 of the annual amount) accrues the amount determined by the latest actuarial estimate of its FASB ASC 715 liability. The Company then compares the FASB ASC 715 amount to the monthly pension allowance approved by the NYPSC. The difference is recorded to expense (plus or minus) in order to match the pension expense included in base delivery rates by order of theNYPSC noted above. The amount (plus or minus) required tomatch the pension expense allowed by the NYPSC is recorded as either a regulatory asset or liability and is deferred for subsequent rate consideration.

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

Page 26.
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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's principal executive officer and principal financial officer each concluded that the Company's disclosure controls and procedures are effective as of June 30, 2011.

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

Page 27.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

On April 15, 2011, the Company received a copy of a complaint filed by Richard M. Osborne and Gas Natural, Inc. in the U.S. District Court for the Northern District of Ohio against four of the Company's directors and, nominally, against the Company (collectively "Defendants"). Richard M. Osborne and Gas Natural Inc. v. Michael I. German, Henry B. Cook, Ted W. Gibson, George J. Welch and Corning Natural Gas Corporation, Civ. Action No. 1:11-CV-744-CAB, N.D. Ohio (the "Action"). The plaintiffs claim that the directors breached their fiduciary duties to shareholders of the Company by (i) allegedly failing to maximize shareholder value in connection with the Company's responses to non-binding cash and stock offers to acquire the Company made by Gas Natural, Inc., which the Company did not accept: and (ii) allegedly diluting the holdings of Osborne and Gas Natural, Inc. by conducting a rights offering in July and August of 2010. The complaint also alleges, in the alternative, a derivative claim against the named directors for the same conduct. The complaint seeks to recover compensatory damages in an unspecified amount in excess of $75,000 and to rescind the rights offering, as well as payment of costs and interest.

On May 27, 2011 the defendants moved to dismiss the Action on the grounds that (i) the court lacked personal jurisdiction over the defendants; (ii) venue does not properly lie in the Northern District of Ohio, (iii) the plaintiffs failed to state claims upon which relief can be granted, and (iv) to the extent that the claims are derivative and not direct, the plaintiffs failed to make a demand on the board as required by law before commencing the Action. Alternatively, defendants requested transfer of the Action to the United States District Court for the Western District of New York. Plaintiffs filed opposition papers on July 15, 2011 and defendants' reply papers were filed on July 28, 2011.

The Court stayed discovery in the Action until it rules on defendants' motion, and the ruling is anticipated before year-end 2011. If the Court dismisses the Action for lack of personal jurisdiction or improper venue, the plaintiffs may attempt to recommence the Action elsewhere, including in the United States District Court for the Western District of New York. In the event the Action survives defendants' motion or is successfully recommenced elsewhere, defendants intend to defend all of the claims vigorously.

Pursuant to the Company's by-laws, the named directors are entitled to advancement of the expenses of their defense of the litigation, and indemnification of any liability, subject to each director's undertaking to repay such advances in the event it is determined that they are not entitled to indemnification under applicable New York law.

Please refer to the Company's Form 10-K for the year ended September 30, 2010 for disclosure relating to certain other ongoing legal proceedings.

Page 28.

Item 1A. Risk Factors.

Please refer to the Company's Form 10-K for the year ended September 30, 2010 for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and reserved

Item 5. Other Information.

None

Item 6. Exhibits.

10.1 Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 14, 2011)

10.2 Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 14, 2011)

31.1* Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2* Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1** Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)** Interactive Data File The following materials from the Corning Natural Gas Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to the condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. This will be filed by amendment.

* Filed herewith

**Furnished herewith

Page 29.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS CORPORATION

Date: August 15, 2011

By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: August 15, 2011

By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

Page 30.