Form 10-K
period 2011-09-30
CORNING NATURAL GAS CORP
filed 2011-12-28
CIK 24751

10-K 1 cng10k.htm CORNING NATURAL GAS INC 10K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

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

Large accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 1,106,068 shares of the Common Stock held by non-affiliates of the Registrant at the $14.83 average of bid and asked prices as of the last business day of registrant's most recently completed second fiscal quarter, March 31, 2011, was $16,358,498.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2011: 1,823,967

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement relating to the 2012 annual meeting of shareholders are incorporated by reference into Part III hereof.

Information contained in this Form 10-K and the Annual Report to shareholders for fiscal 2011 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See "Cautionary Statement Regarding Forward-Looking Statements" below.

Table of Contents

For the Fiscal Year Ended September 30, 2011

Contents

Part I

Item 1

Business

Item 1A

Risk Factors

Item 2

Properties

Item 3

Legal Proceedings

Item 4

Removed and Reserved

Part II

Item 5

Market for the Registrant's Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities

Item 6

Selected Financial Data

Item 7

Management's Discussion and Analysis of Financial Condition

and Results of Operations

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Item 8

Financial Statements and Supplementary Data

Item 9

Changes In and Disagreements with Accountants on

Accounting and Financial Disclosure

Item 9A

Controls and Procedures

Item 9B

Other Information

Part III

Item 10

Directors, Executive Officers and Corporate Governance

Item 11

Executive Compensation

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13

Certain Relationships and Related Transactions, and Director Independence

Item 14

Principal Accounting Fees and Services

Part IV

Item 15

Exhibits and Financial Statement Schedules

Signatures

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

Gas Supply

We have contracted with various sources to provide natural gas to our distribution system. We contract for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms ("Dth"). We had a contract with Atmos Energy Marketing, LLC to manage our transportation and storage assets from 2008 through March 2011. Since April 1, 2011, our asset manager is ConocoPhillips. This contract expires on March 31, 2013.

We have secured the New York Public Service Commission ("NYPSC") required fixed price and storage gas supply for the 2011-2012 winter season and are managing our storage and gas supply contracts to assure that we follow our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve our approximately 14,700 customers.

We do not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas drilling activity over the last several years has been robust, and domestic reserves and production have increased. This is especially true in proximity to our distribution network. We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas, and continue to receive material inventory from various reliable sources.

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

Employees

We had 52 employees as of September 30, 2011, and 50 as of September 30, 2010. Of this total, 46% are union labor working under an agreement effective until April 2, 2012. Negotiations for the new contract have not yet started. The Company anticipates that negotiations will begin in the second fiscal quarter of 2012.

Competition

Historically, the competition in our residential market has been primarily from electricity for cooking, water heating and clothes drying, and to a small degree, electricity, fuel oil and propane for heating. The price of gas remains low in comparison to that of alternative fuels in our service territory and our competitive position in the residential and commercial market continues to be very strong. Over 90 percent of our residential customers heat with gas. When we expand our distribution system to attract new customers, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today.

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

Our operations are subject to the jurisdiction of the NYPSC. The NYPSC approves the rates that we may charge to our customers. If we are required in a rate proceeding to reduce the rates we charge our customers, or if we are unable to obtain approval for rate relief from the NYPSC, particularly when necessary to cover increased costs, including costs that may be incurred in connection with mandated infrastructure improvements, our earnings would decrease.

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

The five largest holders of our common stock own over 63% of the company. As a result, if any chose to act together, they would have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders.

Our cash flows from operations will not be sufficient to fund our extraordinary capital expenditures.

We may not generate sufficient cash flows from operations to meet all of our cash needs. As part of our 2009 rate order set by the NYPSC, we are required to make substantial capital expenditures to upgrade our distribution system. We also continue to have debt retirement obligations of approximately $1.5 million per year. In addition, we have made contractual and regulatory commitments for additional capital expenditures related to system reliability and other commitments.

We may require additional financing.

In order to fund our extraordinary capital expenditures we may need to obtain additional equity or debt financing.The sale of additional equity securities could result in dilution to our shareholders. The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Additional financing may have unacceptable terms or may not be available at all for various reasons including:

* limits placed on us by our current lenders in our loan agreements,

*	our future results of operations, financial condition and cash flows,
*	our inability to meet our business plan,
*	lenders' or investors' perception of, and demand for, securities of natural gas utilities, and
*	conditions of the capital markets in which we may seek to raise funds.

If we cannot raise additional capital on acceptable terms, we may not be able to finance the expansion and mandated upgrading of our distribution system, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements.

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

ITEM 3 - LEGAL PROCEEDINGS

The Company is party to two lawsuits filed by a former Chairman of the Company in the U.S. District Court for the Western District of New York. In the first lawsuit, filed August 9, 2007, the Chairman, Thomas Barry, seeks damages arising out of the Company's refusal to transfer to the former Chairman a key-man life insurance policy that the Company had surrendered. The former Chairman has prevailed in his motion for summary judgment with the Court and the Company filed an appeal in the Second Circuit Court of Appeals.

The second lawsuit filed on December 16, 2010, by Mr. Barry, challenges the Company's termination in 2007 of certain payments to him provided for under an Amended and Restated Survivor Benefit Deferred Compensation Agreement ("Deferred Compensation Agreement"). The complaint alleges that the Company's termination of benefits breached the Deferred Compensation Agreement because, according to the Chairman, the Company did not have good cause to terminate those benefits and that the Company failed to follow the procedures set forth in the Deferred Compensation Agreement for the termination of benefits. The complaint asserts four causes of action under ERISA section 1332, and seeks the recovery of deferred compensation payments accrued through the date of judgment, a declaration that he is entitled to future payment of the deferred benefits, and attorney fees.

On December 6, 2011, the Company and Mr. Barry signed an initial settlement agreement that terminated the two lawsuits. The Company views the outcome as favorable because it will allow the Company to reduce certain reserves and liabilities and it will end an expensive and distracting litigation. The Company anticipates a positive impact to net income during the first quarter of fiscal 2012 but does not have the necessary actuary data and other information at this time to know the exact effect.

On April 15, 2011, the Company received a copy of a complaint filed by Richard M. Osborne and Gas Natural, Inc. in the U.S. District Court for the Northern District of Ohio against four of the Company's directors and, nominally, against the Company (collectively "Defendants"). Richard M. Osborne and Gas Natural Inc. v. Michael I. German, Henry B. Cook, Ted W. Gibson, George J. Welch and Corning Natural Gas Corporation, Civ. Action No. 1:11-CV-744-CAB, N.D. Ohio (the "Action"). The plaintiffs claim that the directors breached their fiduciary duties to shareholders of the Company by (i) allegedly failing to maximize shareholder value in connection with the Company's responses to non-binding cash and stock offers to acquire the Company made by Gas Natural, Inc., which the Company did not accept: and (ii) allegedly diluting the holdings of Osborne and Gas Natural, Inc. by conducting a rights offering in July and August of 2010. The complaint also alleges, in the alternative, a derivative claim against the named directors for the same conduct. The complaint seeks to recover compensatory damages in an unspecified amount in excess of $75,000 and to rescind the rights offering, as well as payment of costs and interest. On May 27, 2011 the defendants moved to dismiss the Action on the grounds that (i) the court lacked personal jurisdiction over the defendants; (ii) venue does not properly lie in the Northern District of Ohio, (iii) the plaintiffs failed to state claims upon which relief can be granted, and (iv) to the extent that the claims are derivative and not direct, the plaintiffs failed to make a demand on the board as required by law before commencing the Action. Alternatively, defendants requested transfer of the Action to the United States District Court for the Western District of New York. Plaintiffs filed opposition papers on July 15, 2011 and defendants' reply papers were filed on July 28, 2011. The Court stayed discovery in the Action until it rules on defendants' motion, and the ruling is anticipated before year-end 2011. If the Court dismisses the Action for lack of personal jurisdiction or improper venue, the plaintiffs may attempt to recommence the Action elsewhere, including in the United States District Court for the Western District of New York. In the event the Action survives defendants' motion or is successfully recommenced elsewhere, defendants intend to defend all of the claims vigorously. Pursuant to the Company's by-laws, the named directors are entitled to advancement of the expenses of their defense of the litigation, and indemnification of any liability, subject to each director's undertaking to repay such advances in the event it is determined that they are not entitled to indemnification under applicable New York law. In addition, Gas Natural has also sued in New York State Court in Steuben County as a shareholder, seeking books and records related to the 2010 rights offering. A hearing is scheduled for February 15, 2012.

ITEM 4 - REMOVED AND RESERVED

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Company's common stock is traded is the Over-the-Counter Bulletin Board, or OTCBB, under the symbol "CNIG". Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCBB for the Company's common stock for each quarter within the Company's last two fiscal years. Because the Company's stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The market prices have been adjusted retroactively to reflect the stock dividend in April 2011 (see "Dividends" for more information). The number of shareholders of record of the Company's common stock was 272 at September 30, 2011.

MARKET PRICE - (OTC)

Quarter Ended	High	Low
December 31, 2009	12.53	10.33
March 31, 2010	16.67	11.50
June 30, 2010	16.00	13.50
September 30, 2010	15.67	11.77
December 31, 2010	14.33	12.33
March 31, 2011	16.00	13.83
June 30, 2011	23.33	11.11
September 30, 2011	20.00	16.50

DIVIDENDS

On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock but limited pay outs to a percentage of earnings tied to the Company's debt/equity ratio. At its regular meeting on December 15, 2009, the Board of Directors approved an increase from $.12 a share to $.13 a share for shareholders of record on December 31, 2009, payable on January 15, 2010. At its regular meeting on February 5, 2010, the Board of Directors approved an increase in the quarterly dividend from $.13 a share to $.15 a share. After adjusting for the stock dividend paid in April 2011 (see third paragraph in this section below for additional information), dividends paid to shareholders of record were $.24 a share in 2009 and $.39 a share in 2009. At its regular meeting on December 14, 2010, the Board of Directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share and was paid on January 15, 2011 to shareholders of record as of December 31, 2010, and on April 15, 2011 for shareholders of record on March 31, 2011. The dividend rate of $.1725 reflects the pre-stock dividend rate (see third paragraph). The Board of Directors reviewed the quarterly dividend rate at its next regularly scheduled meeting on June 14, 2011 and adjusted the dividend rate to $.115. This dividend was paid on July 15, 2011 to shareholders of record on June 30, 2011 and on October 15, 2011 to shareholders of record on September 30, 2011.

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. As part of this program 761 shares were issued in 2009, 2,319 shares in 2010 and 3,975 shares in 2011. A total of 7,055 shares have been issued since the program started.

On March 21, 2011, the Company set April 1, 2011 as the record date for a one for two stock dividend on its outstanding common stock as authorized by the NYPSC in an order in Case 10-G-0647 dated March 17, 2011. Each shareholder of record as of close of business on the record date was paid one share of common stock for each two shares held by such holder on April 20, 2011. Due to this stock dividend, all computations of number of shares and earnings per share have been adjusted retroactively for prior periods to reflect the change in capital structure.

ITEM 6 - SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007
Total assets	$45,005,488	$41,491,639	$39,274,790	$33,786,320	$30,295,666
Long-term debt, less current installments	$11,534,801	$8,656,394	$8,673,416	$9,613,179	$8,295,585
Summary of earnings:
Utility operating revenue	$22,827,862	$22,445,300	$23,697,031	$25,783,329	$24,495,044
Total operating expenses and taxes	20,835,250	20,026,110	22,260,928	23,622,768	23,819,941
Net utility operating income	1,992,612	2,419,190	1,436,103	2,160,561	478,473
Other income	253,653	148,432	141,840	358,903	375,011
Interest expense-regulated	897,437	925,999	905,658	1,513,115	790,569
Net income (loss)	$1,348,828	$1,641,623	$672,285	$1,006,349	$259,545
Weighted average number of common shares outstanding	1,746,198	1,562,576	1,280,285	1,221,825	798,206
Earnings per common share	0.77	1.05	0.53	0.82	0.33
Dividends paid per common share	$0.46	$0.39	$0.24	$0.00	$0.00
Statistics (unaudited)-
Gas delivered (MMcf)
Residential	1,101	994	1,048	988	990
Commercial	228	203	241	223	235
Other utilities	300	287	317	305	291
Transportation deliveries	8,072	7,621	6,311	7,072	7,478
Total deliveries	9,701	9,105	7,917	8,588	8,994
Number of customers-end of period
	14,647	14,520	14,458	14,368	14,253
Average Mcf use per residential customer	100	92	99	95	97
Average revenue per residential customer	$1,193.17	$1,188.07	$1,268.27	$1,377.99	$1,345.60
Number of degree days	8,136	7,429	8,139	7,436	7,212
Peak day deliveries (Mcf)	56,302	49,005	56,218	53,532	55,442
Miles of mains	418	414	413	410.6	406
Investment in gas plant (at cost)	$47,490,565	$43,767,615	$39,257,065	$34,395,538	$30,323,764
Stockholders' equity per share	8.19	7.95	6.20	6.43	5.92

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,700 customers through 400 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Two of our largest customers, Corning Incorporated and World Kitchen, added additional manufacturing capacity in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and we believe that pipeline could, depending on the volume of gas extracted and directed through the pipeline by the producer, significantly increase throughput on our system and have a significant impact on margins. In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, we have formed a joint venture, Leatherstocking Gas Company, LLC, to pipe gas to areas of the northeast currently without gas service. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

Our key performance indicators are net income and shareholders' equity.

	Year Ended September 30,
	2011	2010	2009
Net income	$1,348,828	$1,641,623	$672,285
Shareholders' equity	$14,646,582	$13,676,797	$9,396,862
Shareholders' equity per weighted average share	$8.39	$8.75	$7.34

In 2011, our consolidated net income was $1.3 million, a decrease of $292,795 from 2011 mainly because of an increase in property taxes and depreciation and unfavorable regulatory reconciliations.

In 2010, our consolidated net income was $1.6 million. Net income in 2010 was higher than 2009 mainly because of a full year under the rate increase that went into effect in September 2009, favorable Gas Adjustment Clause ("GAC") adjustments, the addition of large new customers and increased volumes used by existing major customers.

As a regulated utility company, shareholders' equity is an important performance indicator for us. The NYPSC allows us to earn a reasonable return on shareholders' equity. Shareholders' equity is therefore a precursor of future earnings potential. In 2011, shareholders' equity increased by $1 million due to exercise of stock options and warrants, raising $673,140. The equity per weighted average share ratio decreased for the period mainly due to the number of new shares issued with the stock dividend (see Note (k) Dividends). In 2010, shareholders' equity increased by $4.3 million due to a rights offering of our common stock, that raised $1.9 million in gross proceeds, favorable pension adjustments and positive earnings. In 2009, shareholders' equity increased by $1.8 million due to warrant holders exercising their rights and purchasing $2.8 million of common stock. Going forward, we continue to focus on rebuilding shareholders' equity.

Other performance indicators that we track include leak repair, main and service replacements and customer service metrics. In 2011 we invested $3.7 million in system improvements and projects, repairing 216 leaks, and replacing 314 services and 4 miles of main. Because of weather related issues, some major projects started late in the fiscal year and will continue for the remainder of calendar 2011. During 2010 we invested $4.5 million in system improvements and projects, repairing 139 leaks, and replacing 358 services and 6.5 miles of gas main. In 2009 we invested $4.8 million in system improvements and projects, repairing 190 leaks, and replacing 459 services and 10.6 miles of gas main.

Our customer service group has implemented several changes to positively impact our customers. Beginning in 2007, customers have the option of third party payment of their gas bill through their lending institution. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of their bill. Our principal customer service metric is the number of customer complaints we receive. In 2011, the NYPSC reported 17 complaints against us. This compares to 20 in 2010 and 31 in 2009.

Earnings

Earnings on a consolidated basis were as follows:

Net income
	2011	2010	2009
Consolidated net income	$1,348,828	$1,641,623	$672,285

2011 compared with 2010. We had a decrease in net income of $292,795 to $1.3 million or $.77 per share, mainly due to increased property taxes, depreciation and unfavorable regulatory reconciliations.

2010 compared with 2009. We had an increase in net income of $969,338 to $1.6 million or $1.58 per share, from $672,285 or $0.79 per share because of a rate increase that went into effect in September 2009, favorable Gas Adjustment Clause ("GAC") adjustments, the addition of large new customers and increased volumes used by existing major customers.

Utility Operating Revenue
	2011	2010	2009
Retail Revenue:
Residential	$12,509,662	$12,346,062	$13,274,447
Commercial	2,016,216	1,950,471	2,440,722
Industrial	59,733	59,732	76,612
Transportation	4,834,909	4,818,177	3,971,539
Total Retail Revenue	19,420,520	19,174,442	19,763,320

Wholesale	2,206,017	2,321,203	3,093,361
Local Production	1,055,565	231,615	367,753
Other	145,760	718,040	472,597
Total Revenue	$22,827,862	$22,445,300	$23,697,031

The following tables further summarize other income on the operating revenue table:

	2011	2010	2009
Other gas revenues:
Customer discounts forfeited	$92,757	$96,553	$115,467
Reconnect fees	3,620	3,720	5,020
Gas revenues subject to refund	37,505	604,850	338,197
Surcharges	11,878	12,917	13,913
Total other gas revenues	$145,760	$718,040	$472,597

	2011	2010	2009
Gas revenues subject to refund:
Rate case amortizations	$20,363	$20,363	$1,697
DRA carrying costs	17,019	15,845	315,924
Estimated second stage rate increase accrual	216,604	20,090	-
Monthly RDM amortizations	(111,282)	162,707	20,576
Capacity Release Income	51,690	-	-
Annual RDM reconciliation	(156,889)	-	-
LAUF incentive benefit	-	385,845	-
	$37,505	$604,850	$338,197

2011 compared with 2010. In 2011 our operating revenue increased $382,562, or 1.7%, primarily because of increased usage, local production revenues due to recognizing the revenue associated with offsetting our pipeline costs instead of offsetting plant (see Note (f) Depreciation) and the estimated second stage rate increase accrual that partially offset unfavorable regulatory amortizations and reconciliations.

2010 compared with 2009. In 2010 our operating revenue decreased $1.25 million, or 5.3%, primarily because of lower gas costs partially offset by the rate increase that went into effect in September 2009.

Margin

	2011	2010	2009

Utility Operating Revenues	$22,827,862	$22,445,300	$23,697,031
Natural Gas Purchased	9,714,941	9,647,495	13,034,734
Margin	13,112,921	12,797,805	10,662,297
	57.44%	57.02%	44.99%

Our margin (the excess of utility operating revenues over the cost of natural gas purchased) increased $315,116 from 2010 to 2011 mainly due to increased usage, increased production revenues and accrual for the second stage rate increase granted as part of our last rate case partially offsetting unfavorable regulatory reconciliations.

Our margin increased $2.1 million from 2009 to 2010 primarily because of the rate increase in effect from September 2009 as well as higher throughput. The margin percentage increased 12.03% for the same reasons.

Looking forward, we anticipate additional margin growth due to our latest rate increase request effective in 2012. Our cost of gas should remain stable because of our access to local production and a favorable gas supply asset management agreement that we entered into with ConocoPhillips in 2011.

Operating Expenses

2011 compared with 2010. Operating expenses increased to $7.2 million in 2011 from $6.9 million in 2010 mainly due to increased property taxes and increased pension expense as determined in our 2009 rate order. Depreciation and amortization increased by $765,887 from 2010 to 2011 because we are now recognizing the revenue associated with offsetting our pipeline costs and increasing accumulated depreciation and depreciation expense instead of offsetting plant (see Note (f) Depreciation). There has been a slight increase in purchase gas costs of $67,446 due to higher volumes purchased at a lower average price.

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

Investment Income

2011 compared with 2010. Investment income increased by $60,901 to $181,542 in 2011 due to realized gains and dividend and interest income.

2010 compared with 2009. Investment income increased by $170,080 to a gain of $120,641 in 2010 from a loss of ($49,439) in 2009. This increase is the result of realized gains for the entire period as well as dividend and interest income.

Effective Tax Rate

Our effective tax rate for the period ending September 30, 2011 was 14.6% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision) due mainly to bonus depreciation on the Compressor Station, an asset not on the Company's Balance Sheet due to regulatory accounting (see Note (q) 311 Transportation Agreement/Compressor Station for more information). Our effective tax rate for the period ending September 30, 2010 was 37.2% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision) due to bonus depreciation and the adjustment back to a 34% federal provision for the prior fiscal year. Our effective tax rate for the period ending September 30, 2009 was 24.2% instead of the expected 42.1% (we were recognizing a 35% federal provision and 7.1% New York State provision) primarily due to bonus depreciation allowed this year. Taxes paid have also been affected by the amount of net operating loss (NOL) carryforward on both federal and state returns and have positively affected our effective tax rates. See also Note 6 to the Notes to Consolidated Financial Statements below.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain or loss on sale of securities and deferred income taxes. Over or under recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows from investing activities consist primarily of capital expenditures.

In October 2008, we obtained $1 million of financing in a form of Demand Note from M&T Bank to help with the cost of our new construction. Interest on this loan is payable on the monthly basis at the rate equal to 1% above the prime rate. The initial interest rate on this loan was 5.5% and was 4.25% at the end of September 2010. The Company repaid $500,000 in December 2009 and repaid the balance in December 2010.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including at three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and unless sooner accelerated or demanded, the note matured on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. The new maturity date is August 31, 2012 unless accelerated or demanded sooner.

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

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25 basis points above 30-day LIBOR or 4.25%.

The Company believes it is in compliance with all of our loan covenants as of September 30, 2011.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, during 2011, we had $7 million (as of the February 2011 credit agreement renewal) available through lines of credit at local banks, the terms of which are disclosed in Note 5 to the accompanying consolidated financial statements. The amount outstanding under these lines at September 30, 2011 was $4.2 million. The aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account (a trust to fund a deferred compensation plan for certain officers-see Note 7 to the Notes to Consolidated Financial Statements) up to the $7 million limit. As security for our line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. We rely heavily on our credit lines and large portions of them are utilized throughout the entire year.

On September 30, 2011 we had $12.5 million in long term debt outstanding. We repaid $1.1 million during fiscal 2011 consistent with the requirements of our debt instruments and refinancing activities.

On September 30, 2010 we had $9.6 million in long term debt outstanding. We repaid $1.1 million during fiscal 2010 consistent with the requirements of our debt instruments and refinancing activities.

In 2008 we entered in to an agreement with Atmos Energy Marketing LLC until March 2011. ConocoPhillips became our asset manager in April 2011. As of September 30, 2011, we had 615,353 dekatherms at $2.8 million in storage. In 2010 we ended the year with 604,920 dekatherms at $2.7 million in storage. The higher inventory value in 2011 is directly related to higher volumes. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2011-2012 winter heating season.

Other Comprehensive Income

Other comprehensive income ("OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. A drop from 6.75 % to 5.50 % in the discount rate resulted in a $1.9 million pension liability adjustment and a related $1.9 million OCI loss in 2009. There was also a drop in the discounts rate from 5.5% to 5.25% in 2010. That drop was offset by changes in assumptions in the rate of compensation increase from 4.5% to 3% and fund performance that resulted in a $679,023 OCI gain for the period ending September 30, 2010 related to pension liability adjustments. For the period ending September 30, 2011, there was again a drop in the discount rate from 5.25% to 5% which contributed to an associated OCI loss of $321,993 for the period. For additional information, see Note 7 to the Notes to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

Long-term Debt

The fair market value of our long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2011, 2010 and 2009:

	2011	2010	2009

Unsecured senior note - 7.9%, due serially with annual payments of $355,000 beginning on September 1, 2006 through 2016 and $795,000 due in 2017	$2,570,000	$2,925,000	$3,280,000
Term Loan - variable rate 1/2 point below prime, monthly
installments through August 2010	-	-	316,650
Note payable - 6.5% with monthly installments through 2013	5,050,408	5,487,679	5,821,654
Note payable - variable rate with 4.5% floor with monthly
installments through May 2015	928,249	1,018,363	-
M&T Bank - new truck loan	2,995	9,786	16,122
M&T Bank - excavator & radio equipment	6,066	17,285	27,686
M&T Bank - backhoe & skidsteer loader	21,835	46,493	69,353
M&T Bank - used truck loan	-	-	4,499
Community Bank - used trucks (5) loan	-	19,980	45,335
M&T Bank - used truck loan	6,854	8,902	10,813
M&T Bank - used truck loan	8,124	14,196	-
M&T Bank - vehicles loan	54,220	80,127	-
Note Payable - 5.76% with monthly installments through
November 2015	1,747,565	-	-
M&T Bank - used truck loan	9,252	-	-
Note Payable - variable rate with 4.25% floor, monthly
installments through November 2016	2,000,000	-	-
M&T Bank - new trucks loan	48,396	-	-
M&T Bank - used vehicle loan	11,089	-	-
M&T Bank - equipment loan	14,811	-	-
Total long-term debt	$12,479,864	$9,627,811	$9,592,112

Less current installments	945,063	971,417	918,696
Long-term debt less current installments	$11,534,801	$8,656,394	$8,673,416

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2011 are as follows:

2012	$945,063
2013	$996,437
2014	$1,018,345
2015	$1,052,491
2016 and thereafter	$8,467,527

The estimated interest payments on the above debts are as follows:

2012	$734,603
2013	$664,666
2014	$578,851
2015	$491,257
2016	$401,223

The estimated pension plan payments are as follows:

2012	$862,000
2013	$873,000
2014	$907,000
2015	$942,000
2016	$1,060,000

Lines of Credit

The Company had a line of credit with Community Bank, N.A. to borrow up to $8 million on a short-term basis. In March 2010 and again in April 2011, we renewed our line of credit with a limit of $7 million. Under this agreement, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account up to the $7.0 million limit. Borrowings outstanding under this line were $4,178,784, $5,140,649 and $6,756,560 at September 30, 2011, 2010 and 2009, respectively. The maximum amount outstanding during the year ended September 30, 2011, 2010 and 2009 was $6,246,562, $7,437,118 and $6,877,870 respectively. On September 3, 2009, due to market conditions, the interest rate formula was changed to the greater of 4% or 225 basis points above 30 days LIBOR. In February 2011, we negotiated the new rate formula as a fluctuating rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25%. The line of credit is payable on demand with an interest rate of 3.5% on September 30, 2011. As security for the Company's line of credit, collateral assignments have been executed which assign to Community Bank, N.A. various rights in the investment trust account. In addition, Community Bank, N.A. has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. The weighted average interest rates on outstanding borrowings during fiscal 2011, 2010 and 2009 were 3.78%, 4% and 2.98% respectively.

As of September 30, 2011, we believe that cash flow from operating activities, borrowings under our lines of credit and new debt instruments and proceeds from equity will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

Interest Rate Risk

Our exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2011, these instruments consisted of a bank credit line of $7 million with an interest rate of 3.5%. Tied to the higher of 3.5% or 225 basis points above LIBOR, the rate could remain unchanged for months.

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

On May 17, 2010, the Company filed a petition with the NYPSC in Case 10-G-0224 for a declaratory ruling on the applicability of the 2009 amendments to Section 70 of the Public Service Law to certain stock transactions. The amendment requires approval of the NYPSC for the purchase of common stock holdings of greater than 10% by individuals and certain entities. At the time, there were only three shareholders, including related groups of shareholders, holding more than 10 percent of the Company's common stock: The Gabelli Group of Rye, New York; Michael I. German, the Company's President and Chief Executive Officer; and Richard M. Osborne of Mentor, Ohio, the Company's former Chairman. Additional purchases through the Company's dividend reinvestment plan and upon exercise of subscription rights issued in the rights offering by these individuals were approved by the NYPSC in an order dated August 20, 2010. The Order also approved transactions for the exercise of certain stock options. However, that Order did not specifically address Corning's request for approval of the exercise by the Chief Executive Officer of pre-2009 options to purchase the additional 56,000 shares of common stock available at that time. The Company sought clarification or rehearing of the August 20, 2010 Order to address the pre-2009 options. In an Order issued November 19, 2010, the NYPSC determined that the exercise of the options would not result in the type of ownership concentration that would violate the public interest. The Company's Chief Executive Officer currently owns 21.59% of the outstanding shares of common stock of the Company. Were he to exercise his rights to the fullest extent (33,000 shares adjusted for the stock dividend issued on April 20, 2011) his ownership interest would increase to 22.99%.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC, in Case 10-G-0598 that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS has requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company conducted a comprehensive review of the BEGWS claim. The Company installed new meters for BEGWS in 2009 and believes that those meters and the resulting bills have been accurate. On January 26, 2011, the Company responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. In testimony filed by its consultants on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747. The Company plans to contest the testimony filed on July 8, 2011. The Company and BEGWS met with the Staff on July 11, 2011, to discuss findings to date on the petition. No order has been issued by the NYPSC on this matter. The meter investigation associated with the petition is ongoing. Currently, the Company does not believe that the BEGWS petition, whether it is granted or not, would have a material financial impact.

The NYPSC on January 25, 2011 acted on the Company's second stage request in Case 08-G-1137. The amount of the second stage was estimated to be approximately $164,000. The actual amount of the second stage rate increase will be determined via a reconciliation process that covers September 2010 to August 2011. If eligible expenditures and costs recoverable in the second stage exceed the forecast used by the NYPSC to set the cash collection amount, those amounts will be deferred and recovered via the Delivery Rate Adjustment in 2012. The NYPSC denied the Company's request to extend the second stage calculation mechanism to a third and fourth stage. This denial necessitated the filing of a base rate case in the first half of calendar year 2011 (Case 11-G-0280, discussed below). The Company filed for re-hearing on February 1, 2011. The petition stated that the NYPSC erred in not including depreciation expense as a component of carrying costs recoverable in the second stage rate increase. On October 13, 2011, the NYPSC denied the Company's rehearing request.

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

On March 17, 2011, the NYPSC issued an order in Case 10-G-0647 authorizing the Company to issue and distribute a fifty percent stock dividend to its shareholders. On March 21, 2011, the Company set April 1, 2011 as the record date for a one for two stock dividend on its outstanding common stock as authorized by the NYPSC order. Each shareholder of record as of close of business on the record date was paid one share of common stock for each two shares held by such holder on April 20, 2011.

On April 14, 2011, the NYPSC issued an order in Case 08-G-1137 for the accounting treatment and new schedule for line 15 upgrades. The Company had requested that carrying costs (defined as pre-tax overall return, depreciation expense and property taxes) be permitted on the mandated reliability upgrade until the investment was reflected in base rates. The NYPSC granted the request in part by allowing carrying costs defined as pre-tax overall return and property taxes. The Company filed for re-hearing on April 18, 2011 stating that the NYPSC erred in not providing for depreciation expense as a component of carrying costs, since the definition above has been applied to other utilities under the NYPSC's jurisdiction. In an Order issued October, 13, 2011, the NYPSC denied the Company's request for re-hearing.

On May 19, 2011, the NYPSC, in Case 08-G-1137, issued an Order Modifying the Regulatory Matrix and Establishing Liability. The order granted, with one exception, the request of Corning Natural Gas Corporation to eliminate the Regulatory Matrix that was originally established in Case 05-G-1359. The NYPSC removed the Regulatory Matrix penalties associated with accounting, leak reporting, and gas supply related requirements; but it continued the cathodic protection reporting requirement and associated penalties of $32,750 per deficiency per year. The order concluded that the Company had failed to submit annual reports for 2009 and 2010, and assessed a total penalty of $65,500 for those asserted failures. On June 3, 2011, the Company filed a petition for re-hearing requesting that the penalty determination pertaining to cathodic protection reporting be rescinded, or in the alternative, that the issue of the penalty be incorporated into the Company's base rate case (Case 11-G-0280). On October 13, 2011 the NYPSC denied the Company's rehearing request. The Staff of the NYPSC in Case 11-G-0280 is recommending that the penalty amount be amortized over a seven year period. This matter will be decided with the rate case order.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). This multi-year proposal is a levelized alternative to a single-year increase of $2,565,649 in the Rate Year and $901,464 and $583,033 for the years ending April 30, 2014, and April 30, 2015, respectively. It also asked that the Commission permit increases for certain limited expenditures (capital additions and property taxes) for the 12-month periods ending April 30, 2016, and April 30, 2017. The Company proposed to offset the annualized amount by an $844,000 credit that represents the forecasted customer share of the revenues from transportation of local production gas including operation of the associated compressor facilities. If the Company's credit proposal is adopted by the Commission, the overall bill impact on customer bills will be an increased 2.71%. The Company in the filing requested a Return on Equity Capital of 10.9%.

On July 11, 2011, a pre-hearing conference in Case 11-G-0280 was held in Albany, New York, before the NYPSC's Administrative Law Judges ("ALJs") for the purpose of establishing a hearing schedule for the current rate case. The Staff, the Company and other parties presented a proposed schedule to the ALJs at that meeting. The schedule proposed by the parties was adopted by the ALJs by ruling dated July 13, 2011. A NYPSC decision in the rate case is expected by May 1, 2012. In testimony and exhibits filed September 23, 2011, the NYPSC Staff and other parties proposed alternatives to the Company's positions on certain issues.

On July 15, 2011, the Staff filed a motion to strike certain passages of the Company's testimony in the rate case. The Staff motion sought to exclude the prepared direct testimony and exhibits of the Company's witnesses as they pertain to the proposed transfer of certain pipeline facilities, the establishment of a holding company structure, and expenditures for the expansion of Coming's franchise in the Town of Virgil. The Company filed a response on July 25, 2011 to oppose Staff's motion on the basis that all of the issues raised by the NYPSC can be properly considered in the rate case. A ruling from the ALJs was issued on August 2, 2011. The ruling granted the Staff's motion insofar as it pertained to the transfer of pipeline facilities and formation of a holding company on the ground that those matters should be addressed in separate proceedings. The ruling denied the Staff's motion to strike evidence on the expansion of the Virgil franchise, concluding that the consideration of the financial aspects of the expansion was appropriate in the pending rate case. In testimony and exhibits filed September 23, 2011, the NYPSC Staff and other parties proposed alternatives to the Company's positions on certain issues. From October 24, 2011 to October 27, 2011, and again from November 7, 2011 to November 9, 2011, the Company met with the NYPSC, Staff and other active parties in Case 11-G-0280 in Albany, New York, for settlement conferences. The purpose of the conferences was to settle some or all of the issues in the Company's pending rate case. The parties reached an agreement in principle and are now working on a detailed settlement document, as well as finalizing agreement on specific issues. A Ruling on Schedule by the ALJ's on December 1, 2011, calls for filing the final settlement agreement by January 13, 2012. Pursuant to NYPSC regulations governing the settlement process, no details regarding the settlement can be disclosed until the full document is publically filed.

On September 15, 2011, the Company filed a petition with the NYPSC seeking amendment of the Certificate of Public Convenience and Necessity (the "Certificate") granted by the NYPSC in its "Order Granting a Certificate of Public Convenience and Necessity" issued June 19, 2009 in Case 09-G-0252 permitting the Company to expand service within the Town of Virgil, Cortland County, beyond those areas in which service was authorized pursuant to the Certificate. It is unknown at this time when the NYPSC will act on the Company's request.

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

Accounting for the Compressor Station

The Company bought the $11 million compressor station and $2.1 million pipeline from a local producer for two dollars. Although the Company has $13.1 million in new plant, only two dollars was recognized on the Balance Sheet in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. Please see Note (q) 311 Transportation Agreement/Compressor Station for more details.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors", above, in addition to:

*	The effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,
*	Our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	The effect of any litigation arising from actions taken or not taken by former executive officers and any agreements executed in connection therewith,
The effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	The amount of natural gas produced and directed through our pipeline by producers,
*	Our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	Our successful completion of various capital projects and the use of pipeline, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	Our ability to retain the services of our senior executives and other key employees,
*	Our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	The effect of any leaks in our transportation and delivery pipelines, and
*	Competition to our gas supply and transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2011, these instruments consisted of bank credit line borrowings outstanding of $4,178,784. The interest rate (the greater of 3.5% or the 30-day LIBOR plus 2.25%) on this line was 3.5% during September 2011. The maximum annual impact of a 1% rate increase would be $70,000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Reports of EFP Rotenberg, LLP, Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Balance Sheets as of September 30, 2011 and 2010

Statements of Income and Other Comprehensive Income for the years ended September 30, 2011, 2010 and 2009

Statements of Stockholders' Equity for the years ended September 30, 2011, 2010 and 2009

Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2011.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Conduct adopted by our Company's Board of Directors, applicable to all Company Directors and all officers and employees of our Company.

The Audit Committee of our Company's Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee's Report will be reported in the Proxy Statement issued in connection with the Company's 2012 Annual Meeting of Shareholders.

The Company's management, including the Company's chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of September 30, 2011.

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

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics." The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 27, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 27, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Shareholders" and "Equity Compensation Plan Information at September 30, 2011" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 27, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 27, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 27, 2012.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)
(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643
	3.1	The Company's Restated Certificate of Incorporation, (incorporated by reference to
Exhibit 3.1 of the Company's Current Report on Form 8-K dated September 26, 2007)
	3.2	Second Amended and Restated By-Laws of the Company (incorporated by reference to Annex D to the Company's Definitive Proxy Statement filed on April 24, 2007 with the Securities and Exchange Commission)
	4.1	The Company's Stock Plan (incorporated by reference to Annex A to the Company's
Definitive Proxy Statement filed on April 24, 2007 with the Securities and
Exchange Commission)
	4.2	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 of the Company's amendment to Registration Statement on Form S-3/A filed on July
12, 2007 with the Securities and Exchange Commission)
	4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 of the
Company's amendment to Registration Statement on Form S-3/A filed on July 12,
2007 with the Securities and Exchange Commission)
	4.4	Warrant Agreement between the Company and Registrar and Transfer Company, as
Warrant Agent, dated as of July 13, 2007 (incorporated by reference to Exhibit 4.3 of the Company's amendment to Registration Statement on Form S-3/A filed on
July 12, 2007 with the Securities and Exchange Commission)
	4.5	Form of Subscription Rights Certificate (incorporated by reference to Appendix B of the Company's amendment to Registration Statement on Form S-1/A filed on
July 9, 2010 with the Securities and Exchange Commission)
	10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated November 30, 2006)
	10.2*	Consulting, Confidentiality, and Non-Competition Agreement dated November 30,
2006, between the Company and Thomas K. Barry (incorporated by reference to
Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 30, 2006)
	10.3*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Thomas K. Barry (incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K dated August 14, 2006)
	10.4*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K dated August 14, 2006)
	10.5	Agreement between the Company and Local 139, dated September 1, 1998
(incorporated by reference to the Company's Form 10-KSB for December 31, 1998)
	10.6	Service Agreement with CNG Transmission Corporation (incorporated by reference to the Corporation's Form 10-KSB for December 31, 1993)
	10.7	Sales Agreement with Bath Electric, Gas and Water (incorporated by reference to the Company's Form 10-KSB for December 31, 1989)
	10.8	Transportation Agreement between the Company and New York State Electric and
Gas Corporation (incorporated by reference to the Company's Form 10-KSB for December 31, 1992)
	10.9	Transportation Agreement between the Company and Corning Incorporated (incorporated by reference to the
Company's Form 10-KSB for December 31, 1992)
	10.10	Service Agreement with Columbia Gas Transmission Co. (incorporated by reference to the Company's Form 10-KSB for December 31, 1993)
	10.11	Commercial Line of Credit Agreement made by the Company to Community Bank N.A. dated
March 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 20, 2008)
	10.12	Commercial Line of Credit Agreement and Note made by the Company to Community Bank N.A.
dated March 19, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated March 20, 2008)
	10.13	Change in Terms Agreements made by the Company to Community Bank N.A. dated
October 22, 2007 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 20, 2008)
	10.14	Change in Terms Agreements made by the Company to Community Bank N.A. dated
March 19, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated March 20, 2008)
	10.15	Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated
May 7, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 7, 2008)
	10.16	LIBOR Term Note made by the Company in favor of Manufacturers and Traders Trust
Company dated May 7, 2008 (incorporated by reference to Exhibit 10.2 of the Company's
Current Report on Form 8-K dated May 7, 2008)
	10.17	Specific Security Agreement made by the Company and Manufacturers and Traders Trust
Company dated May 7, 2008 (incorporated by reference to Exhibit 10.3 of the Company's
Current Report on Form 8-K dated May 7, 2008)
	10.18	General Security Agreement made by the Company and Manufacturers and Traders Trust
Company dated May 7, 2008 (incorporated by reference to Exhibit 10.4 of the Company's
Current Report on Form 8-K dated May 7, 2008)
	10.19	Mortgage between the Company and Manufacturers and Traders Trust Company dated
May 7, 2008 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated May 7, 2008)
	10.20	Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated
October 16, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 16, 2008)
	10.21	Replacement Term Note of the Company in favor of Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated October 16, 2008)
	10.22	Demand Note made by the Company in favor of Manufacturers and Traders Trust Company dated October 27, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated October 27, 2008)
	10.23	Base Contract for Sale and Purchase of Natural Gas between the Company and Atmos Energy
Marketing, LLC dated July 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company's
Current Report on Form 10-Q/A dated May 12, 2009)
	10.24	Line of Credit Agreement between the Company and Community Bank, N.A. dated June 5, 2009
(incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
June 5, 2009)
	10.25	Commercial Line of Credit Agreement and Note between the Company and Community Bank, N.A.
dated June 5, 2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated June 5, 2009)
	10.26	Amended Warrant Agreement dated July 1, 2009 (incorporated by reference to Exhibit 10.1 of the
Company's Current Report on Form 8-K dated July 1, 2009)
	10.27*	First Amendment to Employment Agreement between Michael I. German and the Company dated
December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q dated August 12, 2009)
	10.28	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's
Current Report on Form 10-Q dated August 12, 2009)
	10.29	Line of Credit Agreement between the Company and Community Bank, N.A. dated September 30,
2009 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
September 30, 2009)
	10.30	First Amendment to Note Agreements between the Company and Great West Life & Annuity
Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.1 of the
Company's Current Report on Form 8-K dated January 6, 2010)
	10.31	Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West Life & Annuity Insurance Company dated December 1,
2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
January 6, 2010)
	10.32	Amendment to Credit Agreement between the Company and Manufacturers and Traders Trust Company
dated March 4, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on
Form 8-K dated March 8, 2010)
	10.33	Replacement Term Note of the Company in favor of Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated March 8, 2010)
	10.34	Letter of Commitment by and between the Company and Community Bank, N.A. with respect to a line of credit dated March 11, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated March 30, 2008)
	10.35	Line of Credit Agreement between the Company and Community Bank, N.A. dated March 30, 2010
(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
March 30, 2010)
	10.36	Commercial Line of Credit Agreement and Note and Commercial Security Agreement between the
Company and Community Bank, N.A. dated March 30, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 30, 2010)
	10.37	Letter of Commitment by and between the Company and Community Bank, N.A. with respect to a term loan dated March 11, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated May 7, 2010)
	10.38	Term Loan Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
May 7, 2010)
	10.39	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated
May 7, 2010)
	10.40	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated
May 7, 2010)
	10.41	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated
May 7, 2010)
	10.42	Commitment Letter between the Company and Manufacturers and Traders Trust Company dated
May 10, 2010 (incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 10-Q
dated May 12, 2010)
	10.43	Negotiated 311 Gas Transportation Agreement between the Company and Talisman Energy USA, Inc.
dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 21, 2010)
	10.44	Disclosure regarding Promissory Note between the Company and Five Star Bank dated September 27, 2010
(incorporated by reference to Item 7.01 on the Company's Current Report on Form 8-K dated August 27, 2010)
	10.45	Letter of Commitment between the Company and Manufacturers and Traders Trust Company dated June 16,
2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
October 27, 2010)
	10.46	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated October 27, 2010)
	10.47	General Security Agreement made by the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on
Form 8-K dated October 27, 2010)
	10.48	Specific Security Agreement made by the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
Form 8-K dated October 27, 2010)
	10.49	Credit Agreement made by the Company and Manufacturers and Traders Trust Company dated
October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
Form 8-K dated October 27, 2010)
	10.50	Letter of Commitment between the Company and Community Bank N.A dated February 16, 2011
(Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 28, 2011)
	10.51	Letter of Credit Agreement between the Company and Community Bank N.A dated February 16, 2011
(Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 28, 2011)
	10.52	Change in Terms Agreement between the Company and Community Bank N.A. dated March 10, 2011
(Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 10, 2011)
	10.53	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company
dated July 14, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K
dated July 14, 2011)
	10.54	Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company
dated July 14, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
July 14, 2011)
	10.55**	Promissory Note between the Company and Five Star Bank dated September 1, 2011
	101***	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2011 and 2010
(ii) the Consolidated Statements of Income and Other Comprehensive Income for the years ended
September 30, 2011, 2010 and 2009
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2011, 2010 and 2009
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009
(v) related notes to the Condensed Consolidated financial Statements
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
	21**	Subsidiary of Company
	31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
	31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
	32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

* Indicates management contract or compensatory plan or arrangement

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

Date: December 28, 2011 By:	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 2011	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 28, 2011	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 28, 2011	/s/ Henry B. Cook
Henry B. Cook, Chairman of the Board of Directors

Date: December 28, 2011	/s/ Ted W. Gibson
Ted W. Gibson, Director

Date: December 28, 2011	/s/ Joseph P. Mirabito
Joseph P. Mirabito, Director

Date: December 28, 2011	/s/ William Mirabito
William Mirabito, Director

Date: December 28, 2011	/s/ George J. Welch
George J. Welch, Director

Date: December 28, 2011	/s/ John B. Williamson III
John B. Williamson III, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Corning Natural Gas Corporation

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Corporation as of September 30, 2011 and 2010, and the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2011. Corning Natural Gas Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corning Natural Gas Corporation as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

December 28, 2011

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2011	September 30, 2010
Assets

Plant:
Utility property, plant and equipment	$47,490,565	$43,785,340
Less: accumulated depreciation	(14,361,951)	(13,037,075)
Total plant utility and non-utility net	33,128,614	30,748,265

Investments:
Marketable securities available-for-sale at fair value	2,267,268	2,366,870

Current assets:
Cash and cash equivalents	173,245	69,552
Customer accounts receivable, (net of allowance for
Uncollectible accounts of $46,080 and $41,390 respectively)	1,598,241	1,251,584
Gas stored underground, at average cost	2,832,932	2,696,395
Materials and supplies inventories	1,188,017	774,677
Prepaid expenses	258,015	967,038
Total current assets	6,050,450	5,759,246

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	536,648	1,093,029
Deferred regulatory costs	1,207,028	1,052,427
Unamortized debt issuance cost (net of accumulated
Amortization of $443,854 and $397,071)	286,093	303,468
Deferred income tax	1,308,298	-
Other	221,089	168,334
Total deferred debits and other assets	3,559,156	2,617,258

Total assets	$45,005,488	$41,491,639

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2011	September 30, 2010
Liabilities and capitalization:

Current liabilities:
Current portion of long-term debt	$945,063	$971,417
Demand note payable	750,000	1,250,000
Borrowings under lines-of-credit	4,178,784	5,140,649
Accounts payable	1,882,249	1,367,884
Accrued expenses	892,502	842,935
Customer deposits and accrued interest	1,034,319	1,083,068
Dividends declared	205,375	171,683
Deferred income taxes	147,779	359,254
Total current liabilities	10,036,071	11,186,890

Long-term debt, less current installments	11,534,801	8,656,394

Deferred credits and other liabilities:
Deferred income taxes	-	31,035
Deferred compensation	1,849,019	1,938,106
Deferred pension costs & post-retirement benefits	6,622,459	5,823,219
Other	316,556	179,198
Total deferred credits and other liabilities	8,788,034	7,971,558

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share). Authorized 3,500,000 shares;
issued and outstanding 1,787,769 shares at September 30, 2011
and 1,146,454 shares at September 30, 2010	$8,938,845	$5,732,270
Additional paid-in capital	7,382,167	8,130,264
	1,018,766	2,054,115
Accumulated other comprehensive loss	(2,693,196)	(2,239,852)
Total common stockholders' equity	14,646,582	13,676,797

Total capitalization and liabilities	$45,005,488	$41,491,639

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Other Comprehensive Income
For the Years Ended September 30, 2011, 2010 and 2009

	September 30, 2011	September 30, 2010	September 30, 2009

Utility operating revenues	$22,827,862	$22,445,300	$23,697,031
Natural gas purchased	9,714,941	9,647,495	13,034,734
Gross margin	13,112,921	12,797,805	10,662,297

Cost and expense
Operating and maintenance expense	7,280,393	6,874,009	6,594,934
Taxes other than income taxes	1,914,658	1,673,868	1,521,906
Depreciation	1,478,953	713,066	762,197
Other deductions, net	216,271	144,360	120,442
Total costs and expenses	10,890,275	9,405,303	8,999,479

Utility operating income	2,222,646	3,392,502	1,662,818

Other income and (expense)
Interest expense	(897,437)	(925,999)	(905,658)
Non-utility expense	(9,570)	(27,570)	(12,041)
Investment income (expense)	181,542	120,641	(49,439)
Other income	33,129	6,809	139,998
Rental income	48,552	48,552	51,281

Net income from utility operations, before income tax	1,578,862	2,614,935	886,959

Income tax benefit (expense), current	54,139	(1,114,034)	1,555,010
Income tax benefit (expense), deferred	(284,173)	140,722	(1,769,684)
Total tax (expense)	(230,034)	(973,312)	(214,674)

Net income	1,348,828	1,641,623	672,285
Other comprehensive income (loss)	(453,344)	716,833	(1,916,829)
Total comprehensive income (loss)	$895,484	$2,358,456	($1,244,544)

Weighted average earnings per share-
basic:	$0.77	$1.05	$0.53
diluted:	$0.76	$1.05	$0.52

Average shares outstanding - basic	1,746,198	1,562,576	1,280,285
Average shares outstanding - diluted	1,765,220	1,570,902	1,284,900

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2008	$814,550	$4,072,750	$4,207,754	$609,665	($1,039,856)	$7,850,313

Issuance of common stock & warrants	196,097	980,485	2,131,916	---	---	3,112,401
Dividends declared and paid			(321,308)			(321,308)

Comprehensive income:
Change in unrealized gain on
Securities available for sale, net of
income taxes of $13,124		---	---	---	25,266	25,266
Minimum pension liability, net of
income taxes of $1,405,712		---	---	---	(1,942,095)	(1,942,095)
Net income		---	---	672,285	---	672,285
Total comprehensive income						(1,244,544)
Balances at September 30, 2009	1,010,647	5,053,235	6,018,362	1,281,950	(2,956,685)	9,396,862

Issuance of common stock & warrants	135,807	679,035	1,790,594	---	---	2,469,629
Dividends declared and paid			321,308	(869,458)		(548,150)

Comprehensive income:
Change in unrealized gain on
Securities available for sale, net of
income taxes of $19,370		---	---	---	37,810	37,810
Minimum pension liability, net of
income taxes of $199,230		---	---	---	679,023	679,023
Net income		---	---	1,641,623	---	1,641,623
Total comprehensive income						2,358,456
Balances at September 30, 2010	1,146,454	5,732,270	8,130,264	2,054,115	(2,239,852)	13,676,797

Issuance of common stock & warrants	641,315	3,206,575	(748,097)	---	---	2,458,478
Dividends declared and paid			---	(2,384,177)		(2,384,177)

Comprehensive income:
Change in unrealized gain on
Securities available for sale, net of
income taxes of $59,969		---	---	---	(131,351)	(131,351)
Minimum pension liability, net of
income taxes of $224,833		---	---	---	(321,993)	(321,993)
Net income		---	---	1,348,828	---	1,348,828
Total comprehensive income						895,484
Balances at September 30, 2011	1,787,769	8,938,845	7,382,167	1,018,766	(2,693,196)	14,646,582

The components of accumulated other comprehensive (loss) are as follows:

				2,011	2,010	2,009
Pension liability adjustment				(2,604,296)	(2,282,303)	(2,961,326)
Net unrealized gain/(loss) on securities available for sale				(88,900)	42,451	4,641
Accumulated other comprehensive loss				(2,693,196)	(2,239,852)	(2,956,685)

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For Years Ended September 30, 2011, 2010, and 2009

	2011	2010	2009
Cash flows from operating activities:
Net income	$1,348,828	$1,641,623	$672,285
Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation	1,478,953	713,066	762,197
Unamortized debt issuance cost	46,782	33,851	29,271
Regulatory amortizations	1,610,453	1,619,537	2,298,186
Stock issued for services and stock option expense	176,057	235,902	124,593
Pension adjustment	(321,993)	728,069	(1,942,095)
Loss (Gain) on sale of marketable securities	45,118	(126,466)	176,862
Deferred income taxes	(1,550,808)	1,472,093	(1,326,224)
Bad debt expense	185,506	219,468	146,773

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(532,163)	(492,074)	(535,984)
Gas stored underground	(136,537)	(374,017)	2,868,181
Materials and supplies inventories	(413,340)	(124,634)	(96,006)
Prepaid expenses	709,023	628,391	(939,048)
Unrecovered gas costs	556,381	(223,756)	(960,728)
Deferred regulatory costs	(472,670)	(26,898)	(552,964)
Other	(52,755)	(93,641)	(8,244)
Increase (decrease) in:
Accounts payable	514,365	89,373	(806,359)
Accrued expenses	49,567	(28,268)	(178,843)
Customer deposits and accrued interest	(48,749)	(40,118)	595,694
Deferred compensation	(89,087)	(82,667)	(160,439)
Deferred pension costs & post-retirement benefits	(493,144)	(1,618,042)	2,067,775
Other liabilities and deferred credits	171,050	125,611	(74,758)
Net cash (used in) provided by operating activities	2,780,837	4,276,403	2,160,125

Cash flows from investing activities:
Purchase of securities available-for-sale	(2,174,041)	(1,552,126)	(1,562,639)
Sale of securities available-for-sale	2,097,174	1,576,686	1,504,664
Capital expenditures	(3,859,302)	(4,694,677)	(5,054,209)
Net cash (used in) provided by investing activities	(3,936,169)	(4,670,117)	(5,112,184)

Cash flows from financing activities:
Proceeds under lines-of-credit	16,110,235	15,744,398	17,523,521
Repayment of lines-of-credit	(17,072,100)	(17,360,309)	(17,089,935)
Debt issuance cost expense	(29,407)	(69,486)	(1,975)
Cash received from sale of stock	673,140	2,233,548	2,861,340
Dividends paid	(774,896)	(548,150)	(194,840)
Proceeds under short-term debt	-	750,000	-
Proceeds under long-term debt	3,952,296	1,150,732	1,010,965
Repayment of short-term debt	(500,000)	(500,000)	-
Repayment of long-term debt	(1,100,243)	(1,115,033)	(979,451)
Net cash (used in) provided by financing activities	1,259,025	285,700	3,129,625
Net (decrease) increase in cash	103,693	(108,014)	177,566

Cash and cash equivalents at beginning of period	69,552	177,566	0

Cash and cash equivalents at end of period	173,245	69,552	177,566

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	894,820	926,763	887,958
Income taxes	1,668,438	152,078	727,325
Non-cash investment activities-retirement of assets	198,302	225,506	289,637

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Corning Natural Gas Corporation (the Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (PSC) which has jurisdiction over and sets rates for New York State gas distribution companies. The Company's regulated operations meet the criteria and accordingly, follow the accounting and reporting of FASB ASC 980 "Regulated Operations". The Company's consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

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

(f) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property was 3.1% in 2011, 1.6% in 2010 and 2.1% in 2009. As of September 1, 2009, 100% of the fixed amount and 80% of the monthly volumetric charge due to line 13 (our pipeline connecting Marcellus production in Pennsylvania to the rest of our distribution system) were allocated to offset our costs of building the pipeline. As of fiscal year 2011, we are recognizing the revenue and increasing the accumulated depreciation and depreciation expense instead of offsetting plant. This increased the annual percentage rate in fiscal 2011 by 1.4%. At the time utility properties are retired, the original cost plus costs of removal less salvage are charged to accumulated depreciation.

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

(h) Marketable Securities

Marketable securities, which are intended to fund the Company's deferred compensation plan obligations, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders' equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss position, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management's analysis of available market research. In 2011, 2010 and 2009, the Company sold equity securities for gains (losses) included in earnings of $114,677, $57,988 and ($124,207) respectively.

The Company has determined the fair value of certain assets through application of FASB ASC 820 "Fair Value Measurements and Disclosures".

Fair value of assets and liabilities measured on a recurring basis at September 30, 2011 and 2010 are as follows:
Fair Value Measurements at Reporting Date Using:	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
September 30, 2011
Available-for-sale securities	$2,267,268	$2,267,268	$-	$-

September 30, 2010
Available-for-sale securities	$2,366,870	$2,366,870	$-	$-

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

A summary of the marketable securities at September 30, 2011, 2010 and 2009 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
2011
Cash and equivalents	$55,185	$-	$-	$55,185
MetLife stock value	51,185	-	-	51,185
Government and agency issues	149,975	586	-	150,561
Corporate bonds	560,606	3,727	-	564,333
Mutual funds	185,762	-	19,628	166,134
Equity securities	1,391,555	-	111,685	1,279,870
Total securities	$2,394,268	$4,313	$131,313	$2,267,268

2010
Cash and equivalents	$116,206	$-	$-	$116,206
MetLife stock value	51,185	-	-	51,185
Government and agency issues	100,000	923	-	100,923
Corporate bonds	593,861	21,678	-	615,539
Mutual funds	125,547	-	5,821	119,726
Equity securities	1,315,751	47,540	-	1,363,291
Total securities	$2,302,550	$70,141	$5,821	$2,366,870

2009
Cash and equivalents	$259,231	$-	$-	$259,231
MetLife stock value	51,185	-	-	51,185
Government and agency issues	50,000	329	-	50,329
Corporate bonds	531,435	12,980	-	544,415
Mutual funds	285,777	9,876	-	295,653
Equity securities	1,091,433	-	16,046	1,075,387
Total securities	$2,269,061	$23,185	$16,046	$2,276,200

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

(k) Dividends

On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock but limited pay outs to a percentage of earnings tied to the Company's debt/equity ratio. At its regular meeting on December 15, 2009, the Board of Directors approved an increase from $.12 a share to $.13 a share for shareholders of record on December 31, 2009, payable on January 15, 2010. At its regular meeting on February 5, 2010, the Board of Directors approved an increase in the quarterly dividend from $.13 a share to $.15 a share. After adjusting for the stock dividend paid in April 2011 (see third paragraph in this section below for additional information), dividends paid to shareholders of record were $.24 a share in 2009 and $.39 a share in 2010. At its regular meeting on December 14, 2010, the Board of Directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share and was paid on January 15, 2011 to shareholders of record as of December 31, 2010, and on April 15, 2011 for shareholders of record on March 31, 2011. The dividend rate of $.1725 reflects the pre-stock dividend rate (see third paragraph). The Board of Directors reviewed the quarterly dividend rate at its next regularly scheduled meeting on June 14, 2011 and adjusted the dividend rate to $.115. This dividend was paid on July 15, 2011 to shareholders of record on June 30, 2011 and on October 15, 2011 to shareholders of record on September 30, 2011.

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. As part of this program 761 shares were issued in 2009, 2,319 shares in 2010 and 3,975 shares in 2011. A total of 7,055 shares have been issued since the program started.

On March 21, 2011, the Company set April 1, 2011 as the record date for a one for two stock dividend on its outstanding common stock as authorized by the NYPSC in an order in Case 10-G-0647 dated March 17, 2011. Each shareholder of record as of close of business on the record date was paid one share of common stock for each two shares held by such holder on April 20, 2011. Due to this stock dividend, all computations of number of shares and earnings per share have been adjusted retroactively for prior periods to reflect the change in capital structure.

(l) Accounting for Impairment

The Financial Accounting Standards Board (FASB) ASC 360-10-15, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC 360-10-15 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2011, 2010, and 2009.

(m) New Accounting Pronouncements

In April 2010, FASB issued FASB ASU 2010-13, "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades". The standard amends ASC Topic 718-10, "Compensation-Stock Compensation". This clarifies the denomination and classification of employee share-based payment awards in the currency of a market in which a substantial portion of an entity's equity securities trades that differs from the functional currency of the employer entity or the payroll currency of the employee. This amendment is in effect for fiscal years beginning on or after December 15, 2010. The Company does not expect FASB ASC 718-10 to have a material effect on its consolidated financial statements.

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

(n) Revenue Taxes

The Company collects state revenue taxes. The amount included in Utility Operating Revenue and Taxes other than Federal Income Taxes was $134,398, $131,049 and $118,579 in 2011, 2010, and 2009 respectively.

(o) Stock Based Compensation

The Company accounts for stock based awards in accordance with FASB ASC 718 (formerly SFAS No. 123(R)). During fiscal 2010, the Company did not grant any options, but did award shares as compensation to our directors. On April 1, 2008, the board of directors agreed to increase the compensation for all board members from 50 shares of our restricted common stock for each quarter of service as a director to 150 shares of our restricted common stock for each quarter of service as a director. On December 15, 2009, the board of directors approved an increase in its compensation from 150 shares of our restricted common stock for each quarter of service to 250 restricted shares quarterly effective as of January 1, 2010. The shares awarded will become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors.On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 30, 2010. Since these shares are restricted, in recording compensation expense, the expense accrued is 25% less than the closing price of the stock on the day the stock was awarded. Management of the Company believes this discount is reasonable for thinly traded stock such as that of the Company. The Company did not discount the value of the stock paid to the directors who resigned from the board since those shares became unrestricted when held by a non-affiliate for at least six months. The directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company (see Note (k) for further information). On April 29, 2011, shares were issued for service for the quarters ended December 31, 2010 and March 31, 2011. Joseph Mirabito, William Mirabito and John Williamson III were paid 247 shares of common stock for the quarter ended December 31, 2010 because they served for a portion of that quarter. Information regarding shares of stock awarded to directors in fiscal 2011 is summarized below.

	Fees Earned or Paid	11/9/2010
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $14.99/Share)	($)	($)
3 Directors	-	750	11,243	11,243

	Fees Earned or Paid	11/9/2010
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $19.99/Share)	($)	($)
3 Former Directors	-	656	13,113	13,113

	Fees Earned or Paid	4/29/2011
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $12.75/Share)	($)	($)
6 Directors	-	4,116	52,479	52,479

(p) Earnings Per Share

Basic earnings per share are computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options and warrants. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options and warrants as determined using the Treasury Stock Method. Stock options and warrants that are antidilutive are excluded from the calculation of diluted earnings per common share. Warrants expired in August 2011 and were not a factor in the calculation for that year. For 2010, 55,899 warrants were excluded as antidilutive (after adjustment for the April 2011 stock dividend (see Note (k)).

(q) 311 Transportation Agreement /Compressor Station

On January 11, 2010, the Company entered into a contract (311 Transportation Agreement) with a local gas producer that provides for the building of a compressor station as well as the transfer of 6" pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On May 21, 2010, the 311 Transportation Agreement was revised to reflect a change in the projected gas delivery schedule and delivery volumes. The previously agreed to transportation rates did not change. The contract's maximum daily delivery quantity remained the same. The schedule for attaining the maximum daily delivery quantity was altered to accommodate the project's construction schedule. The Company bought the $11 million compressor station and $2.1 million pipeline from the local producer for two dollars. The local producer has the right to repurchase these facilities for two dollars in ten years. This transaction became effective on May 12, 2011, when the station began operations. Although the Company has $13.1 million in new plant, only two dollars was recognized in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. The Company has recognized the tax impact of this transaction in May 2011 as a deferred tax of approximately $1 million (the New York current tax liability) that will be recoverable from customers over the life of the agreement. The Company expects no federal tax liability related to this gift because of bonus depreciation rules for the current year. This is the largest project undertaken by the Company in its history and will provide direct access to interstate markets for locally produced gas. The project will improve management of gas supply and has the potential to lower gas costs for customers throughout the southern tier of the state. The Company expects this agreement to have a significant positive impact on its cash flow and also positively impact earnings.

(r) Collective Bargaining Agreement

We had 52 employees as of September 30, 2011 and 50 as of September 30, 2010. Of this total, 46% are union labor working under an agreement effective until April 2, 2012. Negotiations for the new contract have not yet started. The Company anticipates that negotiations will begin in the second fiscal quarter of 2012.

(s) Rights Offering

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

(t) Leatherstocking Gas Company, LLC

The Company, in a joint venture with Mirabito Holdings, Incorporated, formed a limited liability corporation (LLC) in November 2010 for the purpose of providing natural gas in areas of New York and Pennsylvania that currently do not have natural gas service. This new venture, Leatherstocking Gas Company, LLC, ("Leatherstocking") is currently moving forward on expansions to several areas in the northeast. The Company and Mirabito Holdings, Incorporated each owns 50% of the joint venture and each appoints three managers to operate the new company. The seventh manager is a neutral manager agreed to by the Company and Mirabito Holdings, Incorporated who is not an officer, director, shareholder or employee of either company. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Holdings, Incorporated; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. There are no significant financial transactions to report and therefore no amounts to consolidate at September 30, 2011. Leatherstocking has received a franchise from the Village of Sidney, New York, and is in the process of seeking another half dozen franchises. Leatherstocking has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. Leatherstocking received a franchise from the Town of Sidney on November 9, 2011. On November 23, 2011, Leatherstocking filed for several franchises in Susquehanna County, Pennsylvania. Leatherstocking received a new franchise area in Bainbridge, New York on December 13, 2011.

(u) Subsequent Events

From October 24, 2011 to October 27, 2011, and again from November 7, 2011 to November 9, 2011, the Company met with the NYPSC and other active parties in Case 11-G-0280 in Albany, New York, for settlement conferences. The purpose of the conferences was to settle some or all of the issues in the Company's pending rate case. The parties reached an agreement in principle and are now working on a detailed settlement document, as well as finalizing agreement on specific issues. A Ruling on Schedule by the ALJ's on December 1, 2011, calls for filing the final settlement agreement by January 13, 2012. Pursuant to NYPSC regulations governing the settlement process, no details regarding the settlement can be disclosed until the full document is publically filed.

Leatherstocking received a franchise from the Town of Sidney on November 9, 2011. On November 23, 2011, Leatherstocking filed for several franchises in Susquehanna County, Pennsylvania. Leatherstocking received a new franchise area in Bainbridge, New York on December 13, 2011.

On December 6, 2011, the Company and Mr. Barry signed an initial settlement agreement that terminated the two lawsuits. The Company views the outcome as favorable because it will allow the Company to reduce certain reserves and liabilities and it will end an expensive and distracting litigation. The Company anticipates a positive impact to net income during the first quarter of fiscal 2012 but does not have the necessary actuary data and other information at this time to know the exact effect.

(2) Major Customers

The Company has three major customers to which the Company delivers gas: Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results. Total revenue and deliveries to these customers were as follows:

	Deliveries		Revenue
	Mcf	% of Total	Amount	% of Total
Corning Incorporated
Year ended September 30, 2011	2,811,000	29	$1,263,000	6
Year ended September 30, 2010	2,596,000	29	$1,149,000	5
Year ended September 30, 2009	1,604,000	20	$690,000	3
NYSEG
Year ended September 30, 2011	3,374,000	35	$341,593	1
Year ended September 30, 2010	3,156,000	35	$335,000	1
Year ended September 30, 2009	2,804,000	35	$328,000	1
BEGWS
Year ended September 30, 2011	639,000	7	$2,037,000	9
Year ended September 30, 2010	623,000	7	$2,164,000	10
Year ended September 30, 2009	654,000	8	$2,955,000	12

Although Talisman Energy USA Incorporated is a significant customer, we do not deliver gas to it. Rather we receive gas from several of its gathering systems and wells, and transport its gas through our system. Therefore, it is excluded from this table.

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

As a regulated utility, the Company deferred certain costs for future recovery. In a purely competitive environment, such costs might have been currently expensed. Accordingly, if the Company's rate setting were changed from a cost-of-service approach and the Company were no longer allowed to defer these costs under FASB ASC 980 (formerly SFAS No. 71), certain of these assets might not be fully recoverable. However, the Company cannot predict the impact, if any, of competition and continues to operate in a cost-of-service based regulatory environment. Accordingly, the Company believes that accounting under FASB ASC 980 is still appropriate.

Below is a summary of the Company's regulatory assets as of September 30, 2011, 2010 and 2009:

	2011	2010	2009

Deferred Debits - accounting for income taxes
Deferred Regulatory costs	1,207,028	1,052,427	1,323,824
Deferred Unrecovered gas costs	536,648	1,093,029	869,273

Total Regulatory Assets	1,743,676	2,145,456	2,193,097

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

(4) Long-term Debt

The Company believes it is in compliance with all of our loan covenants as of September 30, 2011.

The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2011, 2010 and 2009:

	2011	2010	2009

Unsecured senior note - 7.9%, due serially with annual payments of $355,000 beginning on September 1, 2006 through 2016 and $795,000 due in 2017	$2,570,000	$2,925,000	$3,280,000
Term Loan - variable rate 1/2 point below prime, monthly
installments through August 2010	-	-	316,650
Note payable - 6.5% with monthly installments through 2013	5,050,408	5,487,679	5,821,654
Note payable - variable rate with 4.5% floor with monthly
installments through May 2015	928,249	1,018,363	-
M&T Bank - new truck loan	2,995	9,786	16,122
M&T Bank - excavator & radio equipment	6,066	17,285	27,686
M&T Bank - backhoe & skidsteer loader	21,835	46,493	69,353
M&T Bank - used truck loan	-	-	4,499
Community Bank - used trucks (5) loan	-	19,980	45,335
M&T Bank - used truck loan	6,854	8,902	10,813
M&T Bank - used truck loan	8,124	14,196	-
M&T Bank - vehicles loan	54,220	80,127	-
Note Payable - 5.76% with monthly installments through
November 2015	1,747,565	-	-
M&T Bank - used truck loan	9,252	-	-
Note Payable - variable rate with 4.25% floor, monthly
installments through November 2016	2,000,000	-	-
M&T Bank - new trucks loan	48,396	-	-
M&T Bank - used vehicle loan	11,089	-	-
M&T Bank - equipment loan	14,811	-	-
Total long-term debt	$12,479,864	$9,627,811	$9,592,112

Less current installments	945,063	971,417	918,696
Long-term debt less current installments	$11,534,801	$8,656,394	$8,673,416

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2011 are as follows:

2012	$945,063
2013	$996,437
2014	$1,018,345
2015	$1,052,491
2016 and thereafter	$8,467,527

The estimated interest payments on the above debts are as follows:

2012	$734,603
2013	$664,666
2014	$578,851
2015	$491,257
2016	$401,223

(5) Lines of Credit

The Company had a line of credit with Community Bank, N.A. to borrow up to $8 million on a short-term basis. In March 2010 and again in February 2011, we renewed our line of credit with a limit of $7 million. Under this agreement, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account (a trust to fund a deferred compensation plan for certain officers-see Note 7 to the Notes to Consolidated Financial Statements) up to the $7 million limit. Borrowings outstanding under this line were $4,178,784, $5,140,649 and $6,756,560 at September 30, 2011, 2010 and 2009, respectively. The maximum amount outstanding during the year ended September 30, 2011, 2010 and 2009 was $6,246,562, $7,437,118 and $6,877,870 respectively. September 3, 2009, due to market conditions, the interest rate formula was changed to the greater of 4% or 225 basis points above 30 days LIBOR. In February 2011, we negotiated the new rate formula as a fluctuating rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25%. The line of credit is payable on demand with an interest rate of 3.5% on September 30, 2011. As security for the Company's line of credit, collateral assignments have been executed which assign to Community Bank, N.A. various rights in the investment trust account. In addition, Community Bank, N.A. has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. The weighted average interest rates on outstanding borrowings during fiscal 2011, 2010 and 2009 were 3.78%, 4% and 2.98% respectively.

(6) Income Taxes

Income tax expense for the years ended September 30 is as follows:

	2011	2010	2009

Current	($54,139)	$1,114,034	($1,555,010)
Deferred	284,173	(140,722)	1,769,684
Total	$230,034	$973,312	$214,674

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 35% and state tax rate of 7.1% to income before income tax expense for 2009, and applying the federal tax rate of 34% and state tax rate of 7.1% for 2010 and 2011) as follows:

	2011	2010	2009
Expected federal tax expense	$536,813	$889,078	$310,436
State tax expense (net of federal)	112,099	185,660	62,974
Net operating loss carryforwards	(468,755)	(2,783)	(189,228)
Other, net	49,877	(98,643)	30,492

Actual tax expense	$230,034	$973,312	$214,674

Our effective tax rate for the period ending September 30, 2011 was 14.6% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision) due mainly to bonus depreciation on the Compressor Station, an asset not on the Company's Balance Sheet due to regulatory accounting (see Note (q) 311 Transportation Agreement/Compressor Station for more information). Our effective tax rate for the period ending September 30, 2010 was 37.2% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision) due to bonus depreciation and the adjustment back to a 34% federal provision for the prior fiscal year. Our effective tax rate for the period ending September 30, 2009 was 24.2% instead of the expected 42.1% (we were recognizing a 35% federal provision and 7.1% New York State provision) primarily due to bonus depreciation allowed this year. Taxes paid have also been affected by the amount of net operating loss (NOL) carryforward on both federal and state returns and have positively affected our effective tax rates.

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2011	2010	2009
Deferred income tax assets:
Unbilled revenue	$-	$42,187	$44,892
Deferred compensation reserve	810,617	900,339	989,804
Post-retirement benefit obligations	317,329	339,462	637,193
Comprehensive income	2,367,781	2,473,850	2,562,651
Estimated tax payments	1,332,039	26,888	-
Inventories	-	-	56,705
Prior period tax reconciliations (1)(2)(3)	687,570	468,078	1,183,158
Other	855,783	603,756	786,980

Total deferred income tax assets	6,371,119	4,854,560	6,261,383

Deferred income tax liabilities:
Property, plant and equipment, principally due to
differences in depreciation	2,591,119	2,561,750	2,585,440
Pension benefit obligations	1,290,001	1,057,256	1,244,973
Unbilled revenue	39,893	-	-
Inventories	60,795	64,277	-
Deferred rate expense and allocations	583,994	645,196	615,506
Deficiency of gas adjustment clause revenues billed	236,923	373,905	357,302
Other	407,875	542,465	376,358

Total deferred income tax liabilities	5,210,600	5,244,849	5,179,579

Net deferred income tax (assets) liabilities	($1,160,519)	$390,289	($1,081,804)

(1) In 2009, this amount is the total of $2,054,306 for tax depreciation (primarily bonus depreciation) less
$681,920 for deferred taxes and $189,228 for prior period accrued income taxes.

(2) In 2010, this amount is the total of $601,407 for tax depreciation less $133,329 for deferred taxes from prior period reconciliation.

(3) In 2011, this amount is the total of $224,073 for tax depreciation less $5,258 for deferred taxes plus $468,755 for prior period accrued income taxes.

The Company has net operating loss carry forwards available of approximately $12 million as of September 30, 2011 that begin to expire at the end of 2019.

(7) Pension and Other Post-retirement Benefit Plans

In 1997, the Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,216,083 (plus $51,185 in additional stock), $2,315,685 (plus $51,185 in additional stock) and $2,225,015 (plus $51,185 in additional stock) at September 30, 2011, 2010 and 2009, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $1,849,019, $1,938,106 and $2,020,773 at September 30, 2011, 2010 and 2009, respectively. The assets of the trust are available to general creditors in the event of insolvency.

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

In addition to the Company's defined benefit pension plans, the Company offers post-retirement benefits comprised of medical and life coverages to its employees who meet certain age and service criteria. Currently, the retirees under age 65 pay 60% of their health care premium until Medicare benefits commence at age 65. After age 65, Medicare supplemental coverage is offered with Company payment of the premium. For union participants who retire on or after September 2, 1992, the Company cost for post-retirement benefits is contractually limited and will not exceed $150 per month. This contract is in effect until April 2, 2012. The monthly benefit for all non-union employees, regardless of retirement date, shall not exceed $150. In addition, the Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Company's pension and post-retirement plan benefits as of September 30:

	Pension Benefits			Post-retirement Benefits
	2011	2010	2009	2011	2010	2009
Change in benefit obligations:
Benefit obligation at beginning of year	$15,199,060	$14,900,272	$12,481,252	$825,942	$1,513,523	$1,349,816
Service cost	333,060	333,425	336,356	13,819	26,229	49,846
Interest cost	776,058	797,680	1,014,783	41,920	48,987	110,153
Participant contributions	-	-	-	122,000	113,000	54,387
Actuarial (gain) loss	338,403	(75,605)	1,979,107	30,964	(431,212)	92,312
Benefits paid	(788,754)	(756,712)	(911,226)	(177,000)	(162,000)	(142,991)
Curtailments	-	-	-	-	(282,585)	-
Benefit obligation at end of year	15,857,827	15,199,060	14,900,272	857,645	825,942	1,513,523
Change in plan assets:
Fair value of plan assets at beginning of year	9,179,959	8,813,215	9,863,486	-	-	-
Actual return on plan assets	19,398	699,286	(668,862)	-	-	-
Company contributions	1,047,816	424,170	529,817	55,000	49,000	88,604
Participant contributions	-	-	-	122,000	113,000	54,387
Benefits paid	(788,754)	(756,712)	(911,226)	(177,000)	(162,000)	(142,991)
Fair value of plan assets at end of year	9,458,419	9,179,959	8,813,215	-	-	-
Funded status	(6,399,408)	(6,019,101)	(6,087,057)	(857,645)	(825,942)	(1,513,523)
Unrecognized net actuarial loss / (gain)	4,133,593	3,900,917	4,901,108	(293,680)	(360,716)	41,837
Unrecognized PSC adjustment	-	-	-	-	-	-
Unrecognized prior service cost	(60,598)	(77,403)	(94,208)	-	-	-
Unrecognized net transition asset (obligation)	-	-	-	(94,782)	(106,473)	165,680
Additional minimum liability	-	-	-	-	-	-
(Accrued) prepaid benefit cost	(2,205,217)	(2,040,781)	(1,091,741)	(1,246,107)	(1,293,131)	(1,306,006)
Accrued contribution	-	-	-	-	-	-

Amounts recognized in the Balance Sheets consist of:
(Accrued)/prepaid pension cost as of beginning of fiscal year	(2,040,781)	(1,091,741)	(662,355)	(1,293,131)	(1,306,006)	(1,167,419)
Pension (cost) income	(1,043,758)	(1,212,252)	(1,373,210)	(5,976)	(36,125)	(227,191)
Contributions	1,047,816	424,170	503,808	-	-	-
Change in receivable contribution	(168,494)	(160,958)	440,016	-	-	-
Net benefits paid	-	-	-	53,000	49,000	88,604
Change in additional minimum liability	-	-	-	-	-	-
(Accrued)/prepaid pension cost as of end of fiscal year	(2,205,217)	(2,040,781)	(1,091,741)	(1,246,107)	(1,293,131)	(1,306,006)
Weighted average assumptions used to determine benefit obligation at September 30,

Discount rate	5.00%	5.25%	5.50%
Expected return on assets	8.00%	8.00%	8.00%
Rate of compensation increase	2.00%	3.00%	4.50%
Measurement Date	10/1/2011	10/10/2010	10/1/2009

For measurement purposes, a 3.12% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2011. The rate is assumed to increase by 6.5% each year thereafter. A 1% increase in the actual health care cost trend would result in approximately a 4.1% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.1% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.6% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.6% decrease in the accumulated post-retirement benefit obligation.

	Pension Benefits			Post-retirement Benefits
	2011	2010	2009	2011	2010	2009

Components of net period benefit cost (benefit):
Service cost	333,060	333,425	269,085	13,819	26,229	39,256
Interest cost	776,058	797,680	811,826	41,920	48,987	88,729
Expected return on plan assets	(743,037)	(692,297)	(784,626)	-	-	-
Amortization of prior service	16,805	16,805	19,030	(11,691)	(10,432)	-
Amortization of transition obligation	-	-	-	-	-	43,320
Amortization of PSC adjustment	-	-	-	-	-	-
FAS88 recognition - loss on curtailment	-	-	-	-	-	-
Amortization of unrecognized actuarial loss (gain)	829,366	917,597	431,240	(36,072)	(28,659)	(3,743)
Net periodic benefit cost (benefit)	1,212,252	1,373,210	746,555	7,976	36,125	167,562

Amounts recognized in the balance sheet consists of:
Prepaid (accrued) benefit liability	(6,399,408)	(6,019,101)	(6,087,057)	(857,645)	(825,942)	(1,513,523)
Prior period adjustment	-	-	-	-	-	-
Regulatory adjustments	-	-	-	-	-	-
Change in receivable contribution	-	-	-	-	-	-
Net amount recognized at end of period	(6,399,408)	(6,019,101)	(6,087,057)	(857,645)	(825,942)	(1,513,523)

Weighted average assumptions used to determine net
period cost at September 30:
Discount rate	5.00%	5.25%	5.50%	5.00%	5.25%	5.50%
Expected return on assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
The estimated pension plan payments are as follows:

2012	$862,000
2013	$873,000
2014	$907,000
2015	$942,000
2016	$1,060,000

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

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Company's most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $1,285,000, $1,190,949 and $513,558 for the years ended September 30, 2011, 2010 and 2009 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal $661,786, $1,040,618 and $1,509,957 as of September 30, 2011, 2010 and 2009 respectively.

The NYPSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company's rate case filings and financial reporting period, a regulatory receivable (liability) of $172,354, $142,214 and $90,075 has been recognized at September 30, 2011, 2010 and 2009 respectively.

The Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the "Savings Plan"). All employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Company will match one-half of the participant's contribution up to a total of 50% of the participant's contribution up to a total of 6% of the participant's wages. The plan is subject to the federal limitation. The Company contribution to the plan was $75,963 in 2011, $66,969 in 2010 and $64,243 in 2009.

(8) Stock Options and Warrants

Stock Options

On November 5, 2007, the Board of Directors granted stock options totaling 75,000 shares. 25,000 of the stock options vested immediately and 25,000 additional options vested on each of the 1st and 2nd anniversary of the grant date. These options expired on the fourth anniversary of the grant date, November 5, 2011. On September 23, 2008, the Board of Directors approved performance based stock options totaling 19,000 shares to be vested on the 1st, 2nd and 3rd anniversaries of the grant date. The number of the options granted has been adjusted due to the stock dividend to 28,500 at a price of $11.33 per share and expire on September 23, 2013 (see Note (k) Dividends for additional information). No additional options were granted during 2009 and 2010. On December 14, 2010, the board of directors granted 9,000 compensatory stock options to certain of the Company's executive officers at an exercise price of $19.25 per share. These options have been adjusted to 13,500 shares at a price of $12.83, are exercisable on or after December 15, 2011 and expire on the fourth anniversary of the grant date. No other options were issued for fiscal 2011. The number of shares and exercise price of each of the option awards are shown in the next two tables.

Management has valued the 2010 options at their date of vesting and 2011 options at their grant date utilizing the Black-Scholes Option Pricing Model. The following weighted average assumptions were utilized in the fair value calculations for options granted:

	2010	2010	2011
	Options @	Options @	Options @
	$10.00	$11.33	$12.83
Expected dividend yield	2.74%	3.16%	3.53%
Expected stock price volatility	32.82%	36.23%	36.31%
Risk-free interest rate	4.00%	4.00%	4.00%
Expected life of options in years	0.00	2.00	4.25

A summary of all stock option activity and information related to all options outstanding follows:

	2010
	Stock Options
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at October 1, 2009	126,000	$10.30
Options granted	-
Options exercised during year ended September 30, 2010	36,000	$10.00	1.17years
Options canceled during year ended September 30, 2010	-
Outstanding at September 30, 2010	90,000	$10.42	1.75 years
Exercisable at September 30, 2010	82,500	$10.34	1.63 years

	2011
	Stock Options
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at October 1, 2010	90,000	$10.42
Options granted	13,500	$12.83	4.25 years
Options exercised during year ended September 30, 2011	23,500	$10.00	.17 years
Options canceled during year ended September 30, 2011	-
Outstanding at September 30, 2011	80,000	$10.95	1.51 years
Exercisable at September 30, 2011	66,500	$10.57	.95 years

Warrants

During the third quarter of 2007 we conducted a rights offering pursuant to a May 2006 order of the NYPSC that required us to conduct an equity offering and make various capital investments. The rights offering provided holders of our common stock with the right to purchase, at the price of $16.00, one "investment unit" for each share of common stock held. Each investment unit consisted of one share of common stock and one four-year warrant to purchase .7 shares of our common stock at a price of $19.00. The rights offering resulted in warrants being issued for 211,842 shares. On July 1, 2009, we amended the warrant agreement to reduce the exercise price of the warrants to $15.00 a share from July 6, 2009 to August 5, 2009. After August 5, 2009, the exercise price returned to $19.00 a share. During the month in which the exercise price was reduced, warrants to purchase 185,756 shares were exercised, comprising 87.7% of the outstanding warrants. We received $2,786,340 in connection with the warrant exercises in 2009 which was used to support our business plan. No warrants were exercised in 2010. During fiscal 2011, the remaining available warrants were adjusted for the stock dividend (see Note (k) - Dividends for more information) to 55,899. Of that amount, warrants to purchase 34,582 shares were exercised or 88.4% of the remaining warrants. The balance expired on August 17, 2011. We received $438,140 from warrant exercises in 2011 which we used to help fund capital projects.

	2011
	Warrants
			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Remaining	Exercise	Contractual
	Warrants	Price	Term
Outstanding at October 1, 2010	55,899	$12.67
Warrants granted	-
Warrants exercised during year ended September 30, 2011	49,403	$12.67
Warrants canceled during year ended September 30, 2011	6,496	$12.67
Outstanding at September 30, 2011	0

	2010
	Warrants
			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Remaining	Exercise	Contractual
	Warrants	Price	Term
Outstanding at October 1, 2009	55,899	$12.67
Warrants granted	-
Warrants exercised during year ended September 30, 2010	-
Warrants canceled during year ended September 30, 2010	-
Outstanding at September 30, 2010	55,899	$12.67	.92 years

(9) Commitments

The Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The Company maintains storage capacity of approximately 736,000 Dth. In 2011 we entered in to an asset management agreement with ConocoPhillips and purchased $2.8 million of gas by the end of September 2011 that was placed into storage. As a result of these actions, the Company anticipates that it will have sufficient gas to supply its customers for the 2011-2012 winter season.

The Company has secured the NYPSC required fixed price and storage gas supply for the winter season and is managing its gas storage and gas contracts to assure that the Company follows its gas supply and acquisition plan. The gas supply plan is a formal document that defines how we acquire natural gas to supply our customers. The plan is submitted to the NYPSC every year and adherence to the plan is a regulatory mandate. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve our, approximately 14,700 customers.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
SUMMARY OF FINANCIAL AND OPERATING STATISTICS
	2011	2010	2009	2008	2007
Total assets	$45,005,488	$41,491,639	$39,274,790	$33,786,320	$30,295,666
Long-term debt, less current installments	$11,534,801	$8,656,394	$8,673,416	$9,613,179	$8,295,585
Summary of earnings:
Utility operating revenue	$22,827,862	$22,445,300	$23,697,031	$25,783,329	$24,495,044
Total operating expenses and taxes	20,835,250	20,026,110	22,260,928	23,622,768	23,819,941
Net utility operating income	1,992,612	2,419,190	1,436,103	2,160,561	478,473
Other income	253,653	148,432	141,840	358,903	375,011
Interest expense-regulated	897,437	925,999	905,658	1,513,115	790,569
Net income (loss)	$1,348,828	$1,641,623	$672,285	$1,006,349	$259,545
Weighted average number of common shares outstanding	1,746,198	1,562,576	1,280,285	1,221,825	798,206
Earnings per common share	0.77	1.05	0.53	0.82	0.33
Dividends paid per common share	$0.46	$0.39	$0.24	$0.00	$0.00
Statistics (unaudited)-
Gas delivered (MMcf)
Residential	1,101	994	1,048	988	990
Commercial	228	203	241	223	235
Other utilities	300	287	317	305	291
Transportation deliveries	8,072	7,621	6,311	7,072	7,478
Total deliveries	9,701	9,105	7,917	8,588	8,994
Number of customers-end of period	14,647	14,520	14,458	14,368	14,253
Average Mcf use per residential customer	100	92	99	95	97
Average revenue per residential customer	$1,193.17	$1,188.07	$1,268.27	$1,377.99	$1,345.60
Number of degree days	8,136	7,429	8,139	7,436	7,212
Peak day deliveries (Mcf)	56,302	49,005	56,218	53,532	55,442
Miles of mains	418	414	413	410.6	406
Investment in gas plant (at cost)	$47,490,565	$43,767,615	$39,257,065	$34,395,538	$30,323,764
Stockholders' equity per share	8.19	7.95	6.20	6.43	9.01