Form 10-K/A
period 2011-09-30
CORNING NATURAL GAS CORP
filed 2011-12-29
CIK 24751

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

Number of shares of Common Stock outstanding as of the close of business on December 1, 2011: 1,823,967

Explanatory Note

Corning Natural Gas Corporation is filing this Amendment No. 1 (the "Amendment") on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the "Report") that was filed with the Securities and Exchange Commission on December 28, 2011, for the purpose of furnishing Exhibit 101 - Interactive Data File (XBRL Exhibit), which was not included with the original filing.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Report and does not modify or update in any way disclosures made in the Report except to furnish the exhibit described above that should have been attached to the original filing.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)
(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643
3.1**	The Company's Restated Certificate of Incorporation, (incorporated by reference to
Exhibit 3.1 of the Company's Current Report on Form 8-K dated September 26, 2007)
3.2**	Second Amended and Restated By-Laws of the Company (incorporated by reference to Annex D to the Company's Definitive Proxy Statement filed on April 24, 2007 with the Securities and Exchange Commission)
4.1**	The Company's Stock Plan (incorporated by reference to Annex A to the Company's
Definitive Proxy Statement filed on April 24, 2007 with the Securities and
Exchange Commission)
4.2**	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 of the Company's amendment to Registration Statement on Form S-3/A filed on July
12, 2007 with the Securities and Exchange Commission)
4.3**	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 of the
Company's amendment to Registration Statement on Form S-3/A filed on July 12,
2007 with the Securities and Exchange Commission)
4.4**	Warrant Agreement between the Company and Registrar and Transfer Company, as
Warrant Agent, dated as of July 13, 2007 (incorporated by reference to Exhibit 4.3 of the Company's amendment to Registration Statement on Form S-3/A filed on
July 12, 2007 with the Securities and Exchange Commission)
4.5**	Form of Subscription Rights Certificate (incorporated by reference to Appendix B of the Company's amendment to Registration Statement on Form S-1/A filed on
July 9, 2010 with the Securities and Exchange Commission)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated November 30, 2006)
10.2*	Consulting, Confidentiality, and Non-Competition Agreement dated November 30,
2006, between the Company and Thomas K. Barry (incorporated by reference to
Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 30, 2006)
10.3*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Thomas K. Barry (incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K dated August 14, 2006)
10.4*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K dated August 14, 2006)
10.5**	Agreement between the Company and Local 139, dated September 1, 1998
(incorporated by reference to the Company's Form 10-KSB for December 31, 1998)
10.6**	Service Agreement with CNG Transmission Corporation (incorporated by reference to the Corporation's Form 10-KSB for December 31, 1993)
10.7**	Sales Agreement with Bath Electric, Gas and Water (incorporated by reference to the Company's Form 10-KSB for December 31, 1989)
10.8**	Transportation Agreement between the Company and New York State Electric and
Gas Corporation (incorporated by reference to the Company's Form 10-KSB for December 31, 1992)
10.9**	Transportation Agreement between the Company and Corning Incorporated (incorporated by reference to the
Company's Form 10-KSB for December 31, 1992)
10.10**	Service Agreement with Columbia Gas Transmission Co. (incorporated by reference to the Company's Form 10-KSB for December 31, 1993)
10.11**	Commercial Line of Credit Agreement made by the Company to Community Bank N.A. dated
March 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 20, 2008)
10.12**	Commercial Line of Credit Agreement and Note made by the Company to Community Bank N.A.
dated March 19, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated March 20, 2008)
10.13**	Change in Terms Agreements made by the Company to Community Bank N.A. dated
October 22, 2007 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 20, 2008)
10.14**	Change in Terms Agreements made by the Company to Community Bank N.A. dated
March 19, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated March 20, 2008)
10.15**	Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated
May 7, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 7, 2008)
10.16**	LIBOR Term Note made by the Company in favor of Manufacturers and Traders Trust
Company dated May 7, 2008 (incorporated by reference to Exhibit 10.2 of the Company's
Current Report on Form 8-K dated May 7, 2008)
10.17**	Specific Security Agreement made by the Company and Manufacturers and Traders Trust
Company dated May 7, 2008 (incorporated by reference to Exhibit 10.3 of the Company's
Current Report on Form 8-K dated May 7, 2008)
10.18**	General Security Agreement made by the Company and Manufacturers and Traders Trust
Company dated May 7, 2008 (incorporated by reference to Exhibit 10.4 of the Company's
Current Report on Form 8-K dated May 7, 2008)
10.19**	Mortgage between the Company and Manufacturers and Traders Trust Company dated
May 7, 2008 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated May 7, 2008)
10.20**	Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated
October 16, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 16, 2008)
10.21**	Replacement Term Note of the Company in favor of Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated October 16, 2008)
10.22**	Demand Note made by the Company in favor of Manufacturers and Traders Trust Company dated October 27, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated October 27, 2008)
10.23**	Base Contract for Sale and Purchase of Natural Gas between the Company and Atmos Energy
Marketing, LLC dated July 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company's
Current Report on Form 10-Q/A dated May 12, 2009)
10.24**	Line of Credit Agreement between the Company and Community Bank, N.A. dated June 5, 2009
(incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
June 5, 2009)
10.25**	Commercial Line of Credit Agreement and Note between the Company and Community Bank, N.A.
dated June 5, 2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated June 5, 2009)
10.26**	Amended Warrant Agreement dated July 1, 2009 (incorporated by reference to Exhibit 10.1 of the
Company's Current Report on Form 8-K dated July 1, 2009)
10.27*	First Amendment to Employment Agreement between Michael I. German and the Company dated
December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q dated August 12, 2009)
10.28**	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's
Current Report on Form 10-Q dated August 12, 2009)
10.29**	Line of Credit Agreement between the Company and Community Bank, N.A. dated September 30,
2009 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
September 30, 2009)
10.30**	First Amendment to Note Agreements between the Company and Great West Life & Annuity
Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.1 of the
Company's Current Report on Form 8-K dated January 6, 2010)
10.31**	Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West Life & Annuity Insurance Company dated December 1,
2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
January 6, 2010)
10.32**	Amendment to Credit Agreement between the Company and Manufacturers and Traders Trust Company
dated March 4, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on
Form 8-K dated March 8, 2010)
10.33**	Replacement Term Note of the Company in favor of Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated March 8, 2010)
10.34**	Letter of Commitment by and between the Company and Community Bank, N.A. with respect to a line of credit dated March 11, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated March 30, 2008)
10.35**	Line of Credit Agreement between the Company and Community Bank, N.A. dated March 30, 2010
(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
March 30, 2010)
10.36**	Commercial Line of Credit Agreement and Note and Commercial Security Agreement between the
Company and Community Bank, N.A. dated March 30, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 30, 2010)
10.37**	Letter of Commitment by and between the Company and Community Bank, N.A. with respect to a term loan dated March 11, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated May 7, 2010)
10.38**	Term Loan Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.39**	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.40**	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.41**	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.42**	Commitment Letter between the Company and Manufacturers and Traders Trust Company dated
May 10, 2010 (incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 10-Q
dated May 12, 2010)
10.43**	Negotiated 311 Gas Transportation Agreement between the Company and Talisman Energy USA, Inc.
dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 21, 2010)
10.44**	Disclosure regarding Promissory Note between the Company and Five Star Bank dated September 27, 2010
(incorporated by reference to Item 7.01 on the Company's Current Report on Form 8-K dated August 27, 2010)
10.45**	Letter of Commitment between the Company and Manufacturers and Traders Trust Company dated June 16,
2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
October 27, 2010)
10.46**	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.47**	General Security Agreement made by the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.48**	Specific Security Agreement made by the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.49**	Credit Agreement made by the Company and Manufacturers and Traders Trust Company dated
October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.50**	Letter of Commitment between the Company and Community Bank N.A dated February 16, 2011
(Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 28, 2011)
10.51**	Letter of Credit Agreement between the Company and Community Bank N.A dated February 16, 2011
(Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 28, 2011)
10.52**	Change in Terms Agreement between the Company and Community Bank N.A. dated March 10, 2011
(Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 10, 2011)
10.53**	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company
dated July 14, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K
dated July 14, 2011)
10.54**	Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company
dated July 14, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
July 14, 2011)
10.55**	Promissory Note between the Company and Five Star Bank dated September 1, 2011
101****	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period
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
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009
(v) related notes to the Condensed Consolidated financial Statements
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
21**	Subsidiary of Company
31.1***	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2***	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1****	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*Indicates management contract or compensatory plan or arrangement

**Previously filed with Corning Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission on December 29, 2011.

***Filed herewith

****Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

Date: December 29, 2011 By:	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2011	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 29, 2011	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 29, 2011	/s/ Henry B. Cook
Henry B. Cook, Chairman of the Board of Directors

Date: December 29, 2011	/s/ Ted W. Gibson
Ted W. Gibson, Director

Date: December 29, 2011	/s/ Joseph P. Mirabito
Joseph P. Mirabito, Director

Date: December 29, 2011	/s/ William Mirabito
William Mirabito, Director

Date: December 29, 2011	/s/ George J. Welch
George J. Welch, Director

Date: December 29, 2011	/s/ John B. Williamson III
John B. Williamson III, Director