Form 10-K/A
period 2011-09-30
CORNING NATURAL GAS CORP
filed 2012-01-27
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

[ _]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [X]No [ _]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [ _]No [X]

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X]No [ _]

Indicate by check mark if disclosure of delinquent filers pursuant to Item405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [ _]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
LargeacceleratedFiler [ _]	AcceleratedFiler[ _]

Non-AcceleratedFiler [ _]	SmallerReportingCompany[X]

Indicate by check mark whether the registrant is a shell company.Yes [ _]No [X]

The aggregate market value of the 1,106,068 shares of the Common Stock held by non-affiliates of the Registrant at the $14.83 average of bid and asked prices as of the last business day of registrant's most recently completed second fiscal quarter, March 31, 2011 was $16,358,498.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2011 - 1,823,967

Explanation of Amendment

Corning Natural Gas Corporation is filing this Form 10-K/A as Amendment No. 2 (the "Amendment") to its Annual Report on Form 10-K for the year ended September 30, 2011 (the "Annual Report") that was filed with the Securities and Exchange Commission on December 28, 2011 and amended on December 29, 2011 for the purpose of including the following portions of Corning's Annual Report:

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Item 14 - Principal Accountant Fees and Services

Item 15 - Exhibits and Financial Statement Schedules

Except as described above, no other amendments are being made to the Annual Report.This Amendment does not reflect events occurring after the September 30, 2011 year end except as expressly set forth in the December 28, 2011 filing of the Annual Report, in the December 29, 2011 filing of Amendment No. 1 to the Annual Report or herein, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

Board of Directors.The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below

Name	Age	Position	Director Since

Henry B. Cook, Jr.	64	Chairman of the Board and Director	2007
Michael I. German	61	Chief Executive Officer, President and Director	2006
Ted W. Gibson	69	Director	2006
Joseph P. Mirabito	53	Director	2010
William Mirabito	51	Director	2010
GeorgeJ. Welch	66	Director	2007
John B. Williamson III	57	Director	2010

Page 2.

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director since May 2007.He is the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, an importer of heavy duty truck parts.He is not related to Matthew J. Cook, our vice president - operations.

Michael I. German has served as our chief executive officer, president and director since December 2006. Prior to joining Corning, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts.From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly-held energy services and delivery company, including president of several utilities. Mr. German is a board member of Pennichuck Corporation, American Gas Association, the Northeast Gas Association and several non-profit organizations.

Ted W. Gibson has been a director since November 2006.He serves as the chief executive officer of Classic City Mechanical, an underground utility business.Mr. Gibson is also a corrosion specialist in the National Association of Corrosion Engineers and a graduate of the Georgia Institute of Technology - Mechanical Engineer.Mr. Gibson previously served as a United States Marine Corps Captain, and is a Vietnam veteran. He is also an inspector for the Nevada State Boxing Commission.

Joseph P. Mirabito has been a director since November 2010. He was president of Mirabito Fuel Group from 1986 to 1998. He has also served as president of Granite Capital Holdings, Inc. from 1998 to 2009 and chief executive officer of Mirabito Holdings, Inc. since 2009. He serves as on several professional and civic boards in the central New York region.

William Mirabito has served as a director since November 2010. He is currently president of Mang Insurance Agency and vice president of Mirabito Holdings, Inc. He is also the chairperson of the audit committee for Mirabito Holdings, Inc. In addition to serving as a board member of the Fox Hospital in Oneonta, NY, he also serves on its finance committee. He is also a board member of the Oneonta City School district and the State University of Oneonta Foundation.

George J. Welch has served as a director since May 2007. He is a partner in the law firm of Welch & Zink in Corning, New York.Mr. Welch's practice concentrates on business transactions and real estate. He is currently an active director and member of many regional organizations, including a local economic development organization, a community foundation and PaneLogic, Inc., a provider of control system integration services.

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

Executive Officers.The names, ages, positions and certain other information concerning our current executive officers and significant employees are set forth below.

Name	Age	Position

Michael I. German*	61	Chief Executive Officer, President and Director
Firouzeh Sarhangi	53	Chief Financial Officer and Treasurer
Stanley G. Sleve	62	Vice President- Administration and Corporate Secretary
Matthew J. Cook	50	Vice President - Operations
Russell S. Miller	49	Vice President - Gas Supply and Marketing

* Biographical information for Mr. German can be found under "Board of Directors."

Firouzeh Sarhangiwas appointed as chief financial officer and treasurer of Corning in 2006. From February 2004 until her appointment as CFO, she served as vice president - finance of Corning.Previously, she was president of Corning's Tax Center International (TCI) subsidiary, a company she founded and operated until Corning purchased TCI in 1998. Ms. Sarhangi has twenty-five years of public accounting experience.\

Page 3.

Stanley G. Sleve joined the company and has served as vice president since 1998. He has served as Corporate Secretary since 2006 and as vice president of administration since 2005. Mr. Sleve oversees corporate operations including customer service, facilities management, human resources, information technology and community relations. Mr. Sleve serves as chairperson of the board of directors of the Corning Area Chamber of Commerce and is a member of the Executive Committee and the Government Affairs Committee. He also serves on the Chemung County Chamber of Commerce Public Affairs Committee.

Matthew J. Cook joined Corning in February 2008 as vice president - operations. Mr. Cook has 15 years ofnatural gas utility experience.From 2000 until joining Corning, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various positions including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer for New York State Electric and Gas.He is not related to our director, Henry B. Cook, Jr.

Russell S. Miller rejoined Corning as our director of gas supply and marketing in June 2008 and was appointed as vice president - gas supply and marketing, in December 2009. From 1987 through 2004 he was employed by us in various positions including vice president - operations, gas supply manager and mapping technician. From 2006 until rejoining Corning, he was employed by IBM, as energy distribution manager where he managed a team of energy buyers.From 2004 through 2006, he was employed as an industrial account manager for Sprague Energy Corp. located in Portsmouth, New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance.Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file.Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all Section 16(a) filing requirements were met in the last fiscal year.

Code of Business Conduct and Ethics.Corning has a Code of Business Conduct and Ethics that applies to all employees, including our chief executive officer and our chief financial officer, who also serves as our principal accounting officer.This code is available on our website at www.corninggas.com.Any amendments or waivers to the code that apply to our chief executive officer or chief financial officer will be promptly disclosed to our shareholders by posting that information on our website.

Audit Committee Report.Corning has a separately designated standing audit committee. In accordance with its written charter that was approved and adopted by our board, our audit committee assists the board in fulfilling its responsibility of overseeing the quality and integrity of our accounting, auditing and financial reporting practices.A copy of the audit committee charter is available on our website at www.corninggas.com.The audit committee is directly responsible for the appointment of Corning's independent public accounting firm and is charged with reviewing and approving all services performed for us by the independent accounting firm and for reviewing the accounting firm's fees.The audit committee reviews the independent accounting firm's internal quality control procedures, reviews all relationships between the independent accounting firm and Corning in order to assess the accounting firm's independence, and monitors compliance with our policy regarding non-audit services, if any, rendered by the independent accounting firm.In addition, the audit committee ensures the regular rotation of the lead audit partner and concurring partner.The audit committee reviews management's programs to monitor compliance with our policies on business ethics and risk management.

The audit committee is currently comprised of Mr. Williamson, the committee's chairman, Mr. Cook and Mr. William Mirabito. Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with Corning. The committee met four times in the last fiscal year.Mr. Williamson, Mr. Cook and Mr. Mirabito are "independent directors" as defined in the New York Stock Exchange listing standards.In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Williamson meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as the chief executive officer of RGC Resources, Inc., a publicly-held company. The audit committee reviews and reassesses its charter as needed from time to time and will obtain the approval of the board for any proposed changes to its charter.

The audit committee oversees management's implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure.In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the audited financial statements with management and EFP Rotenberg LLP, our independent accounting firm.The audit committee also discussed with EFP Rotenberg LLP the matters required by Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committee."The audit committee reviewed with EFP Rotenberg LLP, which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

Page 4.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from our independent accounting firm a formal written statement describing all relationships between the independent accounting firm and us that might bear on the accounting firm's independence consistent with the requirements of the Public Company Accounting Oversight Board and discussed with the accounting firm any relationships that may impact its objectivity and independence.In considering the accounting firm's independence, the audit committee also considered whether the non-audit services performed by the accounting firm on our behalf were compatible with maintaining the independence of the accounting firm.

In reliance upon (1) the audit committee's reviews and discussions with management and EFP Rotenberg, LLP, (2) management's assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from EFP Rotenberg LLP dated December 28, 2011, stating that the Corning's financial statements for the year ended September 30, 2011 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, for filing with the SEC.

Audit Committee

JOHN B. WILLIAMSON III, CHAIRMAN

HENRY B. COOK, JR.

WILLIAM MIRABITO

ITEM 11.Executive Compensation

Compensation Committee Our compensation committee is comprised of Mr. Joseph Mirabito, the committee's chairman, Mr. Gibson and Mr. Williamson. The committee met twice last fiscal year to recommend salaries and report those recommendations to the full board for approval.

Compensation Committee Interlocks and Insider Participation No officers or employee of the Company served on the compensation committee. Mr. German meets with the compensation committee at their request and makes recommendations with respect to the compensation of other officers. Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with Corning. There are no interlocks between our compensation committee and officers and those of any other company.

Summary Compensation Table.The following table summarizes the compensation paid by us to our chief executive officer, chief financial officer, and our most highly compensated executive officers.
					Change in
					Pension
					Value and
					Nonqualified
				Option	Deferred	All Other
Name and				Awards	Compensation	Compensation(1)	Total
Principal Position	Year	Salary ($)	Bonus ($)	($)	Earnings ($)	($)	($)

Michael I. German, President and Chief	2011	165,000	-	-	40,564	5,611	211,175
Executive Officer	2010	165,501	-	-	32,458	5,420	203,379
Firouzeh Sarhangi, Chief Financial Officerand	2011	121,423	7,140	-	21,786	3,442	153,791
Treasurer	2010	118,721	6,000	-	18,106	3,604	146,431
Stanley G. Sleve, Vice President - Administration	2011	108,519	6,390	-	33,745	3,447	152,102
and Corporate Secretary	2010	106,180	5,500	-	29,942	2,313	143,935
Matthew Cook, Vice President - Operations	2011	113,635	7,040	-	11,864	3,409	135,948
	2010	108,538	7,000	-	9,545	3,339	128,422
Russell Miller, Vice President - Gas Supply	2011	103,231	6,000	-	26,031	3,097	138,359
and Marketing	2010	98,500	6,500	-	27,680	3,035	135,715

(1) The amounts reported include 401(k) matching contributions by Corning in fiscal 2011 of $4,950 for Mr. German, $3,442 for Ms. Sarhangi, $3,447 for Mr. Sleve, $3,409 for Mr. Cook and $3,097 for Mr. Miller and in 2010, $4,760 for Mr. German, $3,604 for Ms. Sarhangi, $2,313 for Mr. Sleve, $3,339 for Mr. Cook and $3,035 for Mr. Miller.

Page 5.

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

Corning Natural Gas Corporation Employees Savings Plan.All employees of Corning who work for more than 1,000 hours per year and who have completed one year of service may enroll in the savings plan at the beginning of each calendar quarter. Under the savings plan, participants may contribute up to 50% of their wages. Corning matches one-half of the participant's contributions up to a total of 3% of the participant's wages.Matching contributions vest in the participants' accounts at a rate of 20% per year and become fully vested after five years. All participants may select one of ten investment plans, or a combination thereof, for their account. Distribution of amounts accumulated under the savings plan occurs upon the termination of employment or death of the participant.The savings plan also contains loan and hardship withdrawal provisions.

Pension Plan.We maintain a defined benefit pension plan,the Retirement Plan for Salaried and Non-Union Employees of Corning Natural Gas Corporation, that covers substantially all of our employees.We make annual contributions to the plan equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974.The benefit payable under the pension plan is calculated based upon the employee's average salary for the four years immediately preceding his retirement.As defined in the plan, the normal retirement age is 62. The compensation covered by the pension plan includes only base salary, identified in the summary compensation table as "salary."

Outstanding Equity Awards at Fiscal Year End.

The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of the end of the past fiscal year.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	Exercisable	Unexercisable	Exercise Price	Expiration
Name	(#)	(#)	($)	Date

Michael I. German	22,500	-	11.33	9/23/2013	(1)
	38,000	-	10.00	11/5/2011	(2)
		7,500	12.83	12/14/2015	(4)
Firouzeh Sarhangi	1,500	-	11.33	9/23/2013	(3)
		1,500	12.83	12/14/2015	(4)
Stanley G. Sleve	1,500		11.33	9/23/2013	(3)
		1,500	12.83	12/14/2015	(4)
Matthew Cook	1,500	-	11.33	9/23/2013	(3)
		1,500	12.83	12/14/2015	(4)
Russell Miller	1,500	-	11.33	9/23/2013	(3)
		1,500	12.83	12/14/2015	(4)

Page 6.

(1) The options are exercisable as follows: 1/3 of the shares on 9/23/2009; 1/3 of the shares on 9/23/2010; and 1/3 of the shares on 9/23/2011.

(2) The options are exercisable as follows: 1/3 of the shares on 11/5/2007; 1/3 of the shares on 11/5/2008; and 1/3 of the shares on 11/5/2009.

(3) The options are exercisable on 9/23/2009.

(4) The options are exercisable on 12/15/2011.

Director Compensation.On December 15, 2009, the board of directors agreed to increase the compensation for all board members from 150 shares of our restricted common stock for each quarter of service as a director to 250 shares of our restricted common stock for each quarter of service as a director.The shares awarded become unrestricted upon a director leaving the board.Directors who also serve as officers of Corning are not compensated for their service as directors.The directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company. In fiscal 2011, directorsreceived compensatory shares for service from July 2010 through March 2011.Since these shares are restricted, we have discounted the value of these shares at a rate of 25% less than the closing price of the stock on the day awarded. On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 2010 and on April 29, 2011, shares were issued for service for the quarters ended December 31, 2010 and March 31, 2011. Directors have not yetreceived compensatory shares for service after March 2011. Information regarding shares of restricted stock awarded to directors in the fiscal year ended September 30, 2011, is summarized below, at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718 (formerly SFAS No. 123(R)).

	Fees Earned or		All Other
	Paid in Cash	Stock Awards	Compensation	Total
Name	($)	($)	($)	($)

Henry B. Cook, Jr.	-	13,310	-	13,310
Ted W. Gibson	-	13,310	-	13,310
Joseph P. Mirabito	-	7,931	-	7,931
William Mirabito	-	7,931	-	7,931
George J. Welch	-	13,310	-	13,310
John B. Williamson III	-	7,931	-	7,931

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management.The following table sets forth, as of January 20, 2012, information regarding the beneficial ownership of our common stock, by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group.

Page 7.
	Common Stock	Right to
Names and Address(1)(2)	Shares	Acquire(3)	Total	Percentage

The Gabelli Group(4)	391,841	-	391,841	21.47%
One Corporate Center
Rye, NY 10580
Michael I. German(5)	375,594	30,000	405,594	22.22%
Mirabito Holdings, Inc.(6)	164,823	-	164,823	9.03%
49 Court Street, PO Box 5306
Binghamton, NY 13901
Mitchell Partners, L.P.(7)	120,421	-	120,421	6.60%
3187-D Airway Avenue
Costa Mesa, CA 92626
Ted W. Gibson(8)	83,119		83,119	4.55%
Henry B. Cook, Jr.(9)	18,742	-	18,742	1.03%
Firouzeh Sarhangi(10)	11,530	5,500	17,030	*
GeorgeJ. Welch(11)	11,022	-	11,022	*
Stanley G. Sleve(12)	6,147	3,000	9,147	*
Joseph P. Mirabito(13)	1777	-	1777	*
William Mirabito(14)	622	-	622	*
John B, Williamson III15)	2,122	-	2,122	*
Russell Miller(16)	106	3,000	3,106	*
Matthew Cook(17)	-	3,000	3,000	*
All directors, director nominees
and executive officers as a group
(10 individuals)	578,357	44,500	622,857	34.13%

* Less than 1 percent

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Corporation, 330 West William Street, Corning, New York 14830.

(3)	Shares of common stock the beneficial owner has the right to acquire through stock options or warrants that are or will become exercisable within 60 days.

(4)

Includes 311,335 shares of common stock held by Gabelli Funds, LLC and 80,506 shares held by Teton Advisors, Inc.Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it.Based solely on information in Amendment No. 12 to Schedule 13D filed with the SEC on December 28, 2011.

(5)

Includes (a) 7,660 shares of common stock owned by Mr. German's son which Mr. German disclaims beneficial ownership except to the extent of his pecuniary interest therein, (b) 30,000 options to purchase common stock and (c) 4,738 shares of common stock acquired through the Company's Dividend Reinvestment Program.

(6)

Mr. Joseph Mirabito holds a 20% ownership interest in the corporation and could report an additional 32,964 shares of beneficial ownership. Mr. William Mirabito holds a 21% ownership interest in the corporation and could report an additional 34,612 shares of beneficial ownership. Based solely on information in Amendment No. 1 to Schedule 13G filed with the SEC on September 13, 2010 and the Form 4's filed with the SEC on May 10, 2011.

(7)	Based solely on information in Amendment 3 to the Schedule 13G filed with the SEC on December 31, 2010, adjusted for the 1 for 2 stock dividend in April 2011.

(8)	Includes 3,900 shares of restricted stock.

(9)	Includes 3,825 shares of restricted stock and 244 shares of common stock acquired through the Company's Dividend Reinvestment Program.

(10)	Includes options to purchase 3,000 shares of common stock and 283 shares of common stock acquired through the Company's Dividend Reinvestment Program.

(11)

Includes 3,750 shares of restricted stock and 244 shares of common stock acquired through the Company's Dividend Reinvestment Program.6,819 shares of common stock are beneficially owned by Vincent J. Welch Trust, of which Mr. Welch is one of three trustees having voting and investment powers.

(12)	Includes options to purchase 3,000 shares of common stock and 235 shares of common stock acquired through the Company's Dividend Reinvestment Program.

Page 8.

(13)	Includes 622 shares of restricted stock. Also, please see Note (6) regarding additional shares of beneficially owned common stock.

(14)	Includes 622 shares of restricted stock. Also, please see Note (6) regarding additional shares of beneficially owned common stock.
(15)	Includes 622 shares of restricted stock.
(16)

Includes (a) options to purchase 3,000 shares of common stock, (b) 45 shares owned by Mr. Miller's wife and (c) 7 shares of common stock acquired through the Company's Dividend Reinvestment Program. Mr. Miller disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(17)	Includes options to purchase 3,000 shares of common stock.

Equity Compensation Plan Information.The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of 121,432 shares of our common stock.Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically increase to the number of shares equal to 15% of the shares outstanding. On the date of the annual meeting, April 19, 2011, the total maximum number of shares available for issuance increased to 261,468 after adjustment for the April 20, 2011, one for two stock dividend. As of September 30, 2011, there were 80,000 options outstanding and the maximum number of shares available for future grants under the plan was 181,468.

Number of
Securities
Remaining available
	Number of		for future issuance
	securities		Under equity
	to be issued upon	Weighted-average	Compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	Reflected in the
Plan category	warrants and rights	warrants and rights	First column)

Equity compensation plans approved	80,000	$10.95	181,468
by security holders

Equity compensation plans not approved	-	-	-
by security holders

Total	80,000	$10.95	181,468

ITEM 13.Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. Corning Natural Gas Corporation, in a 50/50 joint venture with Mirabito Holdings, Incorporated, formed Leatherstocking Gas Company LLC (a limited liability corporation) in November 2010. Mr. Joseph P. Mirabito and Mr. William Mirabito are officers, directors and are 20% and 21% shareholders, respectively of Mirabito Holdings, Incorporated. They are also on the board of Leatherstocking Gas Company, LLC. The Company and Mirabito Holdings, Incorporated, invested $10,000 each in fiscal 2011 into Leatherstocking Gas Company, LLC. The Company paid a total of $7,000 to Mr. Welch for services during the fiscal year ended September 30, 2011. There were no contracts awarded or money paid to Classic City Mechanical in the last fiscal year. Mr. Gibson is the chief operating officer of this company.

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

Page 9.

ITEM 14.Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for the fiscal years ended September 30, 2011 and 2010, by our independent registered public accounting firm, EFP Rotenberg LLP, Certified Public Accountants of Rochester, New York.

	2011	2010
Audit Fees	$ 86,500	$ 85,500
Audit-Related Fees	$ -	$ -
Tax Fees	$ 18,000	$ 18,000
All Other Fees	$ 6,700	$ 9,000
Total	$ 111,200	$ 112,500

Audit Fees. These are fees for professional services rendered by EFP Rotenberg LLP for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. There were no fees billed by EFP Rotenberg LLP for audit-related fees for the fiscal years ended September 30, 2011 and 2010.

Tax Fees. These are fees for professional services rendered by EFP Rotenberg LLP with respect to tax compliance, tax advice and tax planning.These services include the review of tax returns and consulting on tax planning matters.

All Other Fees. These are fees for the audit of our pension plan and the review of our internal controls and corporate governance.There were no fees billed by EFP Rotenberg LLP for other services not described above for the fiscal years ended September 30, 2011 and 2010.

The audit committee authorized the payment by us of the fees billed to us by EFP Rotenberg LLP in fiscal 2011 and 2010.The decision to engage EFP Rotenberg LLP was approved by the audit committee.The audit committee has considered whether the provision of non-audit services is compatible with maintaining EFP Rotenberg LLP independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2011 and 2010, EFP Rotenberg LLP had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

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
Warrant Agent, dated as of July 13, 2007 (incorporated by reference to Exhibit 4.3 of the Company's amendment to Registration Statement on Form S-3/A filed on
July 12, 2007 with the Securities and Exchange Commission)
Page 10.
4.5**	Form of Subscription Rights Certificate (incorporated by reference to Appendix B of the Company's amendment to Registration Statement on Form S-1/A filed on
July 9, 2010 with the Securities and Exchange Commission)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated November 30, 2006)
10.2*	Consulting, Confidentiality, and Non-Competition Agreement dated November 30,
2006, between the Company and Thomas K. Barry (incorporated by reference to
Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 30, 2006)
10.3*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Thomas K. Barry (incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K dated August 14, 2006)
10.4*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K dated August 14, 2006)
10.5**	Agreement between the Company and Local 139, dated September 1, 1998
(incorporated by reference to the Company's Form 10-KSB for December 31, 1998)
10.6**	Service Agreement with CNG Transmission Corporation (incorporated by reference to the Corporation's Form 10-KSB for December 31, 1993)
10.7**	Sales Agreement with Bath Electric, Gas and Water (incorporated by reference to the Company's Form 10-KSB for December 31, 1989)
10.8**	Transportation Agreement between the Company and New York State Electric and
Gas Corporation (incorporated by reference to the Company's Form 10-KSB for December 31, 1992)
10.9**	Transportation Agreement between the Company and Corning Incorporated (incorporated by reference to the
Company's Form 10-KSB for December 31, 1992)
10.10**	Service Agreement with Columbia Gas Transmission Co. (incorporated by reference to the Company's Form 10-KSB for December 31, 1993)
10.11**	Commercial Line of Credit Agreement made by the Company to Community Bank N.A. dated
March 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 20, 2008)
10.12**	Commercial Line of Credit Agreement and Note made by the Company to Community Bank N.A.
dated March 19, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated March 20, 2008)
10.13**	Change in Terms Agreements made by the Company to Community Bank N.A. dated
October 22, 2007 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 20, 2008)
10.14**	Change in Terms Agreements made by the Company to Community Bank N.A. dated
March 19, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated March 20, 2008)
10.15**	Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated
May 7, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 7, 2008)
10.16**	LIBOR Term Note made by the Company in favor of Manufacturers and Traders Trust
Company dated May 7, 2008 (incorporated by reference to Exhibit 10.2 of the Company's
Current Report on Form 8-K dated May 7, 2008)
10.17**	Specific Security Agreement made by the Company and Manufacturers and Traders Trust
Company dated May 7, 2008 (incorporated by reference to Exhibit 10.3 of the Company's
Current Report on Form 8-K dated May 7, 2008)
Page 11.
10.18**	General Security Agreement made by the Company and Manufacturers and Traders Trust
Company dated May 7, 2008 (incorporated by reference to Exhibit 10.4 of the Company's
Current Report on Form 8-K dated May 7, 2008)
10.19**	Mortgage between the Company and Manufacturers and Traders Trust Company dated
May 7, 2008 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated May 7, 2008)
10.20**	Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated
October 16, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 16, 2008)
10.21**	Replacement Term Note of the Company in favor of Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated October 16, 2008)
10.22**	Demand Note made by the Company in favor of Manufacturers and Traders Trust Company dated October 27, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated October 27, 2008)
10.23**	Base Contract for Sale and Purchase of Natural Gas between the Company and Atmos Energy
Marketing, LLC dated July 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company's
Current Report on Form 10-Q/A dated May 12, 2009)
10.24**	Line of Credit Agreement between the Company and Community Bank, N.A. dated June 5, 2009
(incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
June 5, 2009)
10.25**	Commercial Line of Credit Agreement and Note between the Company and Community Bank, N.A.
dated June 5, 2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated June 5, 2009)
10.26**	Amended Warrant Agreement dated July 1, 2009 (incorporated by reference to Exhibit 10.1 of the
Company's Current Report on Form 8-K dated July 1, 2009)
10.27*	First Amendment to Employment Agreement between Michael I. German and the Company dated
December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q dated August 12, 2009)
10.28**	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's
Current Report on Form 10-Q dated August 12, 2009)
10.29**	Line of Credit Agreement between the Company and Community Bank, N.A. dated September 30,
2009 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
September 30, 2009)
10.30**	First Amendment to Note Agreements between the Company and Great West Life & Annuity
Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.1 of the
Company's Current Report on Form 8-K dated January 6, 2010)
10.31**	Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West Life & Annuity Insurance Company dated December 1,
2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
January 6, 2010)
10.32**	Amendment to Credit Agreement between the Company and Manufacturers and Traders Trust Company
dated March 4, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on
Form 8-K dated March 8, 2010)
10.33**	Replacement Term Note of the Company in favor of Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated March 8, 2010)
Page 12.
10.34**	Letter of Commitment by and between the Company and Community Bank, N.A. with respect to a line of credit dated March 11, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated March 30, 2008)
10.35**	Line of Credit Agreement between the Company and Community Bank, N.A. dated March 30, 2010
(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
March 30, 2010)
10.36**	Commercial Line of Credit Agreement and Note and Commercial Security Agreement between the
Company and Community Bank, N.A. dated March 30, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 30, 2010)
10.37**	Letter of Commitment by and between the Company and Community Bank, N.A. with respect to a term loan dated March 11, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated May 7, 2010)
10.38**	Term Loan Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.39**	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.40**	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.41**	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.42**	Commitment Letter between the Company and Manufacturers and Traders Trust Company dated
May 10, 2010 (incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 10-Q
dated May 12, 2010)
10.43**	Negotiated 311 Gas Transportation Agreement between the Company and Talisman Energy USA, Inc.
dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 21, 2010)
10.44**	Disclosure regarding Promissory Note between the Company and Five Star Bank dated September 27, 2010
(incorporated by reference to Item 7.01 on the Company's Current Report on Form 8-K dated August 27, 2010)
10.45**	Letter of Commitment between the Company and Manufacturers and Traders Trust Company dated June 16,
2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
October 27, 2010)
10.46**	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.47**	General Security Agreement made by the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on
Form 8-K dated October 27, 2010)
Page 13.
10.48**	Specific Security Agreement made by the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.49**	Credit Agreement made by the Company and Manufacturers and Traders Trust Company dated
October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.50**	Letter of Commitment between the Company and Community Bank N.A dated February 16, 2011
(Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
February 28, 2011)
10.51**	Letter of Credit Agreement between the Company and Community Bank N.A dated February 16, 2011
(Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
February 28, 2011)
10.52**	Change in Terms Agreement between the Company and Community Bank N.A. dated March 10, 2011
(Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 10, 2011)
10.53**	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company
dated July 14, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K
dated July 14, 2011)
10.54**	Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company
dated July 14, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K
dated July 14, 2011)
10.55**	Promissory Note between the Company and Five Star Bank dated September 1, 2011
10.56***	Base Contract for Sale and Purchase of Natural Gas between the Company and ConocoPhillips dated
April 1, 2011. Confidential information omitted and filed separately with the Securities and Exchange
Commission.
101****	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period
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

*Indicates management contract or compensatory plan or arrangement that was previously filed with, or incorporated by reference into, Corning Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as filed with the Securities and Exchange Commission on December 28, 2011.

**Previously filed with, or incorporated by reference into, Corning Natural Gas Corporation's Annual

Page 14.

Report on Form 10-K for the fiscal year ended September 30, 2011 as filed with the Securities and Exchange Commission on December 28, 2011.

***Filed herewith

****Previously filed with Corning Natural Gas Corporation's Amendment No. 1 to its Annual Report on Form 10-K Form 10-K/A for the fiscal year ended September 30, 2011 that was filed with the Securities and Exchange Commission on December 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Corporation (Registrant)

Date January 27, 2012	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 27, 2012

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 27, 2012

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 27, 2012

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 27, 2012

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 27, 2012

/s/ William Mirabito
William Mirabito	Director	January 27, 2012

/s/ George J. Welch
George J. Welch	Director	January 27, 2012

/s/ John B. Williamson III
John B. Williamson III	Director	January 27, 2012

Page 15.