Form 10-Q
period 2011-12-31
CORNING NATURAL GAS CORP
filed 2012-02-14
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5.00 par value	1,964,068
Class	Shares outstanding as of February 14, 2012

Page 2.

PART I.	FINANCIAL

	Item 1.	Financial Statements (Unaudited)

	Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

	Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Records

	Item 3.	Defaults upon Senior Securities

	Item 4.	Removed and Reserved

	Item 5.	Other Information

	Item 6.	Exhibits

SIGNATURES

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of December 31, 2011.

Page 3.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

Assets	31-Dec-11	31-Dec-10	30-Sep-11
	(Unaudited)	(Unaudited)
Plant:
Utility property, plant and equipment	$50,004,178	$45,428,888	$47,490,565
Less: accumulated depreciation	(14,793,688)	(13,305,858)	(14,361,951)
Total plant utility and non-utility, net	35,210,490	32,123,030	33,128,614

Investments:
Marketable securities available-for-sale at fair value	2,379,575	2,450,603	2,267,268

Current assets:
Cash and cash equivalents	166,035	6,861	173,245
Customer accounts receivable, (net of allowance for
uncollectible accounts of $32,132, $35,584
and $46,080), respectively	2,477,607	2,904,047	1,598,241
Gas stored underground, at average cost	2,279,703	1,938,924	2,832,932
Materials and supplies inventory	928,015	738,234	1,188,017
Deferred income taxes	-	-	-
Prepaid expenses	600,277	555,933	703,959
Total current assets	6,451,637	6,143,999	6,496,394

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	1,055,040	1,253,648	536,648
Deferred regulatory costs	1,373,147	989,616	1,207,028
Unamortized debt issuance cost (net of accumulated
amortization of $455,139, $408,660 and $443,854),
respectively	274,808	304,932	286,093
Deferred income taxes	1,177,891	101,785	1,308,298
Other	211,398	210,884	221,089
Total deferred debits and other assets	4,092,284	2,860,865	3,559,156

Total assets	$48,133,986	$43,578,497	$45,451,432

See accompanying notes to consolidated financial statements.

Page 4.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	31-Dec-11	31-Dec-10	30-Sep-11
Liabilities and capitalization:	(Unaudited)	(Unaudited)

Current liabilities:
Current portion of long-term debt	$1,333,559	$1,120,932	$945,063
Demand notes payable	750,000	750,000	750,000
Borrowings under lines-of-credit	6,020,507	5,148,635	4,178,784
Accounts payable	2,049,786	1,461,543	1,882,249
Accrued expenses	1,303,914	976,380	1,338,446
Customer deposits and accrued interest	1,325,160	1,379,835	1,034,319
Dividends declared	209,538	197,811	205,375
Deferred income taxes	252,432	332,643	147,779
Total current liabilities	13,244,896	11,367,779	10,482,015

Long-term debt, less current installments	10,916,929	10,222,119	11,534,801

Deferred credits and other liabilities:
Deferred compensation	1,516,841	1,938,106	1,849,019
Deferred pension costs & post-retirement benefits	6,962,239	6,115,712	6,622,459
Other	338,201	68,403	316,556
Total deferred credits and other liabilities	8,817,281	8,122,221	8,788,034

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 1,823,967 shares at
December 31, 2011, 1,148,628 shares at December
31, 2010 and 1,787,769 at September 30, 2011)	9,119,835	5,743,140	8,938,845
Other paid-in capital	7,644,375	8,158,076	7,382,167
Retained earnings	1,220,045	2,368,721	1,018,766
Accumulated other comprehensive loss	(2,829,375)	(2,403,559)	(2,693,196)
Total common stockholders' equity	15,154,880	13,866,378	14,646,582

Total liabilities and capitalization	$48,133,986	$43,578,497	$45,451,432

See accompanying notes to consolidated financial statements.

Page 5.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
Unaudited
	Quarter Ended
	31-Dec-11	31-Dec-10

Utility operating revenues	$4,913,295	$5,851,785
Natural gas purchased	1,997,114	2,497,048
Gross margin	2,916,181	3,354,737

Cost and expense
Operating and maintenance expense	1,020,411	1,696,494
Taxes other than income taxes	469,236	417,917
Depreciation	419,751	293,458
Other deductions, net	266,577	78,491
Total costs and expenses	2,175,975	2,486,360

Utility operating income	740,206	868,377

Other income and (expense)
Interest expense	(251,359)	(208,642)
Non-utility expense	(2,820)	(2,770)
Other Income	266,920	10,703
Investment income	24,318	143,958
Rental income	12,138	12,138
	49,197	(44,613)

Net income from operations, before income tax	789,403	823,764

Income tax (expense), current	237,432	(42,367)
Income tax (expense), deferred	(616,031)	(268,990)
Total tax (expense)	(378,599)	(311,357)

Net income	410,804	512,407
Other comprehensive (loss)	(136,179)	(163,707)
Total comprehensive income	$274,625	$348,700

Weighted average earnings per share-
basic:	$0.23	$0.30
diluted:	$0.22	$0.29

Average shares outstanding - basic	1,815,634	1,721,537
Average shares outstanding - diluted	1,829,486	1,740,852

See accompanying notes to consolidated financial statements.

Page 6.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Three Months ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$410,804	$512,407
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	419,751	293,458
Unamortized debt issuance cost	11,285	11,589
Regulatory Amortizations	405,152	528,740
Stock issued for services and stock option expense	95,911	12,600
Pension adjustment	(197,665)	(124,599)
Loss (Gain) on sale of marketable securities	(24,703)	(102,608)
Deferred income taxes	235,060	(159,431)
Bad debt expense	35,545	39,120

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(914,911)	(1,691,583)
Gas stored underground	553,229	757,471
Materials and supplies inventories	260,002	36,443
Prepaid expenses	103,682	411,105
Unrecovered gas costs	(518,392)	(160,619)
Deferred regulatory costs	(300,059)	(62,944)
Other	9,691	(42,550)
Increase (decrease) in:
Accounts payable	167,537	93,659
Accrued expenses	(34,532)	133,445
Customer deposits and accrued interest	290,841	296,767
Deferred compensation	(332,178)	-
Deferred pension costs & post-retirement benefits	65,868	(110,492)
Other liabilities and deferred credits	25,808	(84,667)
Net cash (used in) provided by operating activities	767,726	587,311

Cash flows from investing activities:
Purchase of securities available-for-sale	(396,126)	(1,288,056)
Sale of securities available-for-sale	370,008	1,267,823
Capital expenditures	(2,501,627)	(1,668,223)
Net cash (used in) provided by investing activities	(2,527,745)	(1,688,456)

Cash flows from financing activities:
Proceeds under lines-of-credit	4,750,523	3,688,189
Repayment of lines-of-credit	(2,908,800)	(3,680,203)
Debt issuance cost expense	-	(13,053)

Page 7.
Cash received from sale of stock	350,000	-
Dividends paid	(209,538)	(171,719)
Proceeds under long-term debt	-	1,878,000
Repayment of long-term debt	(229,376)	(662,760)
Net cash (used in) provided by financing activities	1,752,809	1,038,454
Net (decrease) increase in cash	(7,210)	(62,691)

Cash and cash equivalents at beginning of period	173,245	69,552

Cash and cash equivalents at end of period	$166,035	$6,861

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$248,115	$203,162
Income taxes	$28,500	$386,471

See accompanying notes to consolidated financial statements

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

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended September 30, 2011. These interim consolidated financial statements have not been audited by a firm of certified public accountants.

It is the Company's policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

Deferred income tax assets and liabilities are netted between short term and long term for presentation on the balance sheet.

Note 2 - New Accounting Standards

In July 2010, FASB issued FASB ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". The standard amends ASC Topic 310, "Receivables", to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. FASB ASU 2010-20 is effective for annual fiscal years beginning after December 15, 2011 for public entities. The Company adopted FASB ASU 2010-20 and it had no material effect on the consolidated financial statements.

Page 8.

In May 2011, FASB issued FASB ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IRFSs". This standard amends ASC Topic 820, "Fair Value Measurement", to clarify intent about the application of existing fair value measurements and standardize standard fair value measurements and disclosures. FASB ASU 2011-04 is effective for interim or annual fiscal years beginning after December 15, 2011 for public entities. The Company is evaluating the impact the adoption of FASB ASU 2011-04 will have on its consolidated financial statements.

In June 2011, FASB issued FASB ASU 2011-05, "Comprehensive Income" (Topic 220). This standard increases the prominence of items reported in other comprehensive income and dictates presentation of these items in financial statements. FASB ASU 2011-05 is effective for interim or annual fiscal years beginning after December 15, 2011 for public entities. The Company is evaluating the impact the adoption of FASB ASU 2011-05 will have on its consolidated financial statements.

Note 3 - Statement of Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. There was a drop in the discount rate from 5.5% to 5.25% in 2010 and from 5.25% to 5% in 2011. That drop was offset by changes in assumptions in the rate of compensation increase from 4.5% to 3% in 2010 and from 3% to 2% in 2011.The quarterly accruals for estimated annual pension liability partially offset by the unrealized gain on securities available for sale for the current quarter resulted in an OCI loss of $136,179 for the three months ended December 31, 2011. The larger quarterly accruals for estimated annual pension liability added to the unrealized loss for the three months ended December 31, 2010 resulted in an OCI loss of $163,707 for the period.
	December 31,	December 31,	September 30,
	2011	2010	2011
Pension adjustment	(2,801,961)	(2,364,451)	(2,604,296)
Net unrealized gain on securities available for sale	(27,414)	(39,108)	(88,900)
Accumulated other comprehensive loss	(2,829,375)	(2,403,559)	(2,693,196)

Note 4 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:
	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Service cost	$82,165	$83,265	$3,597	$3,455
Interest cost	192,835	194,015	10,392	10,480
Expected return on plan assets	(194,549)	(185,759)	-	-
Amortization of prior service cost	4,105	4,201	(2,923)	(2,923)
Amortization of net (gain) loss	176,383	207,342	(6,118)	(9,018)
Net periodic benefit cost	$260,939	$303,064	$4,948	$1,994

Page 9.

Contributions

The Company expects to contribute $1.4 million to its Pension Plan and $53,000 to its other Post Retirement Benefit Plan in fiscal year 2012. A total of $276,464 has been paid to the Pension Plan for the first three months of this fiscal year.

Note 5 - Rate Cases

In August 2009, in Case 08-G-1137, the New York Public Service Commission ("NYPSC") approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM), a refund or surcharge on customer bills to reflect differences between actual delivery revenue from residential customers and a revenue target. The order also contained a year two "capital tracker". This allowed the Company to file for rate relief in 2010 for new capital projects without a full rate proceeding. In addition, the percentage of revenues from gas producers retained by the Company as an incentive was increased from 10% to 20%. On January 25, 2011, the NYPSC approved an estimated increase in rates of $164,000 associated with the "capital tracker". The final amount will be determined based on the actual capital expenditures and additional property taxes through August 2011. On February 1, 2011, the Company filed for a re-hearing to include depreciation expense as a component in the calculation. On October 13, 2011, the NYPSC denied the Company's rehearing request.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). This multi-year proposal is a leveled alternative to a single-year increase of $2,565,649 in the Rate Year and $901,464 and $583,033 for the years ending April 30, 2014, and April 30, 2015, respectively. It also asked that the Commission permit increases for certain limited expenditures (capital additions and property taxes) for the 12-month periods ending April 30, 2016, and April 30, 2017. The Company proposed to offset the annualized amount by an $844,000 surcharge credit that represents the forecasted customer share of the revenues from transportation of local production gas including operation of the associated compressor facilities. If the Company's surcharge credit proposal were adopted by the Commission the overall bill impact on customer bills would be 2.71%. The Company in the filing requested a Return on Equity Capital of 10.9%.

On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provides for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2012 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The cumulative revenue increases over the three years total $4,955,869. The Proposal also provides the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed today. The Proposal also provides for property tax reconciliation, treatment of future local production investment, allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The Proposal will be reviewed by the Administrative Law Judges presiding in the rate case, who will then recommend approval or disapproval of the Proposal to the NYPSC. The NYPSC is expected to render a decision in April 2012, with rates becoming effective May 1, 2012.

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

Page 10.

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

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of December 31, 2011.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. The new maturity date is August 31, 2012 unless accelerated or demanded sooner.

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

In February 2011, we renewed our $7.0 million revolving line of credit with Community Bank N.A. The line of credit bears interest annually at a fluctuating rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25% and expires on February 28, 2012. Under this agreement, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account up to the $7.0 million limit. The interest rate was 3.5% as of December 31, 2011.

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25 basis points above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of December 31, 2011.

Note 7 - Director Compensation

Page 11.

On December 15, 2009, the board of directors approved an increase in its compensation from 150 shares of our restricted common stock for each quarter of service to 250 restricted shares quarterly effective as of January 1, 2010. The directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company (see Note 13 for further information). The shares awarded become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors. On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 30, 2010. Since these shares are restricted, in recording compensation expense, the expense accrued is 25% less than the closing price of the stock on the day the stock was awarded. Management of the Company believes this discount is reasonable for thinly traded stock such as that of the Company. The Company did not discount the value of the stock paid to the directors who resigned from the board since those shares became unrestricted when held by a non-affiliate for at least six months. On April 29, 2011, shares were issued for service for the quarters ended December 31, 2010 and March 31, 2011. Joseph Mirabito, William Mirabito and John Williamson III were each paid 247 shares of common stock for the quarter ended December 31, 2010 because they served for a portion of that quarter. No shares have been issued for service for the quarters ended June 30, 2011, September 30, 2011 or December 31, 2011. There have been no shares of stock awarded to directors as yet in fiscal 2012.

Note 8 - Fair Value Measurements

The Company has determined the fair value of certain assets through application of FASB ASC 820.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2011, December 31, 2010 and September 30, 2011 are as follows:
Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
December 31, 2011
Available-for-sale securities	$2,379,575	$2,379,575	0	0

December 31, 2010
Available-for-sale securities	$2,450,603	$2,450,603	0	0

September 30, 2011
Available-for-sale securities	$2,267,268	$2,267,238	0	0

Gains and losses included in earnings for the periods reported in investment income as follows:
Investment Income
	Three Months Ended December 31,
	2011	2010

Total gains included in earnings	$24,318	$143,958

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 9 - Stock Options

Page 12.

On November 5, 2007, the board of directors granted stock options to the Company's President and Chief Executive Officer totaling 75,000 shares at an exercise price of $15.00 per share. 25,000 of the stock options vested immediately and 25,000 additional options vested on each of the first and second anniversary of the grant date. The options expire if not exercised by November 5, 2011. On September 23, 2008, the board of directors approved performance based stock options for the officers totaling 19,000 shares at an exercise price of $17.00 per share. 9,000 of these options vested on the first anniversary of the grant date and 5,000 vested on the second anniversary of the grant date. The remaining 5,000 of these options vest on the third anniversary of the grant date. No additional options were granted during fiscal years ended September 30, 2009 and September 30, 2010. On December 14, 2010, the board of directors granted 9,000 compensatory stock options to certain of the Company's executive officers at an exercise price of $19.25 per share. These options are exercisable on or after December 15, 2011 and expire on the fourth anniversary of the grant date. No options were issued for the quarter ended December 31, 2011. The number of shares and exercise price of each of the option awards have been adjusted this quarter to reflect the stock dividend paid on April 20, 2011 (see Note 13 - Stock Dividend for additional information) and are shown in the next two tables.

Management has valued the options at their date of vesting utilizing the Black-Scholes Option Pricing Model. The following weighted average assumptions were utilized in the fair value calculations for options granted:
	2010	2011
	Options @	Options @
Adjusted exercise price	$11.33	$12.83
Expected dividend yield	3.16%	2.71%
Expected stock price volatility	36.23%	35.63%
Risk-free interest rate	4.00%	.83%
Expected life of options in years	1.75	4

The following summarizes the stock options outstanding as of December 31, 2011 for the fiscal year to date:
	Stock Options
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at October 1, 2011	80,000	$10.95
Options granted	-
Options exercised during quarter ended December 31, 2011	35,000	$10.00
Options canceled during quarter ended December 31, 2011	3,000
Outstanding at December 31, 2011	42,000	$11.81	2.47 years
Exercisable at December 31, 2011	42,000	$11.81	2.47 years

Note 10 - 311 Transportation Agreement /Compressor Station

On January 11, 2010, the Company entered into a contract (311 Transportation Agreement) with a local gas producer that provides for the building of a compressor station as well as the transfer of 6" pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On May 21, 2010, the 311 Transportation Agreement was revised to reflect a change in the projected gas delivery schedule and delivery volumes. The previously agreed to transportation rates did not change. The

Page 13.

contract's maximum daily delivery quantity remained the same. The schedule for attaining the maximum daily delivery quantity was altered to accommodate the project's construction schedule. The Company bought the $11 million compressor station and $2.1 million pipeline from the local producer for two dollars. The local producer has the right to repurchase these facilities for two dollars in ten years. This transaction became effective on May 12, 2011, when the station began operations. Although the Company has $13.1 million in new plant, only two dollars was recognized in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. The Company has recognized the tax impact of this transaction as a deferred tax of approximately $1 million (the New York current tax liability) that will be recoverable from customers over the life of the agreement. The Company incurred no federal tax liability related to this gift because of bonus depreciation rules for the current year. This is the largest project undertaken by the Company in its history and will provide direct access to interstate markets for locally produced gas. The project improved management of gas supply and has the potential to lower gas costs for customers throughout the southern tier of the state. The Company expects this agreement to have a significant positive impact on its cash flow and also positively impact earnings.

Note 11 - Dividends

Dividends are accrued when declared by the Board of Directors. At its regular meeting on December 14, 2010, the Board of Directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share. The dividend rate of $.1725 reflects the pre-stock dividend rate (see Note 13 - Stock Dividend for additional information). The Board of Directors reviewed the quarterly dividend rate at its regular meeting on June 14, 2011 and adjusted the dividend rate to $.115. Shareholders of record on December 31, 2011, were paid this dividend on January 14, 2012.

Note 12 - Leatherstocking Gas Company, LLC

The Company, in a joint venture with Mirabito Holdings, Incorporated, formed a limited liability corporation (LLC) in November 2010 for the purpose of providing natural gas in areas of New York and Pennsylvania that currently do not have natural gas service. This new venture, Leatherstocking Gas Company, LLC, ("Leatherstocking") is currently moving forward on expansions to several areas in the northeast. The Company and Mirabito Holdings, Incorporated each own 50% of the joint venture and each appoint three managers to operate the new company. The seventh manager is a neutral manager agreed to by the Company and Mirabito Holdings, Incorporated who is not an officer, director, shareholder or employee of either company. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Holdings, Incorporated; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. There are no significant financial transactions to report and therefore no amounts to consolidate at December 31, 2011. Leatherstocking has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. Leatherstocking received a franchise from the Village of Sidney, New York, on February 28, 2011 and from the Town of Sidney, New York, on November 9, 2011. On November 23, 2011, Leatherstocking filed for thirteen franchises in Susquehanna County, Pennsylvania. Leatherstocking received a franchise from the town of Bainbridge, New York on December 13, 2011. Leatherstocking is actively pursuing another four franchises in the area.

Note 13 - Stock Dividend

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

Page 14.

Note 14 - Settlement of Lawsuits

On December 30, 2011, the Company entered into a definitive Settlement and Release Agreement (the "Agreement") settling two lawsuits by a former Chairman of the Company. As previously disclosed, Thomas K. Barry sought damages from the Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer to the Company's Form 10-K for the fiscal year ended September 30, 2011 for disclosure regarding the original claims. Under the Agreement, the Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning next year the Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry's deferred compensation agreement) for the longer of ten years or Mr. Barry's lifetime. The Company will pay for a $500,000 term life insurance policy on Mr. Barry's life through January 5, 2031, if a policy can be obtained for less than $15,000 annually. If such a policy cannot be obtained, the Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry's lifetime up to a maximum of 20 payments. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The Company had previously reserved for past due payments as well as accrued a liability for future payments under the deferred compensation agreement and key-man life insurance policy. The savings associated with the reversal of past due payments and change in the liabilities for future payments under the deferred compensation agreement were recognized as a decrease to operating and maintenance expense. The reversal of accrued liability for the key man insurance policy was recognized in other income. The after tax benefit that resulted from these entries is approximately $400,000 after accounting for legal fees associated with the settlement which are shown in other deductions, net.

Note 15 - Effective Tax Rate

Income tax expense for the quarters ended December 31 is as follows:

	2011	2010
Current	($237,432)	$42,367
Deferred	616,031	268,990
Total	$378,599	$311,357
Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:
	2011	2010
Expected federal tax expense	$268,397	$280,080
State tax expense (net of federal)	56,048	58,487
Net operating loss carryforwards	67,961	-
Other, net	(13,807)	(27,210)
Actual tax expense	$378,599	$311,357

Page 15.

The effective tax rate for the period ending December 31, 2011 was 48% instead of the expected rate of 41.1% due to reconciliation of a prior period tax liability. The effective tax rate for the period ending December 31, 2010 was 37.8% instead of the expected 41.1% primarily because of bonus depreciation.

Note 16 - Subsequent Events

On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provides for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2012 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The cumulative revenue increases over the three years total $4,955,869. The Proposal also provides the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed today. The Proposal also provides for property tax reconciliation, treatment of future local production investment, allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The Proposal will be reviewed by the Administrative Law Judges presiding in the rate case, who will then recommend approval or disapproval of the Proposal to the NYPSC. The NYPSC is expected to render a decision in April 2012, with rates becoming effective May 1, 2012.

On January 27, 2012, the Company completed a private placement of its common stock, par value $5.00 per share, pursuant to the terms of a Purchase Agreement, dated as of January 23, 2012, between the Company and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (the "Purchaser"). The 138,889 shares of common stock (the "Common Stock") issued pursuant to the Purchase Agreement were sold at a per share cash price of $14.40 and raised gross proceeds of $2 million for the Company which will be used for general corporate purposes. In connection with the private placement, the Company entered into a Registration Rights Agreement, dated as of January 23, 2012, which grants the Purchaser certain demand and piggy-back registration rights with respect to the Common Stock. The issuance and sale of the Common Stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws, and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The Common Stock was offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and corresponding provisions of state securities laws.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional manufacturing capacity in our service area that is increasing our revenue and margins. We have contracted with a large asphalt plant to provide expanded service starting in 2012. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and we believe that pipeline could,

Page 16.

depending on the volume of gas extracted and directed through the pipeline by the producer, significantly increase throughput on our system and have a significant impact on margins. In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, we have formed a joint venture, Leatherstocking Gas Company, LLC, to pipe gas to areas of the northeast currently without gas service. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

Our infrastructure improvement program has focused on the replacement of older distribution mains and customer service lines. We designated seven miles of bare steel pipe and 400 bare steel services for replacement during calendar year 2011. In 2011 we exceeded our goals and replaced 8.1 miles of pipe and 439 services. We have begun work on the systematic replacement of 7 1/2 miles of bare steel pipe and 350 bare steel services for 2012 in addition to continuing to work to connect with local production at various locations throughout our system. We will also replace approximately one additional mile of Line 15 which is the high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport, New York. The Company will also be installing a new distribution line to a local Asphalt Plant to assist them in fuel cost savings. Additionally the Company will continue on its goal to end the calendar year with 10 or less repairable leaks remaining on our books.

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended December 31, 2011, net income decreased by $101,603 compared to the same period in 2010 mainly because of a negative lost and unaccounted for incentive ("LAUF"), lower volumes of gas sold due to warmer weather, increased taxes other than income taxes and much higher depreciation expense. These expense increases were partially offset by the benefits that resulted from the settlement of the Barry lawsuits in the current period (see Note 14 - Settlement of Lawsuits in notes to our consolidated financial statements for additional information) and increased local production revenues. As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2012 fiscal year to date, stockholders' equity increased from $13,866,378 to $15,154,880. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2012 to date, we have spent $2.5 million on safety-related infrastructure improvements. For the first three months of fiscal 2012 we repaired 96 leaks, replaced 224 bare steel services and replaced 24,843 feet of bare steel main.

	Three Months Ended December 31,
	2011	2010

Net Income	$410,804	$512,407

Shareholders' equity	$15,154,880	$13,866,378

Shareholders' equity per weighted average share	$8.35	$8.05

Revenue and Margin

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

Page 17.

Utility operating revenues decreased $938,490 in the three months ended December 31, 2011 compared to the same period last year due to decreased usage, the reversal of a prior period LAUF incentive benefit partially offset by more favorable regulatory amortizations and reconciliations and higher local production volumes. As of September 1, 2009, 100% of the fixed amount and 80% of the monthly volumetric charge due to line 13 (our pipeline connecting Marcellus production in Pennsylvania to the rest of our distribution system) are now allocated to offset our costs of building the pipeline. As of fiscal year 2011, we are recognizing the revenue and increasing the accumulated depreciation and depreciation expense instead of offsetting plant. Other revenue decreased for this fiscal year to date compared to last year because of the LAUF incentive benefit reversal. We reconcile several accounts on an annual basis, two of the biggest being the RDM and LAUF incentive reconciliations. The RDM was reconciled for the first time in fiscal year 2011 to reflect the difference between actual delivery revenue and the target revenue filed with the NYPSC and resulted in a negative income impact in both periods because we had recorded revenues higher than the target. In fiscal 2012, we were closer to our revenue target and therefore had a smaller negative impact on revenues. For the annual reconciliation of LAUF in December of 2011, we had a benefit of $43,044 that partially offset the negative reconciliation of $365,194 for the period ended December 2010. The following tables further summarize other income on the operating revenue table:
	Three months ended December 31,
	2011	2010
Other gas revenues:
Customer discounts forfeited	$12,711	$11,920
Reconnect fees	1,600	1,460
Gas revenues subject to refund (see below)	(231,108)	(104,622)
Surcharges	2,849	3,016
Total other gas revenues	($213,948)	($88,226)

Page 18.
	Three months ended December 31,
	2011	2010
Gas revenues subject to refund:
Rate case amortizations	$4,093	$5,091
DRA carrying costs	5,547	21,115
Line 15 carrying costs	18,460	-
Estimated second stage rate increase accrual	-	60,268
Monthly RDM amortizations	84,764	(34,207)
Annual RDM reconciliation	(25,375)	(156,889)
Annual MFC reconciliation	3,553	-
LAUF incentive benefit	(322,150)	-
	($231,108)	($104,622)
The following table summarizes our operating revenue:

	Three months ended December 31,
	2011	2010
Retail revenue:
Residential	$2,682,758	$3,177,058
Commercial	434,643	480,345
Industrial	18,137	14,599
Transportation	1,171,354	1,369,267
Total retail revenue	4,306,892	5,041,269
Wholesale	524,758	725,577
Local production	295,593	173,165
Other	(213,948)	(88,226)
Total utility operating revenue	$4,913,295	$5,851,785

Gas purchases are our largest expense. We entered into a new gas management agreement with Conoco Phillips Corporation effective as of April 1, 2011. Purchased gas expense decreased $499,934 to $1,997,114 for the three months ended December 31, 2011 compared to $2,497,048 in the same period last year due primarily to lower prices and more favorable GAC adjustments for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 2.02% for the three months ended December 31, 2011 compared to the same period last year primarily because of favorable GAC adjustments for the period and lower gas prices.

	Three Months Ended December 31,
	2011	2010

Utility operating revenues	$4,913,295	$5,851,785

Natural gas purchased	1,997,114	2,497,048

Margin	$2,916,181	$3,354,737

Margin %	59.35%	57.33%

Operating Expenses

Operating and maintenance expense decreased $ 676,083 in the first quarter of fiscal 2012 compared to the same quarter of fiscal 2011 due primarily to recognition of the savings associated with the settlement of the Barry lawsuits (see Note 14 - Settlement of Lawsuits in notes to our consolidated financial statements for further information) offsetting higher property taxes and depreciation expense in the period. Depreciation expense increased by $126,293 in this quarter to date as compared to the same periods in 2011 mainly due to increased local production revenues which affect depreciation (see Revenue and Margin discussion above) offset by a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. Interest expense showed an increase of $42,717 for the quarter from fiscal 2012 to 2011 due to new loan instruments in the period and because there was an adjustment to interest for carrying costs allowed per the NYPSC on the Temporary State Assessment in December 2010.

Net Income

Net income decreased $101,603 for the quarter ended December 31, 2011 compared to the same period in 2010 mainly due to a negative lost and unaccounted for incentive ("LAUF"), lower volumes of gas sold, increased taxes other than income taxes and much higher depreciation expense. These expense increases were partially offset by the benefits that resulted from the settlement of the Barry lawsuits in the current period (see Note 14 - Settlement of Lawsuits in notes to our consolidated financial statements for additional information) and increased local production revenues.

Page 19.

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

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $4.0 million annually due to an infrastructure investment mandate in our recent rate orders from the NYPSC. In fiscal year 2012 to date, we have spent approximately $2.5 million on infrastructure improvements.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have a $7.0 million revolving line of credit with an interest rate of the greater of 3.5% or 2.25 basis points above the 30-day LIBOR. As of March 1, 2010, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account up to the $7.0 million limit. The amount outstanding under this line on December 31, 2011 was approximately $6.0 million with an additional $1.0 million available under the above covenants and had an interest rate of 3.5%. Collateral assignments have been executed which assign to the lender various rights in the Rabbi Trust investment account established to fund the Company's deferred compensation plan obligations, shown on the balance sheet as "Investments". In addition, our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $12.3 million in long term debt outstanding including current year installments as of December 31, 2011. We repaid $229,376 in the first three months of fiscal 2012 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with Manufacturers and Traders Trust Company to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. Great West Life & Annuity Insurance Company, the holder of the Company's $4.7 million 7.9% Senior Notes dated as of September 1, 1997, expressed its belief that the refinancing with Manufacturers and Traders Trust Company breached the negative covenants contained in the 1997 note agreement. An Intercreditor and Collateral Agency Agreement went into effect on December 1, 2009 between Great West and Manufacturers and Traders Trust Company, as well as amendments to September 1997 Notes, resolving this issue and providing the Company more flexibility relative to future borrowings. On March 4, 2010, the $6 million loan agreement with Manufacturers and Traders Trust Company was amended to increase the interest rate to 6.5% and to make other adjustments.

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

Page 20.

(i) Maintain a tangible net worth of not less than $11.0 million,

(ii) Maintain a debt to tangible net worth of less than 3.0 to 1.0, and

(iii) Maintain a debt service coverage ratio of 1.10 to 1.

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of one month LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The interest rate was 4.5% as of December 31, 2011. We believe we are in compliance with the financial covenants in this debt instrument as of its measurement date on September 30, 2011.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. The new maturity date is August 31, 2012 unless accelerated or demanded sooner.

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

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25 basis points above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of December 31, 2011.

The Company is in compliance with all of our loan covenants as of December 31, 2011.

During this quarter, we mainly withdrew gas from storage and as of December 31, 2011, had a balance of $2.3 million worth of gas in storage. During the next quarter, we will also be withdrawing gas from storage and we anticipate that we will have sufficient gas to supply our customers for the winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In February 2011, we refinanced our revolving line of credit with a limit of $7.0 million. The interest rate on this line is the greater of 3.5% or the 30-day LIBOR plus 2.25%. The interest rate on this loan is adjusted monthly and was 3.5% at December 31, 2011. We believe we are in compliance with the financial covenants in this debt instrument as of December 31, 2011.

Page 21.

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

Page 22.

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

On May 17, 2010, the Company filed a petition with the NYPSC in Case 10-G-0224 for a declaratory ruling on the applicability of the 2009 amendments to Section 70 of the Public Service Law to certain stock transactions. The amendment requires approval of the NYPSC for the purchase of common stock holdings of greater than 10% by individuals and certain entities. At the time, there were only three shareholders, including related groups of shareholders, holding more than 10 percent of the Company's common stock: The Gabelli Group of Rye, New York; Michael I. German, the Company's President and Chief Executive Officer; and Richard M. Osborne of Mentor, Ohio, the Company's former Chairman. Additional purchases through the Company's dividend reinvestment plan and upon exercise of subscription rights issued in the rights offering by these individuals were approved by the NYPSC in an order dated August 20, 2010. The Order also approved transactions for the exercise of certain stock options. However, that Order did not specifically address Corning's request for approval of the exercise by the Chief Executive Officer of pre-2009 options to purchase the additional 56,000 shares of common stock available at that time. The Company sought clarification or rehearing of the August 20, 2010 Order to address the pre-2009 options. In an Order issued November 19, 2010, the NYPSC determined that the exercise of the options would not result in the type of ownership concentration that would violate the public interest. The Company's Chief Executive Officer currently owns 19.12% of the outstanding shares of common stock of the Company. Were he to exercise his rights to the fullest extent (30,000 shares adjusted for the stock dividend issued on April 20, 2011) his ownership interest would increase to 20.65%.

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

Page 23.

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

On May 19, 2011, the NYPSC, in Case 08-G-1137, issued an Order Modifying the Regulatory Matrix and Establishing Liability. The order granted, with one exception, the request of Corning Natural Gas Corporation to eliminate the Regulatory Matrix that was originally established in Case 05-G-1359. The NYPSC removed the Regulatory Matrix penalties associated with accounting, leak reporting, and gas supply related requirements; but it continued the cathodic protection reporting requirement and associated penalties of $32,750 per deficiency per year. The order concluded that the Company had failed to submit annual reports for 2009 and 2010, and assessed a total penalty of $65,500 for those asserted failures. On June 3, 2011, the Company filed a petition for re-hearing requesting that the penalty determination pertaining to cathodic protection reporting be rescinded, or in the alternative, that the issue of the penalty be incorporated into the Company's base rate case (Case 11-G-0280). On October 13, 2011 the NYPSC denied the Company's rehearing request. The Staff of the NYPSC in Case 11-G-0280 recommended that the penalty amount be amortized over a seven year period. That recommendation is included in the Joint Proposal in Case 11-G-0280. This matter will be decided with the rate case order.

Page 24.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). This multi-year proposal is a levelized alternative to a single-year increase of $2,565,649 in the Rate Year and $901,464 and $583,033 for the years ending April 30, 2014, and April 30, 2015, respectively. It also asked that the Commission permit increases for certain limited expenditures (capital additions and property taxes) for the 12-month periods ending April 30, 2016, and April 30, 2017. The Company proposed to offset the annualized amount by an $844,000 credit that represents the forecasted customer share of the revenues from transportation of local production gas including operation of the associated compressor facilities. If the Company's credit proposal were adopted by the Commission, the overall bill impact on customer bills would be an increased 2.71%. The Company in the filing requested a Return on Equity Capital of 10.9%.

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

On July 15, 2011, the Staff filed a motion to strike certain passages of the Company's testimony in the rate case. The Staff motion sought to exclude the prepared direct testimony and exhibits of the Company's witnesses as they pertain to the proposed transfer of certain pipeline facilities, the establishment of a holding company structure, and expenditures for the expansion of Coming's franchise in the Town of Virgil. The Company filed a response on July 25, 2011 to oppose Staff's motion on the basis that all of the issues raised by the NYPSC can be properly considered in the rate case. A ruling from the ALJs was issued on August 2, 2011. The ruling granted the Staff's motion insofar as it pertained to the transfer of pipeline facilities and formation of a holding company on the ground that those matters should be addressed in separate proceedings. The ruling denied the Staff's motion to strike evidence on the expansion of the Virgil franchise, concluding that the consideration of the financial aspects of the expansion was appropriate in the pending rate case. In testimony and exhibits filed September 23, 2011, the NYPSC Staff and other parties proposed alternatives to the Company's positions on certain issues. From October 24, 2011 to October 27, 2011, and again from November 7, 2011 to November 9, 2011, the Company met with the NYPSC, Staff and other active parties in Case 11-G-0280 in Albany, New York, for settlement conferences. The purpose of the conferences was to settle some or all of the issues in the Company's pending rate case. The parties reached an agreement in principle. On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provides for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2012 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The cumulative revenue increases over the three years total $4,955,869. The Proposal also provides the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed today. The Proposal also provides for property tax reconciliation, treatment of future local production investment, allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The Proposal will be reviewed by the Administrative Law Judges presiding in the rate case, who will then recommend approval or disapproval of the Proposal to the NYPSC. The NYPSC is expected to render a decision in April 2012, with rates becoming effective May 1, 2012.

Page 25.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended September 30, 2011, filed on December 28, 2011. It is important to understand that the application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The most significant principles that impact us are discussed below.

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

Page 26.

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

Page 27.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's principal executive officer and principal financial officer each concluded that the Company's disclosure controls and procedures are effective as of December 31, 2011.

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

Page 28.

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

The Court stayed discovery in the Action until it rules on defendants' motion. If the Court dismisses the Action for lack of personal jurisdiction or improper venue, the plaintiffs may attempt to recommence the Action elsewhere, including in the United States District Court for the Western District of New York. In the event the Action survives defendants' motion or is successfully recommenced elsewhere, defendants intend to defend all of the claims vigorously.

Pursuant to the Company's by-laws, the named directors are entitled to advancement of the expenses of their defense of the litigation, and indemnification of any liability, subject to each director's undertaking to repay such advances in the event it is determined that they are not entitled to indemnification under applicable New York law.

In addition, Gas Natural has also sued in New York State Court in Steuben County as a shareholder, seeking books and records related to the 2010 rights offering. A hearing is scheduled for February 16, 2012.

On December 30, 2011, the Company entered into a definitive Settlement and Release Agreement (the "Agreement") settling two lawsuits by a former Chairman of the Company. As previously disclosed, Thomas K. Barry sought damages from the Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer to the Company's Form 10-K for the fiscal year ended September 30, 2011 for additional disclosure regarding the original claims. Under the Agreement, the Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning next year the Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry's deferred compensation agreement) for the longer of ten years or Mr. Barry's lifetime. The Company will pay for a $500,000 term life insurance policy on Mr. Barry's life through January 5, 2031, if a policy can be obtained for less than $15,000 annually. If such a policy cannot be obtained, the Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry's lifetime up to a maximum of 20 payments. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The Company had previously reserved for past due payments as well as accrued a liability for future payments under the deferred compensation agreement and key-man life insurance policy.

Page 29.

Item 1A. Risk Factors.

Please refer to the Company's Form 10-K for the year ended September 30, 2011 for disclosure relating to certain risk factors applicable to the Company.

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

None

Item 6. Exhibits.

31.1* Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2* Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1** Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** The following materials from the Corning Natural Gas Corporation Quarterly Report on Form 10-Q for the period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at December 31, 2011, December 31, 2010 and September 30, 2011,

(ii) the Consolidated Statements of Income for the three months ended December 31, 2011 and December 31, 2010,

(iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and December 31, 2010, and (iv) related notes to the Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

* Filed herewith

**Furnished herewith

Page 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS CORPORATION
Date: February 14, 2012	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)

Date: February 14, 2012	By: /s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Page 31.