Form 10-Q/A
period 2011-12-31
CORNING NATURAL GAS CORP
filed 2012-02-14
CIK 24751

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

Explanatory Note

Corning Natural Gas Corporation is filing this Amendment No. 1 (the ''Amendment'') on form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (the ''Report'') that was filed with the Securities and Exchange Commission on February 14, 2012, for the purpose of furnishing Exhibit 101 - Interactive Data File (XBRL Exhibit), which was not included with the original filing.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Report and does not modify or update in any way disclosures made in the Report except to furnish the exhibit described above that should have been attached to the original filing.

Page 2.

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

Page 3.