Form 10-Q
period 2012-03-31
CORNING NATURAL GAS CORP
filed 2012-05-11
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5.00 par value	1,972,193
Class	Shares outstanding as of May 15, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management's discussion and Analysis of Financial

Condition and Results of Operations

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2012.

Page 2.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

Assets	March 31, 2012	March 31, 2011	September 30, 2011
	(Unaudited)	(Unaudited)
Plant:
Utility property, plant and equipment	$50,751,718	$45,792,573	$47,490,565
Less: accumulated depreciation	(15,201,906)	(13,643,220)	(14,361,951)
Total plant utility and non-utility, net	35,549,812	32,149,353	33,128,614

Investments:
Marketable securities available-for-sale at fair value	2,208,553	2,415,153	2,27,268

Current assets:
Cash and cash equivalents	168,164	151,969	173,245
Customer accounts receivable, (net of allowance for
uncollectible accounts of $28,259, $47,847
and $46,080) respectively	2,677,183	3,520,114	1,598,241
Gas stored underground, at average cost	846,884	198,545	2,832,932
Materials and supplies inventory	950,838	605,991	1,188,017
Prepaid expenses	1,062,992	994,217	703,959
Total current assets	5,706,061	5,470,836	6,496,394

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	730,691	853,761	536,648
Deferred regulatory costs	1,562,345	938,478	1,207,028
Unamortized debt issuance cost (net of accumulated
amortization of $466,456, $420,249 and $443,854),
Respectively	264,148	293,343	286,093
Deferred income taxes	514,383	-	1,308,298
Other	219,012	230,485	221,089
Total deferred debits and other assets	3,290,579	2,316,067	3,559,156

Total assets	$46,755,005	$42,351,409	$45,451,432

See accompanying notes to consolidated financial statements.

Page 3.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	March 31, 2012	March 31, 2011	September 30, 2011
Liabilities and capitalization:	(Unaudited)	(Unaudited)

Current liabilities:
Current portion of long-term debt	$1,311,021	$1,146,961	$945,063
Demand notes payable	750,000	750,000	750,000
Borrowings under lines-of-credit	3,091,447	2,482,422	4,178,784
Accounts payable	1,599,681	1,975,392	1,882,249
Accrued expenses	1,165,184	1,011,069	1,338,446
Customer deposits and accrued interest	809,854	587,729	1,034,319
Dividends declared	236,270	199,991	205,375
Deferred income taxes	146,607	88,988	147,779
Total current liabilities	9,110,064	8,242,552	10,482,015

Long-term debt, less current installments	10,711,764	10,002,928	11,534,801

Deferred credits and other liabilities:
Deferred income tax	-	640,712	-
Deferred compensation	1,198,217	1,850,111	1,849,019
Deferred pension costs & post-retirement benefits	7,301,876	6,485,001	6,622,459
Other	306,781	184,458	316,556
Total deferred credits and other liabilities	8,806,874	9,160,282	8,788,034

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 1,970,818 shares at
March 31, 2012, 1,741,899 shares at March 31, 2011
and 1,787,769 at September 30, 2011)	9,854,090	5,806,330	8,938,845
Other paid-in capital	9,017,260	8,299,843	7,382,167
Retained earnings	2,120,946	3,337,590	1,018,766
Accumulated other comprehensive loss	(2,865,993)	(2,498,116)	(2,693,196)
Total common stockholders' equity	18,126,303	14,945,647	14,646,582

Total liabilities and capitalization	$46,755,005	$42,351,409	$45,451,432

See accompanying notes to consolidated financial statements.

Page 4.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Unaudited

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Utility operating revenues	$8,142,667	$9,573,487	$13,055,962	$15,425,271
Natural gas purchased	3,409,252	4,775,857	5,406,366	7,272,905
Gross margin	4,733,415	4,797,630	7,649,596	8,152,366

Cost and expense
Operating and maintenance expense	1,836,562	1,919,394	2,856,974	3,615,888
Taxes other than income taxes	494,228	472,318	963,464	890,236
Depreciation	418,841	326,903	838,592	620,361
Other deductions, net	30,627	31,085	297,204	109,576
Total costs and expenses	2,780,258	2,749,700	4,956,234	5,236,061

Utility operating income	1,953,157	2,047,930	2,693,362	2,916,305

Other income and (expense)
Interest expense	(248,761)	(245,037)	(500,120)	(453,679)
Non-utility expense	(625)	(2,683)	(1,800)	(5,453)
Other Income	24,616	649	289,892	11,352
Investment income	48,698	11,045	73,016	155,004
Rental income	12,138	12,138	24,276	24,276

Net income from operations, before income tax	1,789,223	1,824,042	2,578,626	2,647,805
Income tax (expense), current	(448,274)	(775,042)	(210,843)	(817,409)
Income tax (expense), deferred	(203,792)	119,859	(819,822)	(149,131)
Total tax (expense)	(652,066)	(655,183)	(1,030,665)	(966,540)

Net income	1,137,157	1,168,859	1,547,961	1,681,265

Other comprehensive (loss)
Pension adjustment, net of tax	(106,488)	(124,598)	(304,152)	(249,197)
Net unrealized gain (loss) on securities available for sale	69,869	30,042	131,355	(9,067)
Total other comprehensive (loss)	(36,619)	(94,556)	(172,797)	(258,264)

Total comprehensive income	$1,100,538	$1,074,303	$1,375,164	$1,423,001

Weighted average earnings per share-
Basic:	$0.58	$0.67	$0.82	$0.97
Diluted:	$0.57	$0.66	$0.81	$0.96

Average shares outstanding - basic	1,968,568	1,740,500	1,892,101	1,731,018
Average shares outstanding - diluted	1,981,379	1,759,407	1,905,948	1,747,800

See accompanying notes to consolidated financial statements.

Page 5.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six Months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,547,961	$1,681,265
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	838,592	620,361
Unamortized debt issuance cost	22,603	23,178
Regulatory Amortizations	832,468	857,507
Stock issued for services and stock option expense	200,365	27,178
Pension adjustment	(304,152)	(249,197)
Loss (Gain) on sale of marketable securities	(87,503)	(115,343)
Deferred income taxes	792,743	339,411
Bad debt expense	35,094	73,245
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,114,036)	(2,341,775)
Gas stored underground	1,986,048	2,497,850
Materials and supplies inventories	237,179	168,686
Prepaid expenses	(359,033)	(27,179)
Unrecovered gas costs	(194,043)	239,268
Deferred regulatory costs	(490,798)	(46,571)
Other	2,077	(62,151)
Increase (decrease) in:
Accounts payable	(282,568)	607,508
Accrued expenses	(173,262)	168,134
Customer deposits and accrued interest	(224,465)	(495,339)
Deferred compensation	(650,802)	(87,995)
Deferred pension costs & post-retirement benefits	(17,570)	(35,205)
Other liabilities and deferred credits	21,120	33,568
Net cash (used in) provided by operating activities	2,618,018	3,876,404

Cash flows from investing activities:
Purchase of securities available-for-sale	(832,983)	(1,456,683)
Sale of securities available-for-sale	1,110,556	1,514,676
Capital expenditures	(3,259,790)	(2,021,449)
Net cash (used in) provided by investing activities	(2,982,217)	(1,963,456)

Cash flows from financing activities:
Proceeds under lines-of-credit	8,477,992	6,887,098
Repayment of lines-of-credit	(9,565,329)	(9,545,325)
Debt issuance cost expense	(658)	(13,053)
Cash received from sale of stock	2,350,000	188,200
Dividends paid	(445,808)	(369,530)
Proceeds under long-term debt	18,002	1,878,000
Repayment of long-term debt	(475,081)	(855,921)
Net cash (used in) provided by financing activities	359,118	(1,830,531)
Net (decrease) increase in cash	(5,081)	82,417

Cash and cash equivalents at beginning of period	173,245	69,552

Cash and cash equivalents at end of period	$168,164	$151,969

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$497,788	$449,227
Income taxes	$79,554	$477,888

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

Page 6.

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

In May 2011, FASB issued FASB ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IRFSs". This standard amends ASC Topic 820, "Fair Value Measurement", to clarify intent about the application of existing fair value measurements and standardize standard fair value measurements and disclosures. FASB ASU 2011-04 is effective for interim or annual fiscal years beginning after December 15, 2011 for public entities. The Company adopted FASB ASU 2011-04 and it had no material effect on the consolidated financial statements.

In June 2011, FASB issued FASB ASU 2011-05, "Comprehensive Income" (Topic 220). This standard increases the prominence of items reported in other comprehensive income and dictates presentation of these items in financial statements. FASB ASU 2011-05 is effective for interim or annual fiscal years beginning after December 15, 2011 for public entities. The Company adopted FASB ASU 2011-05 it had no material effect on the consolidated financial statements.

In December 2011, FASB issued FASB ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" (Topic 220). This standard defers the requirement to present reclassification adjustments in the statement of income in response to concerns raised about implementation of FASB ASU 2011-05. FASB ASU 2011-12 is effective for interim or annual fiscal years beginning after December 15, 2011 for public entities and for fiscal years ending after December 2012 for non-public entities. The Company has already adopted FASB ASU 2011-05, so the deferral of the effective date of FASB ASU 2011-05 provided by FASB ASU 2011-12 will have no impact on the Company's consolidated financial statements.

Note 3 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. There was a drop in the discount rate from 5.5% to 5.25% in 2010 and from 5.25% to 5% in 2011. That drop was offset by changes in assumptions in the increase rate of compensation which decreased from 4.5% to 3% in 2010 and from 3% to 2% in 2011. The quarterly accruals for estimated annual pension liability partially offset by the unrealized gain on securities available for sale for the current quarter resulted in an OCI loss of $172,797 for the six months ended March 31, 2012. The larger quarterly accruals for estimated annual pension liability added to the unrealized loss for the six months ended March 31, 2011 and resulted in an OCI loss of $258,264 for the period.
March 31,		March 31,	September 30,
2012		2011	2011
Pension adjustment	(2,908,448)	(2,531,501)	(2,604,296)
Net unrealized gain/(loss) on securities available for sale	42,455	33,385	(88,900)
Accumulated other comprehensive loss	(2,865,993)	(2,498,116)	(2,693,196)

Note 4 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:
	Six Months Ended March 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011

Service cost	$164,331	$166,530	$7,194	$6,910
Interest cost	385,671	388,029	20,785	20,960
Expected return on plan assets	(389,097)	(371,519)	-	-
Amortization of prior service cost	8,209	8,403	(5,846)	(5,846)
Amortization of net (gain) loss	352,766	414,683	(12,237)	(18,036)
Net periodic benefit cost	$521,880	$606,126	$9,896	$3,988

Page 7.

Contributions

The Company expects to contribute $1.4 million to its Pension Plan and $53,000 to its other Post Retirement Benefit Plan in fiscal year 2012. A total of $552,928 has been paid to the Pension Plan for the first six months of this fiscal year.

Note 5 - Rate Cases

In August 2009, in Case 08-G-1137, the New York Public Service Commission ("NYPSC") approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM), a refund or surcharge on customer bills to reflect differences between actual delivery revenue from residential customers and a revenue target. The order also contained a year two "capital tracker". This allowed the Company to file for rate relief in 2010 for new capital projects without a full rate proceeding. In addition, the percentage of revenues from gas producers retained by the Company as an incentive was increased from 10% to 20%. On January 25, 2011, the NYPSC approved an estimated increase in rates of $164,000 associated with the "capital tracker". The final amount will be determined based on the actual capital expenditures and additional property taxes from September 2010 through August 2011.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) for the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015).

On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provides for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2012 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The cumulative revenue increases over the three years total $4,955,869. The Proposal also provides the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provides for property tax reconciliation, treatment of future local production investment, allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. On April 20, 2012 the NYPSC issued a final order in the case approving the Proposal, with rates becoming effective May 1, 2012.

Note 6 - Financing Activities

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

(ii) Maintain a debt to tangible net worth ratio of less than 3.0 to 1.0, and

(iii) Maintain a debt service coverage ratio of 1.10 to 1.

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of March 31, 2012.

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

In February 2011, we renewed our $7.0 million revolving line of credit with Community Bank N.A. The line of credit had a fluctuating interest rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25% and expired on February 28, 2012. In February 2012, we refinanced the line of credit with Community Bank and the new line of credit bears interest at the greater of 3.25% or the 30-day LIBOR plus 2.25%. The interest rate on this loan is adjusted monthly and was 3.25% at March 31, 2012.

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25% above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of March 31, 2011.

Note 7 - Director Compensation

The board of directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company (see Note 13 for further information). The shares awarded become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors. On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 30, 2010. Since these shares are restricted, in recording compensation expense, the expense accrued is 25% less than the closing price of the stock on the day the stock was awarded. Management of the Company believes this discount is reasonable for thinly traded stock such as that of the Company. The Company did not discount the value of the stock paid to the directors who resigned from the board since those shares became unrestricted when held by a non-affiliate for at least six months. On April 29, 2011, shares were issued for service for the quarters ended December 31, 2010 and March 31, 2011. Joseph Mirabito, William Mirabito and John Williamson III were each paid 247 shares of common stock for the quarter ended December 31, 2010 because they served for a portion of that quarter. On February 22, 2012, shares were issued for service for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011. No shares have been issued as yet for the quarter ended March 31, 2012. Information regarding shares of stock awarded to directors in fiscal 2012 is summarized below.

Page 8.
	Fees Earned or Paid	2/22/2012
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $12.975/Share)	($)	($)
6 Directors	-	6,750	87,581	87,581

Note 8 - Fair Value Measurements

The Company has determined the fair value of certain assets through application of FASB ASC 820.

Fair value of assets and liabilities measured on a recurring basis at March 31, 2012, March 31, 2011 and September 30, 2011 are as follows:
Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
March 31, 2012
Available-for-sale securities	$2,208,553	$2,208,553	0	0

March 31, 2011
Available-for-sale securities	$2,415,153	$2,415,153	0	0

September 30, 2011
Available-for-sale securities	$2,267,268	$2,267,238	0	0

Gains and losses included in earnings for the periods reported in investment income as follows:
Investment Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Total gains included in earnings	$48,698	$11,045	$309,905	$155,004

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 9 - Stock Options

On November 5, 2007, the board of directors granted stock options to the Company's President and Chief Executive Officer totaling 75,000 shares at an exercise price of $15.00 per share. 25,000 of the stock options vested immediately and 25,000 additional options vested on each of the first and second anniversary of the grant date. Options not exercised by November 5, 2011 expired. On September 23, 2008, the board of directors approved performance based stock options for the officers totaling 19,000 shares at an exercise price of $17.00 per share. 9,000 of these options vested on the first anniversary of the grant date and 5,000 vested on the second anniversary of the grant date. The remaining 5,000 of these options vest on the third anniversary of the grant date. No additional options were granted during fiscal years ended September 30, 2009 and September 30, 2010. On December 14, 2010, the board of directors granted 9,000 compensatory stock options to certain of the Company's executive officers at an exercise price of $19.25 per share. These options were exercisable on or after December 15, 2011 and expire on the fourth anniversary of the grant date. There are no additional options vesting this quarter. No options were issued for the quarter ended March 31, 2012. The number of shares and exercise price of each of the option awards have been adjusted this quarter to reflect the stock dividend paid on April 20, 2011 (see Note 13 - Stock Dividend for additional information) and are shown in the next two tables.

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

Page 9.

The following summarizes the stock options outstanding as of March 31, 2012 for the fiscal year to date:

Stock Options
Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at October 1, 2011	42,000	$11.81
Options granted	-
Options exercised during quarter ended March 31, 2012	-
Options canceled during quarter ended March 31, 2012	-
Outstanding at March 31, 2012	42,000	$11.81	2.22 years
Exercisable at March 31, 2012	42,000	$11.81	2.22 years

Note 10 - 311 Transportation Agreement /Compressor Station

On January 11, 2010, the Company entered into a contract (311 Transportation Agreement) with a local gas producer that provides for the building of a compressor station as well as the transfer of a 6" pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. The Company bought the $11 million compressor station and $2.1 million pipeline from the local producer for two dollars. The local producer has the right to repurchase these facilities for two dollars in ten years. This transaction became effective on May 12, 2011, when the station began operations. Although the Company has $13.1 million in new plant, only two dollars was recognized in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. The Company has recognized the tax impact of this transaction as a deferred tax of approximately $1 million (the New York current tax liability) that will be recoverable from customers over the life of the agreement. The Company incurred no federal tax liability related to this gift because of bonus depreciation rules.

Note 11 - Dividends

Dividends are accrued when declared by the board of directors. At its regular meeting on December 14, 2010, the board of directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share. The dividend rate of $.1725 reflects the pre-stock dividend rate (see Note 13 - Stock Dividend for additional information). The board of directors reviewed the quarterly dividend rate at its regular meeting on June 14, 2011 and adjusted the dividend rate to $.115. At its regular meeting on February 10, 2012, the board of directors approved an increase in the quarterly dividend to $.12 a share. Shareholders of record on March 31, 2012, were paid this dividend on April 16, 2012.

Note 12 - Leatherstocking Gas Company, LLC

The Company, in a joint venture with Mirabito Holdings, Incorporated, formed a limited liability corporation (LLC) in November 2010 for the purpose of providing natural gas in areas of New York and Pennsylvania that currently do not have natural gas service. This new venture, Leatherstocking Gas Company, LLC, ("Leatherstocking") is currently moving forward on expansions to several areas in the northeast. The Company and Mirabito Holdings, Incorporated each own 50% of the joint venture and each appoint three managers to operate the new company. The seventh manager is a neutral manager agreed to by the Company and Mirabito Holdings, Incorporated who is not an officer, director, shareholder or employee of either company. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Holdings, Incorporated; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. There are no significant financial transactions to report and therefore no amounts to consolidate at March 31, 2012. Leatherstocking has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. Leatherstocking received a franchise from the Village of Sidney, New York, on February 28, 2011 and from the Town of Sidney, New York, on November 9, 2011. On November 23, 2011, Leatherstocking filed for thirteen franchises in Susquehanna County, Pennsylvania. Leatherstocking received a franchise from the town of Bainbridge, New York on December 13, 2011. The Company has been working with local economic developmentand government officials along with State lawmakers to secure a certificate of public convenience to serve these sections. The Company anticipates receiving the required approvals to serve in Pennsylvania in the summer of 2012. Once the certificate is issued the Company will commence building facilities. Additionally Leatherstocking continues to be in discussions with municipal officials along the I-88 corridor in New York State. Leatherstocking is still acquiring municipal utility franchises and intends to connect to existing and new gas production in the area. Leatherstocking officials also intend to connect to the Constitution Pipeline which is a joint venture between Cabot Oil & Gas Corp. and Williams Partners, LP and is scheduled to be operational in March of 2015.

Note 13 - Stock Dividend

On March 21, 2011, the Company set April 1, 2011 as the record date for a one for two stock dividend on its outstanding common stock as authorized by the NYPSC in an order dated March 17, 2011. On April 20, 2011 each shareholder of record as of close of business on the record date was paid one share of common stock for each two shares held by such holder. Due to this stock dividend, all computations of number of shares and earnings per share have been adjusted retroactively for prior periods to reflect the change in capital structure.

Page 10.

Note 14 - Settlement of Lawsuits

On December 30, 2011, the Company entered into a definitive Settlement and Release Agreement (the "Agreement") settling two lawsuits by a former Chairman of the Company. As previously disclosed, Thomas K. Barry sought damages from the Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer to the Company's Form 10-K for the fiscal year ended September 30, 2011 for disclosure regarding the original claims. Under the Agreement, the Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning next year the Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry's deferred compensation agreement) for the longer of ten years or Mr. Barry's lifetime. The Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry's lifetime up to a maximum of 20 payments to replace the life insurance policy. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The Company had previously reserved for past due payments as well as accrued a liability for future payments under the deferred compensation agreement and key-man life insurance policy. The savings associated with the reversal of past due payments and change in the liabilities for future payments under the deferred compensation agreement were recognized as a decrease to operating and maintenance expense. The reversal of accrued liability for the key man insurance policy was recognized in other income. The after tax benefit that resulted from these entries is approximately $400,000 after accounting for legal fees associated with the settlement which are shown in other deductions, net.

On March 23, 2012, a complaint filed by Richard M. Osborne and Gas Natural, Inc. in the U.S. District Court for the Northern District of Ohio against four of the Company's directors and, nominally, against the Company (collectively "Defendants"). Richard M. Osborne and Gas Natural Inc. v. Michael I. German, Henry B. Cook, Ted W. Gibson, George J. Welch and Corning Natural Gas Corporation, Civ. Action No. 1:11-CV-744-CAB, N.D. Ohio (the "Action"), was dismissed by the court. The plaintiffs claimed that the directors breached their fiduciary duties to shareholders of the Company by (i) allegedly failing to maximize shareholder value in connection with the Company's responses to non-binding cash and stock offers to acquire the Company made by Gas Natural, Inc., that was withdrawn before the Company acted upon it; and (ii) allegedly diluting the holdings of Osborne and Gas Natural, Inc. by conducting a rights offering in July and August of 2010. The complaint also alleged, in the alternative, a derivative claim against the named directors for the same conduct. The complaint sought to recover compensatory damages in an unspecified amount in excess of $75,000 and to rescind the rights offering, as well as payment of costs and interest. The Action was dismissed for lack of personal jurisdiction. There is no impact to the financial statements as there was no liability or loss contingency recorded to date.

Note 15 - Effective Tax Rate
Income tax expense for the six months ended March 31 is as follows:

	2012	2011
Current	$210,843	$817,409
Deferred	819,822	149,131
Total	$1,030,665	$966,540

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:

	2012	2011
Expected federal tax expense	$969,553	$900,254
State tax expense (net of federal)	202,465	187,994
Prior period AMT reconciliation	67,961	-
Other, net	(209,314)	(121,708)
Actual tax expense	$1,030,665	$966,540

The effective tax rate for the period ending March 31, 2012 was 40% instead of the expected rate of 41.1% due to reconciliation of a prior period tax liability offsetting the benefits of bonus depreciation. The effective tax rate for the period ending March 31, 2011 was 36.5% instead of the expected 41.1% primarily because of bonus depreciation.

Note 16 - Private Placement of Common Stock

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

Note 17 - Subsequent Events

On April 20, 2012, the NYPSC issued a final order in the Company's rate case. The Company's revenues will increase by $944,310 in rate year one, an additional $899,674 in rate year two and by an additional $323,591 in rate year three. The Company will also be allowed to keep an additional $294,284 in production revenues before being subject to a revenue sharing mechanism. The new rates are effective on May 1, 2012.

Page 11.

As part of the rate order, the NYPSC approved amortizing the reporting penalty ordered in Case 08-G-1137 over a seven year period as requested by the Company.

On April 20, 2012, the NYPSC also denied the petition in Case 09-G-0790 requesting authority to transfer pipelines 2, 3 and 6 from utility operations to a non-utility entity. The Company is reviewing the order and considering filing a petition for rehearing.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional research capacity in our service area that is increasing our revenue and margins. Several new institutional and commercial facilities have been announced in our service territory. For example, the following projects are moving forward: a new hospital, two local motels, a new dormitory for the local community college, a large expansion to a local museum and a new math/science high school. We have contracted with a large asphalt plant to provide expanded service starting in May 2012. We believe that one of our most promising growth opportunitities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and we believe that pipeline could, depending on the volume of gas extracted and directed through the pipeline by the producer, significantly increase throughput on our system and have a significant impact on margins. In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, we have formed a joint venture, Leatherstocking Gas Company, LLC, to pipe gas to areas of the northeast currently without gas service. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

Our infrastructure improvement program has focused on the replacement of older distribution mains and customer service lines. In 2011 we replaced 8.1 miles of pipe and 439 services. We have begun work on the systematic replacement of 7 1/2 miles of bare steel pipe and 350 bare steel services for 2012. We will also replace approximately one additional mile of Line 15 which is the high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport, New York. The Company has started installing a new distribution line to a local Asphalt Plant to assist them in fuel cost savings. Additionally the Company will continue on its goal to end the calendar year with 10 or less repairable leaks remaining on our books.

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended March 31, 2012, net income decreased by $31,702 compared to the same period in 2011 mainly due to lower volumes of gas and higher property taxes. Net Income decreased $133,304 for the six months ended March 31, 2012 compared to last year because of a negative lost and unaccounted for incentive ("LAUF"), lower volumes of gas sold due to warmer weather, increased taxes other than income taxes and much higher depreciation expense. These expense increases were partially offset by the benefits that resulted from the settlement of the Barry lawsuits (see Note 14 - Settlement of Lawsuits in notes to our consolidated financial statements for additional information) and increased local production revenues. As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2012 fiscal year to date, stockholders' equity increased from $14,945,647 to $18,126,303. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2012 to date, we have spent $3.3 million on projects and safety-related infrastructure improvements. For the first six months of fiscal 2012 we repaired 169 leaks, replaced 233 bare steel services and replaced 26,539 feet of bare steel main.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net Income	$1,137,157	$1,168,859	$1,547,961	$1,681,265

Shareholders' equity	$18,126,303	$14,945,647	$18,126,303	$14,945,647

Shareholders' equity per weighted average share	$9.21	$8.59	$9.58	$8.63

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

Utility operating revenues decreased $1.4 million in the three months ended March 31, 2012 compared to the same period last year due to decreased usage partially offset by more favorable regulatory amortizations and higher local production volumes. Operating revenues for the six months ended March 31, 2012 compared to the prior period decreased $2.4 million due to much lower volumes and the reversal of a prior period LAUF incentive benefit partially offset by more favorable regulatory amortizations and reconciliations and higher local production volumes. As of September 1, 2009, 100% of the fixed amount and 80% of the monthly volumetric charge due to line 13 (our pipeline connecting Marcellus production in Pennsylvania to the rest of our distribution system) are now allocated to offset our costs of building the pipeline. As of fiscal year 2011, we are recognizing the revenue and increasing the accumulated depreciation and depreciation expense instead of offsetting Plant. Other revenue decreased for this fiscal year to date compared to last year because of the LAUF incentive benefit reversal. We reconcile several accounts on an annual basis, two of the biggest being the RDM and LAUF incentive reconciliations. The RDM was reconciled for the first time in fiscal year 2011 to reflect the difference between actual delivery revenue and the target revenue filed with the NYPSC and resulted in a negative income impact in that year because we had recorded revenues higher than the target. In fiscal 2012, we were closer to our revenue target and therefore had a smaller negative impact on revenues. For the annual reconciliation of LAUF in December of 2011, we had a benefit of $43,044 that partially offset the reversal of $365,194 for the period ended December 2010. The following tables further summarize other income on the operating revenue table:

Page 12.
	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Other gas revenues:
Customer discounts forfeited	$26,879	$31,158	$39,590	$43,078
Reconnect fees	740	140	2,340	1,600
Gas revenues subject to refund	134,694	21,519	(96,413)	(83,103)
Surcharges	2,777	3,007	5,625	6,023
Total other gas revenues	$165,090	$55,824	($48,858)	($32,402)

	2012	2011	2012	2011
Gas revenues subject to refund:
Rate case amortizations	$-	$5,091	$4,093	$10,182
DRA carrying costs	2,171	1,885	7,718	10,077
Line 15 Carrying Costs	22,259	-	40,719	-
Estimated second stage rate increase accrual	-	41,050	-	101,319
Monthly RDM amortizations	110,264	(65,275)	195,028	(99,482)
Capacity Release Income	-	38,768	-	51,690
Annual RDM reconciliation	-	-	(25,374)	(156,889)
Annual MFC reconciliation	-	-	3,553	-
LAUF incentive reconciliation	-	-	(322,150)	-
	$134,694	$21,519	($96,413)	($83,103)
The following table summarizes our operating revenue:

	Three Months Ended March 31,	Six Months Ended March 31,
	2012	2011	2012	2011
Retail revenue:
Residential	$4,722,364	$5,648,060	$7,405,121	$8,825,118
Commercial	811,662	964,520	1,246,305	1,444,865
Industrial	16,224	13,570	34,360	28,169
Transportation	1,513,255	1,751,535	2,684,610	3,120,801
Total retail revenue	7,063,505	8,377,685	11,370,396	13,418,953
Wholesale	653,465	940,089	1,178,223	1,665,666
Local Production	260,607	199,889	556,201	373,054
Other	165,090	55,824	(48,858)	(32,402)
Total utility operating revenue	$8,142,667	$9,573,487	$13,055,962	$15,425,271

Gas purchases are our largest expense. We entered into a new gas management agreement with Conoco Phillips Corporation effective as of April 1, 2011. Purchased gas expense decreased $1.4 million for the three months ended March 31, 2012 and $1.9 million for the six months ended March 31, 2012 compared to the same periods last year due primarily to lower prices and more favorable GAC adjustments for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 8.02% for the three months ended March 31, 2012 and 5.74% for the six months ended March 31, 2012 compared to the same periods last year primarily because of favorable GAC adjustments for the period and lower gas prices.

Page 13.
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Utility operating revenues	$8,142,667	$9,573,487	$13,055,962	$15,425,271

Natural gas purchased	3,409,252	4,775,857	5,406,366	7,272,905

Margin	$4,733,415	$4,797,630	$7,649,596	$8,152,366

Margin %	58.13%	50.11%	58.59%	52.85%

Operating Expenses

Operating and maintenance expense decreased $82,832 in the second quarter of fiscal 2012 compared to the same quarter of fiscal 2011 mainly because more payroll costs are being capitalized this period due to an early start on projects with the current warm weather. These expenses decreased $758,914 for the year to date in 2012 compared to 2011 due primarily due to recognition of the savings associated with the settlement of the Barry lawsuits (see Note 14 - Settlement of Lawsuits in notes to our consolidated financial statements for further information) and because more payroll costs were capitalized for major projects completed at the end of calendar year 2011 and new projects started in the beginning of 2012. Depreciation expense increased by $91,938 in this quarter and $218,231 for the year to date as compared to the same periods in 2011 mainly due to increased local production revenues which affect depreciation (see Revenue and Margin discussion above) offset by a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. Interest expense showed an increase of $3,724 for the quarter and $46,441 for the year from fiscal 2012 to 2011 due to new loan instruments in the period and an adjustment to interest for carrying costs allowed per the NYPSC on the Temporary State Assessment in December 2010 partially offset by lower interest rates this fiscal year.

Net Income

Net income decreased $31,702 for the quarter ended March 31, 2012 compared to the same period in 2011 mainly due to lower volumes of gas sold and higher property taxes. For the first six months of the fiscal year net income decreased $133,304 compared to same period last year due mainly to a negative LAUF, lower volumes of gas sold, increased taxes other than income taxes and much higher depreciation expense. These expense increases were partially offset by the benefits that resulted from the settlement of the Barry lawsuits in the current period (see Note 14 - Settlement of Lawsuits in notes to our consolidated financial statements for additional information) and increased local production revenues.

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

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $4.0 million annually due to an infrastructure investment mandate in our recent rate orders from the NYPSC. In fiscal year 2012 to date, we have spent approximately $3.3 million on projects and safety-related infrastructure improvements.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have a $7.0 million revolving line of credit with an interest rate of the greater of 3.25% or 2.25% above the 30-day LIBOR. As of March 1, 2010, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account up to the $7.0 million limit. In February 2012 this limit was removed and the interest rate was lowered to the greater of 3.25% or 2.5% above the 30-day LIBOR. The amount outstanding under this line on March 31, 2012 was approximately $3 million with an interest rate of 3.25%. Collateral assignments have been executed which assign to the lender various rights in the Rabbi Trust investment account established to fund the Company's deferred compensation plan obligations, shown on the balance sheet as "Investments". In addition, our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $12 million in long term debt outstanding including current year installments as of March 31, 2012. We repaid $475,081 in the first six months of fiscal 2012 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with Manufacturers and Traders Trust Company to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. On March 4, 2010, the $6 million loan agreement with Manufacturers and Traders Trust Company was amended to increase the interest rate to 6.5% and to make other adjustments.

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

(ii) Maintain a debt to tangible net worth ratio of less than 3.0 to 1.0, and

(iii) Maintain a debt service coverage ratio of 1.10 to 1.

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of one month LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The interest rate was 4.5% as of March 31, 2012. We believe we are in compliance with the financial covenants in this debt instrument as of its measurement date on September 30, 2011.

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

On October 27, 2010, the Company entered into a Multiple Disbursement Term Note with Manufacturers and Traders Trust Company in the amount of $1,865,000 to refinance construction costs originally financed through internally generated funds. The interest rate of this note is 5.76% and is payable monthly for five years calculated on a ten-year amortization schedule. A final payment equal to the outstanding principal and interest will be due on November 27, 2015, the maturity date.

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25% above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of March 31, 2012.

Page 14.

The Company is in compliance with all of our loan covenants as of March 31, 2012.

During this quarter, we mainly withdrew gas from storage and as of March 31, 2012, had a balance of $846,884 worth of gas in storage. During the next quarter, we will be injecting gas into storage so we will have sufficient gas to supply our customers for the next winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In February 2012, we refinanced our revolving line of credit at an interest rate of the greater of 3.25% or the 30-day LIBOR plus 2.25%. The interest rate on this loan is adjusted monthly and was 3.25% at March 31, 2012. We are in compliance with the financial covenants in this debt instrument as of March 31, 2012.

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

On November 2, 2009, the Company filed a petition in Case 09-G-0790 for authority to transfer its pipelines 2, 3 and 6 from utility operations to a non-utility entity. These pipeline facilities are not currently needed for the Company to provide its natural gas distribution service. In the future, however, these facilities may be useful for the purpose of transporting locally produced natural gas, a business distinct from the Company's provision of distribution service. On April 20, 2012 the Commission denied the Company's petition. The Company is reviewing the order and considering filing a petition for a rehearing.

On January 13, 2010, the Company and Talisman filed a joint application with the NYPSC in Case 10-T-0019 to transfer the New York Public Service Law Article VII Certificate, that had permitted the construction and operation of the 6" pipeline referred to above, from Talisman to the Company and to amend the Article VII Certificate to permit the construction of a compressor station in the Town of Caton, New York. On July 26, 2010, the NYPSC approved the transfer and amendment of the Article VII Certificate. This order provides for the transfer of the 6" pipeline and grants the Company the authority to build the compressor station in Caton. It also permits the upgrade of certain Company pipeline facilities. This order will facilitate the movement of Marcellus Shale gas into and through the Company's pipelines.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC, in Case 10-G-0598 that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS has requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company conducted a comprehensive review of the BEGWS claim. The Company installed new meters for BEGWS in 2009 and believes that those meters and the resulting bills have been accurate. On January 26, 2011, the Company responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. In testimony filed by its consultants on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747. The Company contested the testimony filed on July 8, 2011. The Company and BEGWS met with the NYPSC Staff on July 11, 2011, to discuss findings to date on the petition. No order has been issued by the NYPSC on this matter. The meter investigation associated with the petition is ongoing. Currently, the Company does not believe that the BEGWS petition, whether it is granted or not, would have a material financial impact.

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

On May 19, 2011, the NYPSC, in Case 08-G-1137, issued an Order Modifying the Regulatory Matrix and Establishing Liability. The order granted, with one exception, the request of Corning Natural Gas Corporation to eliminate the Regulatory Matrix that was originally established in Case 05-G-1359. The NYPSC removed the Regulatory Matrix penalties associated with accounting, leak reporting, and gas supply related requirements; but it continued the cathodic protection reporting requirement and associated penalties of $32,750 per deficiency per year. The order concluded that the Company had failed to submit annual reports for 2009 and 2010, and assessed a total penalty of $65,500 for those asserted failures. On June 3, 2011, the Company filed a petition for re-hearing requesting that the penalty determination pertaining to cathodic protection reporting be rescinded, or in the alternative, that the issue of the penalty be incorporated into the Company's base rate case (Case 11-G-0280). On October 13, 2011 the NYPSC denied the Company's rehearing request. The Staff of the NYPSC in Case 11-G-0280 recommended that the penalty amount be amortized over a seven year period. That recommendation was approved by the NYPSC in the rate order issued April 20, 2012.

Page 15.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015).

On July 15, 2011, the Staff filed a motion to strike certain passages of the Company's testimony in the rate case. The Staff motion sought to exclude the prepared direct testimony and exhibits of the Company's witnesses as they pertain to the proposed transfer of certain pipeline facilities, the establishment of a holding company structure, and expenditures for the expansion of Coming's franchise in the Town of Virgil. The Company filed a response on July 25, 2011 to oppose Staff's motion on the basis that all of the issues raised by the NYPSC can be properly considered in the rate case. A ruling from the Administrative Law Judges was issued on August 2, 2011. The ruling granted the Staff's motion insofar as it pertained to the transfer of pipeline facilities and formation of a holding company on the ground that those matters should be addressed in separate proceedings. The ruling denied the Staff's motion to strike evidence on the expansion of the Virgil franchise, concluding that the consideration of the financial aspects of the expansion was appropriate in the pending rate case. On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provides for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2012 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The cumulative revenue increases over the three years total $4,955,869. The Proposal also provides the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provides for property tax reconciliation, treatment of future local production investment, allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates becoming effective May 1, 2012.

On September 15, 2011, the Company filed a petition with the NYPSC seeking amendment of the Certificate of Public Convenience and Necessity (the "Certificate") granted by the NYPSC in its "Order Granting a Certificate of Public Convenience and Necessity" issued June 19, 2009 in Case 09-G-0252 to permit the Company to expand service within the Town of Virgil, Cortland County, beyond those areas in which service was authorized pursuant to the Certificate. It is unknown at this time when the NYPSC will act on the Company's request.

On February 8, 2012, the Company filed Case 12-G-0049 requesting authorization to issue $12,650,000 in debt and $12,650,000 equity to support the utility infrastructure and growth programs ($20,950,000), Leatherstocking ($1,800,000) and non-utility investments ($2,500,000). As a result of discussions with the NYPSC, the Company requested that the petition be bifurcated and that the NYSPC immediately review and approve that portion of the petition's funding request pertaining to the Company's gas distribution system. The Commission decision is expected in May 2012.

On March 26, 2012, the Company filed a petition with the NYPSC in Case 12-G-0141 requesting authority to reorganize into a holding company structure. The Company is one of the few energy utilities in New York State that does not have a holding company structure. The Company has concluded that the absence of such a structure, and particularly the flexibility it affords for financing, is inhibiting the raising of capital.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ

Page 16.

materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and under the heading "Risk Factors" in the prospectus, dated July 19, 2010, forming a part of our Registration Statements on Form S-1 (No. 333-166008), in addition to:
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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's principal executive officer and principal financial officer each concluded that the Company's disclosure controls and procedures are effective as of March 31, 2012.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

On April 15, 2011, the Company received a copy of a complaint filed by Richard M. Osborne and Gas Natural, Inc. in the U.S. District Court for the Northern District of Ohio against four of the Company's directors and, nominally, against the Company (collectively "Defendants"). Richard M. Osborne and Gas Natural Inc. v. Michael I. German, Henry B. Cook, Ted W. Gibson, George J. Welch and Corning Natural Gas Corporation, Civ. Action No. 1:11-CV-744-CAB, N.D. Ohio (the "Action"). The plaintiffs claimed that the directors breached their fiduciary duties to shareholders of the Company by (i) allegedly failing to maximize shareholder value in connection with the Company's responses to non-binding cash and stock offers to acquire the Company made by Gas Natural, Inc., that was withdrawn before the Company acted upon it; and (ii) allegedly diluting the holdings of Osborne and Gas Natural, Inc. by conducting a rights offering in July and August of 2010. The complaint also alleged, in the alternative, a derivative claim against the named directors for the same conduct. The complaint sought to recover compensatory damages in an unspecified amount in excess of $75,000 and to rescind the rights offering, as well as payment of costs and interest.

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

Page 17.

On March 23, 2012 the Court dismissed the Action for lack of personal jurisdiction.

Pursuant to the Company's by-laws, the named directors are entitled to advancement of the expenses of their defense of the litigation, and indemnification of any liability, subject to each director's undertaking to repay such advances in the event it is determined that they are not entitled to indemnification under applicable New York law.

In addition, Gas Natural has also sued in New York State Court in Steuben County as a shareholder, seeking books and records related to the 2010 rights offering and Gas Natural's non-binding tender offer for the Company. On March 22, 2012, the Court ordered the Company to provide certain books and records of the Company by May 20, 2012.

On December 30, 2011, the Company entered into a definitive Settlement and Release Agreement (the "Agreement") settling two lawsuits by a former Chairman of the Company. As previously disclosed, Thomas K. Barry sought damages from the Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer to the Company's Form 10-K for the fiscal year ended September 30, 2011 for additional disclosure regarding the original claims. Under the Agreement, the Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning next year the Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry's deferred compensation agreement) for the longer of ten years or Mr. Barry's lifetime. The Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry's lifetime up to a maximum of 20 payments in lieu of a life insurance policy. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The Company had previously reserved for past due payments as well as accrued a liability for future payments under the deferred compensation agreement and key-man life insurance policy.

Item 1A. Risk Factors.

Please refer to the Company's Form 10-K for the fiscal year ended September 30, 2011 for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

10.1 Letter of Commitment between the Company and Community Bank N.A. dated February 15, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 27, 2012)

10.2 Commercial Line of Credit Agreement and Note between the Company and Community Bank N.A. dated February 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 27, 2012)

31.1* Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2* Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1** Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101** The following materials from the Corning Natural Gas Corporation Quarterly Report on Form 10-Q for the period ended March 31 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at March 31, 2012, March 31, 2011 and September 30, 2011,

(ii) the Consolidated Statements of Comprehensive Income for the three months and six months ended March 31, 2012 and March 31, 2011,

(iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and March 31, 2011, and (iv) related notes to the Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

____________

* Filed herewith

**Furnished herewith

Page 18.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CORNING NATURAL GAS CORPORATION

Date: May 11, 2012	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2012	By: /s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Page 19.