Form 10-Q
period 2012-06-30
CORNING NATURAL GAS CORP
filed 2012-08-07
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5.00 par value	1,973,747
Class	Shares outstanding as of August 14, 2012

Page 2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management's discussion and Analysis of Financial

Condition and Results of Operations

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2012.

Page 3.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)
Assets	June 30, 2012	June 30, 2011	September 30, 2011

Plant:
Utility property, plant and equipment	$52,104,246	$46,301,020	$47,490,565
Less: accumulated depreciation	(15,602,485)	(14,061,321)	(14,361,951)
Total plant utility and non-utility, net	36,501,761	32,239,699	33,128,614

Investments:
Marketable securities available-for-sale at fair value	2,188,414	2,402,992	2,267,268

Current assets:
Cash and cash equivalents	107,988	161,107	173,245
Customer accounts receivable, (net of allowance for
uncollectible accounts of $79,933, $32,634
and $46,080) respectively	1,814,478	1,983,706	1,598,241
Gas stored underground, at average cost	1,672,727	1,906,831	2,832,932
Materials and supplies inventory	1,101,700	726,569	1,188,017
Deferred income tax	-	216,380	-
Prepaid expenses	952,881	913,638	703,959
Total current assets	5,649,774	5,908,231	6,496,394

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	275,267	17,150	536,648
Deferred regulatory costs	2,337,238	1,035,836	1,207,028
Unamortized debt issuance cost (net of accumulated
amortization of $477,861, $431,839 and $443,854),
Respectively	253,069	281,753	286,093
Deferred income taxes	769,814	-	1,308,298
Other	234,766	232,074	221,089
Total deferred debits and other assets	3,870,154	1,566,813	3,559,156

Total assets	$48,210,103	$42,117,735	$45,451,432

See accompanying notes to consolidated financial statements.

Page 4.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

Liabilities and capitalization:	June 30, 2012	June 30, 2011	September 30, 2011

Current liabilities:
Current portion of long-term debt	$1,341,751	$1,145,269	$945,063
Demand notes payable	750,000	750,000	750,000
Borrowings under lines-of-credit	4,530,844	2,358,958	4,178,784
Accounts payable	1,821,648	1,702,540	1,882,249
Accrued expenses	1,241,152	1,310,146	1,338,446
Customer deposits and accrued interest	784,319	589,206	1,034,319
Dividends declared	236,435	200,869	205,375
Deferred income taxes	223,509	-	147,779
Total current liabilities	10,929,658	8,056,988	10,482,015

Long-term debt, less current installments	10,434,184	9,807,519	11,534,801

Deferred credits and other liabilities:
Deferred income tax	-	733,955	-
Deferred compensation	1,198,217	1,850,111	1,849,019
Deferred pension costs & post-retirement benefits	7,502,091	6,855,493	6,622,459
Other	297,907	167,201	316,556
Total deferred credits and other liabilities	8,998,215	9,606,760	8,788,034

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 1,972,193 shares at
June 30, 2012, 1,748,582 shares at June 30, 2011
and 1,787,769 at September 30, 2011)	9,860,965	8,742,910	8,938,845
Other paid-in capital	9,033,104	7,065,322	7,382,167
Retained earnings	1,953,719	1,484,905	1,018,766
Accumulated other comprehensive loss	(2,999,742)	(2,646,669)	(2,693,196)
Total common stockholders' equity	17,848,046	14,646,468	14,646,582

Total liabilities and capitalization	$48,210,103	$42,117,735	$45,451,432

See accompanying notes to consolidated financial statements.

Page 5.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Utility operating revenues	$3,806,388	$4,750,563	$16,862,351	$20,175,835
Natural gas purchased	915,381	1,861,956	6,321,747	9,134,862
Gross margin	2,891,007	2,888,607	10,540,604	11,040,973

Cost and expense
Operating and maintenance expense	1,709,284	1,884,517	4,566,258	5,500,405
Taxes other than income taxes	442,736	447,042	1,406,200	1,337,278
Depreciation	427,837	407,641	1,266,429	1,028,002
Other deductions, net	76,440	85,786	373,644	195,361
Total costs and expenses	2,656,297	2,824,986	7,612,531	8,061,046

Utility operating income	234,710	63,621	2,928,073	2,979,927

Other income and (expense)
Interest expense	(224,848)	(216,546)	(724,969)	(670,225)
Non-utility expense	(7,492)	(2,058)	(9,292)	(7,512)
Other Income	642	1,591	290,533	12,943
Investment income	18,703	21,846	91,719	176,851
Rental income	12,138	12,138	36,414	36,414

Net income from operations, before income tax	33,853	(119,408)	2,612,478	2,528,398

Income tax benefit (expense), current	335,425	(1,800,484)	124,582	(2,617,893)
Income tax benefit (expense), deferred	(300,080)	1,848,227	(1,119,902)	1,699,096
Total tax benefit (expense)	35,345	47,743	(995,320)	(918,797)

Net income (loss)	69,198	(71,665)	1,617,158	1,609,601

Other comprehensive (loss)
Pension adjustment, net of tax	(106,488)	(124,599)	(410,640)	(373,796)
Net unrealized gain (loss) on securities available for sale	(27,261)	(23,954)	104,094	(33,021)
Total other comprehensive (loss)	(133,749)	(148,553)	(306,546)	(406,817)

Total comprehensive income (loss)	($64,551)	($220,218)	$1,310,612	$1,202,784

Weighted average earnings per share-
basic:	$0.04	($0.04)	$0.84	$0.93
diluted:	$0.03	($0.04)	$0.84	$0.92

Average shares outstanding - basic	1,972,193	1,747,035	1,918,798	1,736,357
Average shares outstanding - diluted	1,983,937	1,772,739	1,931,652	1,756,123

See accompanying notes to consolidated financial statements.

Page 6.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,617,158	$1,609,601
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	1,266,429	1,028,002
Unamortized debt issuance cost	34,007	34,768
Regulatory Amortizations	1,201,913	1,286,491
Stock issued for services and stock option expense	223,095	118,801
Pension adjustment	(410,640)	(373,796)
Loss (Gain) on sale of marketable securities	(75,188)	4,753
Deferred income taxes	614,214	127,286
Bad debt expense	133,648	129,364

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(349,885)	(861,486)
Gas stored underground	1,160,205	789,564
Materials and supplies inventories	86,317	48,108
Prepaid expenses	(248,922)	53,400
Unrecovered gas costs	261,381	1,075,879
Deferred regulatory costs	(1,335,369)	(224,189)
Other	(13,677)	(63,740)
Increase (decrease) in:
Accounts payable	(60,601)	334,656
Accrued expenses	(97,294)	467,211
Customer deposits and accrued interest	(250,000)	(493,862)
Deferred compensation	(650,802)	(87,995)
Deferred pension costs & post-retirement benefits	(117,122)	(13,437)
Other liabilities and deferred credits	12,411	17,189
Net cash (used in) provided by operating activities	3,001,278	5,006,568

		Page 7.

Cash flows from investing activities:
Purchase of securities available-for-sale	(1,042,417)	(1,765,423)
Sale of securities available-for-sale	1,300,553	1,691,527
Capital expenditures	(4,639,576)	(2,519,436)
Net cash (used in) provided by investing activities	(4,381,440)	(2,593,332)

Cash flows from financing activities:
Proceeds under lines-of-credit	11,834,971	10,348,509
Repayment of lines-of-credit	(11,482,911)	(13,130,200)
Debt issuance cost expense	(983)	(13,053)
Cash received from sale of stock	2,350,000	217,607
Dividends paid	(682,243)	(569,521)
Proceeds under long-term debt	18,002	1,878,000
Repayment of long-term debt	(721,931)	(1,053,023)
Net cash (used in) provided by financing activities	1,314,905	(2,321,681)
Net (decrease) increase in cash	(65,257)	91,555

Cash and cash equivalents at beginning of period	173,245	69,552

Cash and cash equivalents at end of period	$107,988	$161,107

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$723,551	$666,663
Income taxes	$132,129	$541,913

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

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

Page 8.

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

Note 3 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. There was a drop in the discount rate from 5.5% to 5.25% in 2010 and from 5.25% to 5% in 2011. That drop was offset by changes in assumptions in the increase rate of compensation which decreased from 4.5% to 3% in 2010 and from 3% to 2% in 2011. The quarterly accruals for estimated annual pension liability partially offset by the unrealized gain on securities available for sale for the current quarter resulted in an OCI loss of $306,546 for the nine months ended June 30, 2012. The quarterly accruals for estimated annual pension liability added to the unrealized loss for the nine months ended June 30, 2011 and resulted in an OCI loss of $406,817 for the period.

Page 9.
June 30,		June 30,	September 30,
2012		2011	2011
Pension adjustment	(3,014,936)	(2,656,100)	(2,604,296)
Net unrealized gain/(loss) on securities available for sale	15,194	9,431	(88,900)
Accumulated other comprehensive loss	(2,999,742)	(2,646,669)	(2,693,196)

Note 4 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:
	Nine Months Ended June 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011

Service cost	$246,496	$249,794	$10,791	$10,364
Interest cost	578,506	582,044	31,177	31,440
Expected return on plan assets	(583,646)	(557,278)	-	-
Amortization of prior service cost	12,314	12,604	(8,768)	(8,768)
Amortization of net (gain) loss	529,149	622,025	(18,355)	(27,054)
Net periodic benefit cost	$782,819	$909,189	$14,845	$5,982

Contributions

The Company expects to contribute $1.4 million to its Pension Plan and $53,000 to its other Post Retirement Benefit Plan in fiscal year 2012. A total of $842,793 has been paid to the Pension Plan for the first nine months of this fiscal year.

Note 5 - Rate Cases

In August 2009, in Case 08-G-1137, the New York Public Service Commission ("NYPSC") approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM), a refund or surcharge on customer bills to reflect differences between actual delivery revenue from residential customers and a revenue target. The order also contained a year two "capital tracker". This allowed the Company to file for rate relief in 2010 for new capital projects without a full rate proceeding. In addition, the percentage of revenues from gas producers retained by the Company as an incentive was increased from 10% to 20%. On January 25, 2011, the NYPSC approved an estimated increase in rates of $164,000 associated with the "capital tracker". The final amount determined on the actual capital expenditures and additional property taxes from September 2010 through August 2011 was $228,342.

On April 20, 2012, the NYPSC issued a final order in Case 11-G-0280 approving a Joint Proposal (the "Proposal") for a three-year rate plan. The Proposal provides for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provides the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provides for property tax reconciliation,

Page 10.

treatment of future local production investment, allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. Rates became effective May 1, 2012.

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

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of June 30, 2012.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. The new maturity date is August 31, 2012 unless accelerated or demanded sooner. The Company expects to extend this note for another year before the present maturity date.

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

In February 2011, we renewed our $7.0 million revolving line of credit with Community Bank N.A. The line of credit had a fluctuating interest rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25% and expired on February 28, 2012. In February 2012, we refinanced the line of credit with Community Bank and the new line of credit bears interest at the greater of 3.25% or the 30-day LIBOR plus 2.25%. The interest rate on this loan is adjusted monthly and was 3.25% at June 30, 2012.

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25% above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of June 30, 2011.

Page 11.

Note 7 - Director Compensation

The board of directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company (see Note 13 for further information). The shares awarded become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors. On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 30, 2010. Since these shares are restricted, in recording compensation expense, the expense accrued is 25% less than the closing price of the stock on the day the stock was awarded. Management of the Company believes this discount is reasonable for thinly traded stock such as that of the Company. The Company did not discount the value of the stock paid to the directors who resigned from the board since those shares became unrestricted when held by a non-affiliate for at least six months. On April 29, 2011, shares were issued for service for the quarters ended December 31, 2010 and March 31, 2011. Joseph Mirabito, William Mirabito and John Williamson III were each paid 247 shares of common stock for the quarter ended December 31, 2010 because they served for a portion of that quarter. On February 22, 2012, shares were issued for service for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011. No shares have been issued yet for the quarters ended March 31, 2012 or June 30, 2012. Information regarding shares of stock awarded to directors in fiscal 2012 is summarized below.

	Fees Earned or Paid	2/22/2012
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $12.975/Share)	($)	($)
6 Directors	-	6,750	87,581	87,581

Note 8 - Fair Value Measurements

The Company has determined the fair value of certain assets through application of FASB ASC 820.

Fair value of assets and liabilities measured on a recurring basis at June 30, 2012, June 30, 2011 and September 30, 2011 are as follows:
Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
June 30, 2012
Available-for-sale securities	$2,188,414	$2,188,414	0	0

June 30, 2011
Available-for-sale securities	$2,402,992	$2,402,992	0	0

September 30, 2011
Available-for-sale securities	$2,267,268	$2,267,238	0	0

Page 12.

Gains and losses included in earnings for the periods reported in investment income as follows:
Investment Income	Three Months Ended June 30,		Nine Months Ended June 30,
2012		2011	2012	2011

Total gains or (losses) included in earnings	$18,703	$21,846	$91,719	$176,851

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 9 - Stock Options

On September 23, 2008, the board of directors approved performance based stock options for the officers totaling 19,000 shares at an exercise price of $17.00 per share. 9,000 of these options vested on the first anniversary of the grant date and 5,000 vested on the second anniversary of the grant date. The remaining 5,000 of these options vested on the third anniversary of the grant date. No additional options were granted during fiscal years ended September 30, 2009 and September 30, 2010. On December 14, 2010, the board of directors granted 9,000 compensatory stock options to certain of the Company's executive officers at an exercise price of $19.25 per share. These options were exercisable on or after December 15, 2011 and expire on the fourth anniversary of the grant date. There are no additional options vesting this quarter. No options were issued for the quarters ended March 31, 2012 or June 30, 2012. The number of shares and exercise price of each of the option awards have been adjusted to reflect the stock dividend paid on April 20, 2011 (see Note 13 - Stock Dividend for additional information) and are shown in the next two tables.

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

The following summarizes the stock options outstanding as of June 30, 2012 for the fiscal year to date:

2012
Stock Options
Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at April 1, 2012	42,000	$11.81
Options granted	-
Options exercised during quarter ended June 30, 2012	-
Options canceled during quarter ended June 30, 2012	-
Outstanding at June 30, 2012	42,000	$11.81	1.97 years
Exercisable at June 30, 2012	42,000	$11.81	1.97 years

Page 13.

Note 10 - 311 Transportation Agreement/Compressor Station

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

Note 11 - Dividends

Dividends are accrued when declared by the board of directors. At its regular meeting on December 14, 2010, the board of directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share. The dividend rate of $.1725 reflects the pre-stock split dividend rate (see Note 13 - Stock Dividend for additional information). The board of directors reviewed the quarterly dividend rate at its regular meeting on June 14, 2011 and adjusted the dividend rate to $.115. At its regular meeting on February 10, 2012, the board of directors approved an increase in the quarterly dividend to $.12 a share. Shareholders of record on June 30, 2012, were paid this dividend on July 16, 2012.

Note 12 - Leatherstocking Companies

The Company, in a joint venture with Mirabito Holdings, Incorporated, formed a limited liability company in November 2010 for the purpose of providing natural gas in areas of New York and Pennsylvania that currently do not have natural gas service. This new venture, Leatherstocking Gas Company, LLC, ("Leatherstocking Gas") is currently moving forward on expansions to several areas in the northeast. The Company and Mirabito Holdings, Incorporated each own 50% of Leatherstocking Gas. There are no significant financial transactions to report and therefore no amounts to consolidate at June 30, 2012. In April 2012, Leatherstocking Pipeline Company, LLC ("Leatherstocking Pipeline") was formed in Pennsylvania with the same structure as Leatherstocking Gas. There are no significant financial transactions to report and therefore no amounts to consolidate at June 30, 2012.

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

Note 14 - Settlement of Lawsuits

On December 30, 2011, the Company entered into a definitive Settlement and Release Agreement (the "Agreement") settling two lawsuits by a former Chairman of the Company. As previously disclosed, Thomas K. Barry sought damages from the Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer

Page 14.

to the Company's Form 10-K for the fiscal year ended September 30, 2011 for disclosure regarding the original claims. Under the Agreement, the Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning next year the Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry's deferred compensation agreement) for the longer of ten years or Mr. Barry's lifetime. The Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry's lifetime up to a maximum of 20 payments to replace the life insurance policy. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The Company had previously reserved for past due payments as well as accrued a liability for future payments under the deferred compensation agreement and key-man life insurance policy. The savings associated with the reversal of past due payments and change in the liabilities for future payments under the deferred compensation agreement were recognized as a decrease to operating and maintenance expense. The reversal of accrued liability for the key man insurance policy was recognized in other income. The after tax benefit that resulted from these entries is approximately $378,000 after accounting for legal fees associated with the settlement which are shown in other deductions, net.

On March 22, 2012, the Supreme Court of the State of New York and Steuben County ruled that the Company should supply Gas Natural Inc., a shareholder, certain Company records associated with Gas Natural Inc.'s tender offers in the 2008 to 2010 time frame and the Company's 2010 rights offering. The Company has provided the records to Gas Natural consistent with the court order. Gas Natural Inc. holds approximately 1% of the Company's common stock and its chairman, chief executive officer and largest shareholder is Richard Osborne. Both Mr. Osborne and Gas Natural Inc. have previously engaged in litigation against the Company. We cannot predict whether further litigation may result from Gas Natural Inc.'s review of the records of the Company.

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

Note 15 - Effective Tax Rate
Income tax expense for the nine months ended June 30 is as follows:

	2012	2011
Current	($124,582)	$2,617,893
Deferred	1,119,902	(1,699,096)
Total	$995,320	$918,797

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:
		Page 15.

	2012	2011
Expected federal tax expense	$549,834	$547,264
State tax expense (net of federal)	114,818	114,282
Net operating loss carryforwards	67,961	-
Other, net	262,707	257,251
Actual tax expense	$995,320	$918,797

The effective tax rate for the period ending June 30, 2012 was 38.1% instead of the expected rate of 41.1% due to reconciliation of a prior period tax liability offsetting the benefits of bonus depreciation. The effective tax rate for the period ending June 30, 2011 was 36.3% instead of the expected 41.1% primarily because of bonus depreciation.

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

Note 17 - Employment Agreements

On April 17, 2012, the Company entered into Change of Control Agreements (the "Agreements") with all executive officers other than Michael I. German, the Company's President and Chief Executive Officer. Each Agreement is effective as of April 20, 2012, and terminates on the first to occur of (i) termination of employment prior to a Change of Control (as defined in the Agreements); (ii) one year from the date of the Change of Control; or (iii) May 1, 2017, if no Change of Control has occurred. These Agreements define compensation amounts due upon termination of employment following a Change of Control except in cases of death, good cause or good reason.

Note 18 - Rights Offering

The Company has filed a registration statement with the Securities and Exchange Commission to offer subscription rights to purchase shares and the underlying common stock to the holders of our common stock as of July 2, 2012 and is awaiting effectiveness. Subscribing shareholders would be entitled to purchase one share of our common stock for each eight shares of our common stock they currently own, at a cash exercise price of $15.75 per share. The rights would be granted the shareholders without additional charge to them. The Company has entered into a contract with Registrar and Transfer Company appointing them as Subscription Agent for the rights offering. This rights offering would help fund capital expenditures, the retirement of debt and future growth opportunities.

Page 16.

Note 19 - Subsequent Events

On July 27, 2012, the Company entered into a Line of Credit Agreement and Term Loan Agreement in the amount of $2.45 million with Community Bank, N.A. to fund construction projects in our NYPSC mandated repair/replacement program for 2012. From July 27, 2012 to November 30, 2012 ("Draw Period"), the note will be payable as interest only at a rate of the greater of 3.00 percentage points above 30-day LIBOR or 3.75%. On December 1, 2012, the note will convert to a permanent loan payable monthly for five years with the same interest rate calculated on a ten-year amortization schedule. A final payment will be due on the maturity date equal to the outstanding principal and interest.

On August 2, 2012, the Company received notice that a significant customer filed for protection under Chapter 11 of the United States Bankruptcy Code. They received funding from their principal lender to continue to operate and pay bills going forward. As of June 30, 2012, the Company has reserved $70,000 of the $210,584 outstanding which is consistent with the Company's accounting policies. At this time we remain hopeful that the remaining amount will be collectable. If information comes to our attention that suggests otherwise we will adjust the amount to be collected accordingly.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional research capacity in our service area that is increasing our revenue and margins. Several new institutional and commercial facilities have been announced in our service territory. For example, the following projects are moving forward: a new hospital, two local motels, a new dormitory for the local community college, a large expansion to a local museum and a new math/science high school. We completed a project to provide service to a large asphalt plant in May 2012. We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and we believe that pipeline could, depending on the volume of gas extracted and directed through the pipeline by the producer, significantly increase throughput on our system and have a significant impact on margins. In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, we have formed two joint ventures, Leatherstocking Gas Company, LLC and Leatherstocking Gas Pipeline Company, LLC, to pipe gas to areas of the northeast currently without gas service. We have contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In 2011 we replaced 8.1 miles of pipe and 439 services. We have begun work on the systematic replacement of 7 1/2 miles of bare steel pipe and 350 bare steel services for 2012. We will also replace approximately one additional mile of Line 15, which is the high pressure distribution main that provides gas supply to the Villages of Bath and

Page 17.

Hammondsport, New York. The Company has completed installation of new distribution lines to a local Asphalt Plant and large farm complex to assist them in fuel cost savings. Additionally the Company will continue on its goal to end the calendar year with 10 or fewer repairable leaks remaining on our books.

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended June 30, 2012, net income increased by $140,863 compared to the same period in 2011 mainly due to the rate increase and new reconciliations provided by the new rate order offsetting lower gas volumes. Net Income increased $7,557 for the nine months ended June 30, 2012 compared to last year because the benefits that resulted from the settlement of the Barry lawsuits (see Note 14 - Settlement of Lawsuits in Notes to Consolidated Financial Statements for additional information), the new rate order and increased local production revenues, which partially offset lower volumes of gas sold due to warmer weather, increased taxes other than income taxes and higher depreciation and bad debt expense. The Company has increased its bad debt reserve to reflect the poor payment history of one large customer. As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity as determined under applicable regulations. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2012 fiscal year to date, stockholders' equity increased from $14,646,468 to $17,848,046. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2012 to date, we have spent $4.8 million on projects and safety-related infrastructure improvements. For the first nine months of fiscal 2012 we repaired 198 leaks, replaced 265 bare steel services and replaced 29,282 feet of bare steel main.
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net Income/(loss)	$69,198	($71,665)	$1,617,158	$1,609,601

Shareholders' equity	$17,848,046	$14,646,468	$17,848,046	$14,646,468

Shareholders' equity per weighted average share	$9.05	$8.38	$9.30	$8.44

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

Utility operating revenues decreased $944,175 in the three months ended June 30, 2012 compared to the same period last year due to lower gas costs (a pass through), decreased usage partially offset by the rate increase that became effective in May 2012 and more favorable regulatory amortizations. Operating revenues for the nine months ended June 30, 2012 compared to the prior period decreased $3.3 million due to much lower volumes and the reversal of a prior period lost and unaccounted for ("LAUF") incentive benefit partially offset by more favorable regulatory amortizations and reconciliations and higher local production volumes. As of September 1, 2009, 100% of the fixed amount and 80% of the monthly volumetric charge due to line 13 (our pipeline connecting Marcellus production in Pennsylvania to the rest of our distribution system) are now allocated to offset our costs of building the pipeline. As of fiscal year 2011, we are recognizing the revenue and increasing the accumulated depreciation and depreciation expense instead of offsetting Plant. Other revenue increased for this fiscal year to date compared to last year because of the new reconciliation of contract customer target amounts, a bridge reconciliation of RDM and Merchants Function Charge ("MFC"), which recovers administrative costs related to the acquisition and management of gas supply, due to the current rate order and more

Page 18.

favorable monthly amortizations. We reconcile several accounts on an annual basis, two of the biggest being the RDM and LAUF incentive reconciliations. The RDM was reconciled for the first time in fiscal year 2011 to reflect the difference between actual delivery revenue and the target revenue filed with the NYPSC and resulted in a negative income impact in that year because we had recorded revenues higher than the target. In fiscal 2012, we were closer to our revenue target and therefore had a smaller negative impact on revenues. For the annual reconciliation of LAUF in December of 2011, we had a benefit of $43,044 that partially offset the reversal of $365,194 for the period ended December 2010. The following tables further summarize other income on the operating revenue table:
	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Other gas revenues:
Customer discounts forfeited	$22,413	$32,530	$62,003	$75,608
Reconnect fees	920	680	3,260	2,280
Gas revenues subject to refund	151,783	44,086	55,370	(39,017)
Surcharges	2,730	2,955	8,355	8,979
Total other gas revenues	$177,846	$80,251	$128,988	$47,850

	2012	2011	2012	2011
Gas revenues subject to refund:
Rate case amortizations	$-	$5,091	$4,093	$15,273
DRA carrying costs	2,233	2,319	9,952	12,396
Line 15 Carrying Costs	7,808	-	48,527	-
Estimated second stage rate increase accrual	-	81,390	-	182,708
Monthly RDM amortizations	53,661	(44,714)	248,689	(144,195)
Capacity Release Income	-	-	-	51,690
Annual RDM reconciliation	(50,576)	-	(75,951)	(156,889)
Annual MFC reconciliation	83,398	-	86,951	-
Contract customer target reconciliation	55,259	-	55,259	-
LAUF incentive reconciliation	-	-	(322,150)	-
	$151,783	$44,086	$55,370	($39,017)
The following table summarizes our operating revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Retail revenue:
Residential	$1,934,580	$2,579,317	$9,339,702	$11,404,436
Commercial	264,373	395,363	1,510,678	1,840,228
Industrial	18,394	15,245	52,755	43,413
Transportation	855,086	991,251	3,438,279	3,984,316
Total retail revenue	3,072,433	3,981,176	14,341,414	17,272,393
Wholesale	295,128	372,021	1,574,767	2,165,423
Local Production	260,981	317,115	817,182	690,169
Other	177,846	80,251	128,988	47,850
Total utility operating revenue	$3,806,388	$4,750,563	$16,862,351	$20,175,835

Page 19.

Gas purchases are our largest expense. We entered into a new gas management agreement with Conoco Phillips Corporation effective as of April 1, 2011. Purchased gas expense decreased $946,475 for the three months ended June 30, 2012 and $2.8 million for the nine months ended June 30, 2012 compared to the same periods last year due primarily to lower prices and more favorable regulatory adjustments for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 15.14% for the three months ended June 30, 2012 and 7.79% for the nine months ended June 30, 2012 compared to the same periods last year primarily because of favorable GAC adjustments for the period, the rate increase in May 2012 and lower gas prices.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Utility operating revenues	$3,806,388	$4,750,563	$16,862,351	$20,175,835

Natural gas purchased	915,381	1,861,956	6,321,747	9,134,862

Margin	$2,891,007	$2,888,607	$10,540,604	$11,040,973

Margin %	75.95%	60.81%	62.51%	54.72%

Operating Expenses

Operating and maintenance expense decreased $175,233 in the third quarter of fiscal 2012 compared to the same quarter of fiscal 2011 mainly because more payroll costs are being capitalized this period due to an early start on construction projects owing to warm weather. These expenses decreased $934,147 for the year to date in 2012 compared to 2011 primarily due to recognition of the savings associated with the settlement of the Barry lawsuits (see Note 14 - Settlement of Lawsuits in Notes to Consolidated Financial Statements for further information) and because more payroll costs were capitalized for major projects completed at the end of calendar year 2011 and new projects started in the beginning of 2012. Depreciation expense increased by $20,196 in this quarter and $238,427 for the year to date as compared to the same periods in 2011 mainly due to increased local production revenues which affect depreciation (see Revenue and Margin discussion above) offset by a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. Interest expense showed an increase of $8,302 for the quarter and $54,744 for the year from fiscal 2012 to 2011 due to new loan instruments in the period and an adjustment to interest for carrying costs allowed per the NYPSC on amounts not yet collected under the mandated Temporary State Assessment in December 2010 partially offset by lower interest rates this fiscal year. The higher borrowings under the lines of credit in this quarter also increased interest expense for the period.

Net Income

Net income increased $140,863 for the quarter ended June 30, 2012 compared to the same period in 2011 mainly due to the rate increase, new rate case reconciliations and capitalizing more payroll expense. Net Income increased $7,557 for the nine months ended June 30, 2012 compared to last year because the benefits that resulted from the settlement of the Barry lawsuits (see Note 14 - Settlement of Lawsuits in Notes to Consolidated Financial Statements for additional information), the new rate order and increased local production revenues, which partially offset lower volumes of gas sold due to warmer weather, increased taxes other than income taxes and higher depreciation and bad debt expense. The Company has increased its bad debt reserve to reflect the poor payment history of one large customer.

Page 20.

Liquidity and Capital Resources

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $4.0 million annually due to an infrastructure investment mandate in our recent rate orders from the NYPSC. In fiscal year 2012 to date, we have spent approximately $4.8 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Company. We anticipate that our aggressive capital construction program will continue to require the Company to raise new debt and/or equity.

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Company's cash flow is seasonal. Out flows are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have a $7.0 million revolving line of credit with an interest rate of the greater of 3.25% or 2.25% above the 30-day LIBOR. As of March 1, 2010, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account up to the $7.0 million limit. In February 2012 this limit was removed and the interest rate was lowered to the greater of 3.25% or 2.5% above the 30-day LIBOR. The amount outstanding under this line on June 30, 2012 was approximately $4.5 million with an interest rate of 3.25%. Collateral assignments have been executed which assign to the lender various rights in the Rabbi Trust investment account established to fund the Company's deferred compensation plan obligations, shown on the balance sheet as "Investments". In addition, our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $11.8 million in long term debt outstanding including current year installments as of June 30, 2012. We repaid $721,931 in the first nine months of fiscal 2012 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with Manufacturers and Traders Trust Company to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. On March 4, 2010, the $6 million loan agreement with Manufacturers and Traders Trust Company was amended to increase the interest rate to 6.5% and to make other adjustments.

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

Page 21.

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of one month LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The interest rate was 4.5% as of June 30, 2012. We are in compliance with the financial covenants in this debt instrument as of its measurement date on September 30, 2011.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. The new maturity date is August 31, 2012 unless accelerated or demanded sooner. The Company expects to extend this note for another year before the present maturity date.

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

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25% above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of June 30, 2012.

On July 27, 2012, the Company entered into a Line of Credit Agreement and Term Loan Agreement in the amount of $2.45 million with Community Bank, N.A. to fund construction projects in our NYPSC mandated repair/replacement program for 2012. From July 27, 2012 to November 30, 2012 ("Draw Period"), the note will be payable as interest only at a rate of the greater of 3.00 percentage points above 30-day LIBOR or 3.75%. On December 1, 2012, the note will convert to a permanent loan payable monthly for five years with the same interest rate calculated on a ten-year amortization schedule. A final payment will be due on the maturity date equal to the outstanding principal and interest.

The Company is in compliance with all of our loan covenants as of June 30, 2012.

During this quarter, we mainly injected gas into storage and as of June 30, 2012, had a balance of $1.8 million worth of gas in storage. During the next quarter, we will also be injecting gas into storage so we will have sufficient gas to supply our customers for the next winter season.

Page 22.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In February 2012, we refinanced our revolving line of credit at an interest rate of the greater of 3.25% or the 30-day LIBOR plus 2.25%. The interest rate on this loan is adjusted monthly and was 3.25% at June 30, 2012. We are in compliance with the financial covenants in this debt instrument as of June 30, 2012.

The Company and Mirabito Holdings, Incorporated each own 50% of Leatherstocking Gas and each appoint three managers to operate the new company. The seventh manager is a neutral manager agreed to by the Company and Mirabito Holdings, Incorporated who is not an officer, director, or employee of either company. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Holdings, Incorporated; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. Leatherstocking Gas received a franchise from the Village of Sidney, New York, on February 28, 2011; from the Town of Sidney, New York, on November 9, 2011; from the Town of Bainbridge, New York, on December 13, 2011; the Village of Winsor, New York, on May 18, 2012 and from the Village of Bainbridge, New York on July 17, 2012. On November 23, 2011, Leatherstocking Gas filed for thirteen franchises in Susquehanna County, Pennsylvania. The Company has been working with local economic developmentand government officials along with State lawmakers to secure a certificate of public convenience to serve these sections. The Company anticipates receiving the required approvals to serve in Pennsylvania in the summer of 2012. Once the certificate is issued the Company will commence building facilities. Additionally Leatherstocking continues to be in discussions with municipal officials along the I-88 corridor in New York State. Leatherstocking is still acquiring municipal utility franchises and intends to connect to existing and new gas production in the area. Leatherstocking officials also intend to connect to the Constitution Pipeline which is a joint venture between Cabot Oil & Gas Corp. and Williams Partners, LP and is scheduled to be operational in March of 2015.

On June 1, 2012, Leatherstocking Pipeline executed a natural gas transportation agreement with Pennsy Supply, Incorporated ("Pennsy"). Under the terms of the agreement Leatherstocking Pipeline will connect Pennsy's Lawton asphalt facility to natural gas suppliers from the Williams Laser gathering line in the Township of Middleton in Susquehanna County, Pennsylvania. The natural gas interconnect should be operational by late summer 2012.

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

Page 23.

On January 13, 2010, the Company and Talisman filed a joint application with the NYPSC in Case 10-T-0019 to transfer the New York Public Service Law Article VII Certificate, that had permitted the construction and operation of a 6" pipeline from Talisman to the Company and to amend the Article VII Certificate to permit the construction of a compressor station in the Town of Caton, New York. On July 26, 2010, the NYPSC approved the transfer and amendment of the Article VII Certificate. This order provides for the transfer of the 6" pipeline and grants the Company the authority to build the compressor station in Caton. It also permits the upgrade of certain Company pipeline facilities. This order will facilitate the movement of Marcellus Shale gas into and through the Company's pipelines.

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

Page 24.

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

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provides for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provides the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provides for property tax reconciliation, treatment of future local production investment, allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates effective May 1, 2012. In the order the NYPSC asked the Company and the other parties to the case, including Staff, to collaborate on a code of conduct for Corning and its affiliates. This code of conduct is contemplated to be used until a more comprehensive code of conduct is established in conjunction with the establishment of a holding company structure for the Company and its affiliates, as requested in Case 12-G-0141 discussed below. As a result of the collaborative process, nearly all issues concerning the code of conduct were resolved. The major exception is a difference between the Company and Staff regarding the extent to which Company employees can be made available to perform services on behalf of affiliates. Except for certain officers who are permitted to carry out functions on behalf of Leatherstocking Gas, Staff asserts that no distribution company employees should be made available. The Company, on the other hand, believes that other employees can and should be used in affiliate operations. The affiliate would be charged for their services on fully loaded basis. Staff and the Company have presented their respective positions on the outstanding issues to the Commission for resolution.

On September 15, 2011, the Company filed a petition with the NYPSC seeking amendment of the Certificate of Public Convenience and Necessity (the "Certificate") granted by the NYPSC in its "Order Granting a Certificate of Public Convenience and Necessity" issued June 19, 2009 in Case 09-G-0252 to permit the Company to expand service within the Town of Virgil, Cortland County, beyond those areas in which service was authorized pursuant to the Certificate. The Company's request seeking amendment of the Certificate of Public Convenience and Necessity issued June 19, 2009 was granted by the Commission on June 14, 2012.

Page 25.

On February 8, 2012, the Company filed a petition in Case 12-G-0049 requesting authorization to issue $12,650,000 in debt and $12,650,000 equity to support the utility infrastructure and growth programs ($20,950,000), Leatherstocking ($1,800,000) and non-utility investments ($2,500,000). As a result of discussions with the NYPSC, the Company requested that the petition be bifurcated and that the NYSPC immediately review and approve that portion of the petition's funding request pertaining to the Company's gas distribution system. On May 17, 2012, the NYPSC acted on the petition. The Company was authorized to issue long-term debt up to $9,000,000 and authorized to issue common stock, convertible preferred stock and stock warrants up to $9,000,000, no later than December 31, 2016.

On March 26, 2012, the Company filed a petition with the NYPSC in Case 12-G-0141 requesting authority to reorganize into a holding company structure. The Company is one of the few energy utilities in New York State that does not have a holding company structure. The Company has concluded that the absence of such a structure, and particularly not having the flexibility it affords for financing, is inhibiting the raising of capital. To date there has been no action on the petition.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended September 30, 2011, filed on December 28, 2011. It is important to understand that the application of generally accepted accounting principles involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can produce varying results from company to company. The most significant principles that impact us are discussed below.

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

Page 26.

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis; therefore, certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements. Please refer to Note 3 - Statement of Other Comprehensive Income (Loss) in the Notes to the Financial Statements for further disclosures. However, we expect to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in accordance with the applicable NYPSC authorization. The Company's pension expense for financial reporting purposes is the amount approved by the NYPSC in the Company's last base rate case. Those amounts are $970,000, $1,285,000 and $520,000 for the periods beginning May 1, 2012, September 1, 2009 and January 1, 2008, respectively. The Company on a monthly basis (1/12 of the annual amount) accrues the amount determined by the latest actuarial estimate of its FASB ASC 715 liability. The Company then compares the FASB ASC 715 amount to the monthly pension allowance approved by the NYPSC. The difference is recorded to expense (plus or minus) in order to match the pension expense included in base delivery rates by order of theNYPSC noted above. The amount (plus or minus) required tomatch the pension expense allowed by the NYPSC is recorded as either a regulatory asset or liability and is deferred for subsequent rate consideration.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and under the heading "Risk Factors" in the prospectus, subject to completion, dated July 25, 2012, forming a part of our Registration Statements on Form S-1 (No. 333-182386), in addition to:
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
Page 27.
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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's principal executive officer and principal financial officer each concluded that the Company's disclosure controls and procedures are effective as of June 30, 2012.

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

Page 28.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

On April 15, 2011, the Company received a copy of a complaint filed by Richard M. Osborne and Gas Natural, Inc. in the U.S. District Court for the Northern District of Ohio against four of the Company's directors and, nominally, against the Company (collectively "Defendants"). Richard M. Osborne and Gas Natural Inc. v. Michael I. German, Henry B. Cook, Ted W. Gibson, George J. Welch and Corning Natural Gas Corporation, Civ. Action No. 1:11-CV-744-CAB, N.D. Ohio (the "Action"). The plaintiffs claimed that the directors breached their fiduciary duties to shareholders of the Company, also alleged, in the alternative, a derivative claim against the named directors for the same conduct. The complaint sought to recover compensatory damages in an unspecified amount in excess of $75,000 and to rescind the rights offering, as well as payment of costs and interest. On March 23, 2012 the Court dismissed the Action for lack of personal jurisdiction.

Pursuant to the Company's by-laws, the named directors are entitled to advancement of the expenses of their defense of the litigation, and indemnification of any liability, subject to each director's undertaking to repay such advances in the event it is determined that they are not entitled to indemnification under applicable New York law.

On March 22, 2012, the Supreme Court of the State of New York and Steuben County ruled that the Company should supply Gas Natural Inc., a shareholder, certain Company records associated with Gas Natural Inc.'s tender offers in the 2008 to 2010 time frame and the Company's 2010 rights offering. The Company has provided the records to Gas Natural consistent with the court order. Gas Natural Inc. holds approximately 1% of the Company's common stock and its chairman, chief executive officer and largest shareholder is Richard Osborne. Both Mr. Osborne and Gas Natural Inc. have previously engaged in litigation against the Company. We cannot predict whether further litigation may result from Gas Natural Inc.'s review of the records of the Company.

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

Page 29.

Item 1A. Risk Factors.

Please refer to risk factors listed under 1A - "Risk Factors" of the Company's Form 10-K for the fiscal year ended September 30, 2011 and the risk factors under the heading "Risk Factors" in the prospectus, subject to completion, dated July 25, 2012, forming a part of our Registration Statement on Form S-1 (No. 333-182386) for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

3.1 The Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated September 26, 2007)

3.2 Second Amended and Restated By-Laws of the Company (incorporated by reference to Annex D to the Company's Definitive Proxy Statement filed on April 24, 2007 with the SEC)

4.1 Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the SEC on June 28, 2012)

4.2 Rights Agent Engagement Agreement, dated as of July 27, 2012, between the Company and Registrar and Transfer Company (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated July 30, 2012)

10.1* Form of Change of Control Agreement between the Company and Firouzeh Sarhangi, Stanley G. Sleve, Matthew J. Cook and Russell S. Miller (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated April 17, 2012)

10.2 Promissory Note between the Company and Five Star Bank dated September 1, 2011 (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the SEC on June 28, 2012)

10.3* Settlement and Release Agreement between the Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the SEC on June 28, 2012)

Page 30.

10.4 Operating Agreement of Leatherstocking Pipeline Company, LLC (incorporated by reference to Exhibit 10.31 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the SEC on June 28, 2012)

10.5 Operating Agreement of Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the SEC on June 28, 2012)

10.6 Line of Credit Agreement between the Company And Community Bank, N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 30, 2012)

10.7 Term Loan Agreement between the Company and Community Bank, N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 30, 2012)

31.1** Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2** Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1*** Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*** The following materials from the Corning Natural Gas Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at June 30, 2012, June 30, 2011 and September 30, 2011,

(ii) the Consolidated Statements of Comprehensive Income for the three months and nine months ended June 30, 2012 and June 30, 2011,

(iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and June 30, 2011, and

(iv) related notes to the Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

____________

*Management or compensatory contract

**Filed herewith

***Furnished herewith

Page 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS CORPORATION

Date: August 7, 2012

By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: August 7, 2012

By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

Page 32.