Form 10-K
period 2012-09-30
CORNING NATURAL GAS CORP
filed 2012-12-28
CIK 24751

' 10-K 1 cng10k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-643

Corning Natural Gas Corporation

(Exact name of registrant as specified in its charter)

	;	;
New York		16-0397420
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer Identification no.)

330 W. William St.

Corning, New York 14830

(Address of principal executive offices, including zip code)

(607) 936-3755

(Registrant's telephone number, including area code)

Securities registered pursuant to Section12(b) of the Act:

None

Securities registered pursuant to Section12(g) of the Act:

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES [_] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [_] NO [X]

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

Large accelerated Filer [_] Accelerated Filer [_] Non-Accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company. YES [_] NO [X]

The aggregate market value of the 1,385,711 shares of the Common Stock held by non-affiliates of the Registrant at the $17.00 average of bid and asked prices as of the last business day of registrant's most recently completed second fiscal quarter, March 31, 2012, was $23,557,087.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2012: 2,227,021

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement relating to the 2013 annual meeting of shareholders are incorporated by reference into Part III hereof.

Information contained in this Form 10-K and the Annual Report to shareholders for fiscal 2012 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See "Cautionary Statement Regarding Forward-Looking Statements" below.

Page 1.

Table of Contents

For the Fiscal Year Ended September 30, 2012

Contents

Part I

Item 1

Business

Item 1A

Risk Factors

Item 2

Properties

Item 3

Legal Proceedings

Item 4

Mine Safety Disclosures

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

Principal Accounting Fees and Services

Part IV

Item 15

Exhibits and Financial Statement Schedules Signatures

Page 2.

PART I

ITEM 1 - BUSINESS

Corning Natural Gas Corporation (the "Company," "we" or "our"), incorporated in 1904, is a natural gas utility. We distribute natural gas through our distribution and transmission network to residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and to two other gas utilities which service the Elmira and Bath, New York, areas. We are franchised to supply gas service in all of the political subdivisions in which we operate. We also transport and compress gas for a gas producer from its gathering network into an interstate pipeline. We are under the jurisdiction of the Public Service Commission of New York State which oversees and sets rates for New York gas distribution companies.

Gas Supply

We have contracted with various sources to provide natural gas to our distribution system. We contract for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms ("Dth"). We had a contract with Atmos Energy Marketing, LLC to manage our transportation and storage assets from 2008 through March 2011. Since April 1, 2011, our supply asset manager is ConocoPhillips. This contract expires on March 31, 2013.

We have secured the New York Public Service Commission ("NYPSC") required fixed price and storage gas supply for the 2012-2013 winter season and are managing our storage and gas supply contracts to assure that we follow our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve our approximately 14,700 customers.

We do not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas supply over the last several years has been positive, and domestic reserves and production have increased. This is especially true in proximity to our distribution network. We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas, and continue to receive material inventory from various reliable sources.

Seasonality

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Company's weather normalization and revenue decoupling clauses in our latest NYPSC rate order serve to stabilize net revenue from the effects of unusual temperature variations and conservation. The weather normalization and revenue decoupling clauses allow us to adjust residential and small commercial customer billings to compensate for changes in net revenue.

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

Employees

We had 54 employees as of September 30, 2012, and 52 as of September 30, 2011. Of this total, nearly half are union labor working under an agreement effective until April 2, 2015.

Competition

Historically, the competition in our residential market has been primarily from electricity for cooking, water heating and clothes drying, and to a small degree, electricity, fuel oil and propane for heating. The price of gas remains low in comparison to that of alternative fuels in our service territory and our competitive position in the residential, commercial and industrial market continues to be very strong. Over 90 percent of our residential customers heat with gas. When we expand our distribution system to attract new customers, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today.

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

Page 3.

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

Our success depends in large part upon the continued services of our senior executives and other key employees. Although we have entered into an employment agreement with Michael I. German, our president and chief executive officer, he can terminate his agreement on ninety days notice. Other significant employees, who entered into employment agreements on April 17, 2012, may terminate their employment at any time. The loss of the services of any significant employee could have a material adverse effect on our business.

Page 4.

Concentration of share ownership among our largest shareholders may prevent other shareholders from influencing significant corporate decisions.

The six largest holders of our common stock own approximately 67% of the company. As a result, if any chose to act together, they would have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders.

Our cash flows from operations will not be sufficient to fund our extraordinary capital expenditures.

We may not generate sufficient cash flows from operations to meet all of our cash needs. As part of our 2012 rate order set by the NYPSC, we are required to make substantial capital expenditures to upgrade our distribution system. We also continue to have debt retirement obligations of approximately $1.6 million per year. In addition, we have made contractual and regulatory commitments for additional capital expenditures related to system reliability and other commitments.

We will require additional financing.

In order to fund our extraordinary capital expenditures we will need to obtain additional equity and/or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Additional financing may have unacceptable terms or may not be available at all for various reasons including:

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

The Company's pipeline system is surveyed each year as required for compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 400 miles of distribution main, 15,000 services, and 86 regulating stations, along with various other properties are owned by the Company, except for one section of 10" gas main that is under long term lease. All of the property owned by the Company is adequately insured and is subject to the lien of the Company's first mortgage indenture.

Page 5.

ITEM 3 - LEGAL PROCEEDINGS

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

On March 22, 2012, the Supreme Court of the State of New York, Steuben County, ruled that the Company should supply Gas Natural Inc., a shareholder, certain Company records associated with Gas Natural Inc.'s tender offers in the 2008 to 2010 time frame and the Company's 2010 rights offering. The Company has provided the records to Gas Natural consistent with the court order. Gas Natural Inc. holds approximately 1% of the Company's common stock and its chairman, chief executive officer and largest shareholder is Richard Osborne. We cannot predict whether further litigation may result from Gas Natural Inc.'s review of the records of the Company.

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

On August 30, 2012, counsel to Gas Natural, Inc. and Richard M. Osborne sent a letter to counsel representing the Company offering to settle and release, for a $650,000 cash payment, claims related to Gas Natural Inc.'s previous offers to purchase the Company and other activities, including the Company's 2010 rights offering. The Company has been in discussion with representatives of Gas Natural, Inc. and Mr. Osborne. On December 11. 2012, at its regularly scheduled meeting, the Board of Directors approved settling the claims for $200,000 in exchange for general releases and certain other consideration. On December 13,2012, the Company was notified by counsel for Gas Natural, Inc. that Gas Natural, Inc.'s Board of Directors, Richard Osborne and the Osborne Trust had approved the settlement. The Company believes its actions in connection with the offers, the rights offering and other activities were in the best interest of the Company and its shareholders.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

Page 6.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Company's common stock is traded is the Over-the-Counter Bulletin Board, or OTCBB, under the symbol "CNIG". Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCBB for the Company's common stock for each quarter within the Company's last two fiscal years. Because the Company's stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The market prices have been adjusted retroactively to reflect the stock dividend in April 2011 (see "Dividends" for more information). The number of shareholders of record of the Company's common stock was 273 at September 30, 2012.

MARKET PRICE - (OTC)

Quarter Ended	High	Low
December 31, 2010	14.33	12.33
March 31, 2011	16.00	13.83
June 30, 2011	23.33	11.11
September 30, 2011	20.00	16.50
December 31, 2011	17.50	16.38
March 31, 2012	19.00	16.50
June 30, 2012	17.50	15.75
September 30, 2012	17.99	15.50

DIVIDENDS

On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock but limited pay outs to a percentage of earnings tied to the Company's debt/equity ratio. At its regular meeting on December 14, 2010, the Board of Directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share and was paid on January 15, 2011 to shareholders of record as of December 31, 2010, and on April 15, 2011 for shareholders of record on March 31, 2011. The dividend rate of $.1725 reflects the pre-stock dividend rate (see third paragraph in this section below). The Board of Directors reviewed the quarterly dividend rate at its next regularly scheduled meeting on June 14, 2011 and adjusted the dividend rate to $.115. This dividend was paid on July 15, 2011 to shareholders of record on June 30, 2011, on October 15, 2011 to shareholders of record on September 30, 2011 and on January 16, 2012 to shareholders of record on December 31, 2011. At its regular meeting on February 10, 2012, the board of directors approved an increase in the quarterly dividend to $.12 a share. This dividend was paid on April 16, 2012 to shareholders of record on March 31, 2012, on July 16, 2012 to shareholders of record on June 30, 2012 and on October 15, 2012 to shareholders of record on September 30, 2012.

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. As part of this program 761 shares were issued in 2009, 2,319 shares were issued in 2010, 3,976 shares in 2011 and 5,689 shares in 2012. A total of 12,745 shares have been issued since the program started.

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

Page 7.
ITEM 6 - SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
Total assets	$51,614,204	$45,485,434	$41,491,639	$39,274,790	$33,786,320
Long-term debt, less current installments	$12,565,527	$11,179,801	$8,656,394	$8,673,416	$9,613,179
Summary of earnings:
Utility operating revenue	$19,436,916	$22,827,862	$22,445,300	$23,697,031	$25,783,329
Total operating expenses and taxes	17,794,525	20,835,250	20,026,110	22,260,928	23,622,768
Net utility operating income	1,642,391	1,992,612	2,419,190	1,436,103	2,160,561
Other income	444,995	253,653	148,432	141,840	358,903
Income from joint ventures	238,193	-	-	-	-
Interest expense-regulated	974,018	897,437	925,999	905,658	1,513,115
Net income (loss)	$1,351,561	$1,348,828	$1,641,623	$672,285	$1,006,349
Weighted average number of common shares outstanding	1,953,079	1,746,198	1,562,576	1,280,285	1,221,825
Earnings per common share	0.69	0.77	1.05	0.53	0.82
Dividends paid per common share	$0.48	$0.46	$0.39	$0.24	$0.00
Statistics (unaudited)-
Gas delivered (MMcf )
Residential	918	1,101	994	1,048	988
Commercial	200	228	203	241	223
Other utilities	236	300	287	317	305
Transportation deliveries	6,974	8,072	7,621	6,311	7,072
Total deliveries	8,328	9,701	9,105	7,917	8,588
Number of customers-end of period	14,746	14,647	14,520	14,458	14,368
Average Mcf use per residential customer	81	100	92	99	95
Average revenue per residential customer	$951.22	$1,193.17	$1,188.07	$1,268.27	$1,377.99
Number of degree days	6,843	8,136	7,429	8,139	7,436
Peak day deliveries (Mcf )	44,003	56,302	49,005	56,218	53,532
Miles of mains	427	418	414	413	410.6
Investment in gas plant (at cost)	$54,198,924	$47,490,565	$43,767,615	$39,257,065	$34,395,538
Stockholders' equity per share	9.45	8.19	7.95	6.20	6.43

Page 8.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,700 customers through over 400 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Two of our largest customers, Corning Incorporated and World Kitchen, added additional facilities in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and we believe that pipeline could, depending on the volume of gas extracted and directed through the pipeline by the producer, significantly increase throughput on our system and have a significant impact on margins. In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, we have formed two joint ventures, Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC, to pipe gas to areas of the northeast currently without gas service. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

Our key performance indicators are net income and shareholders' equity.

	Year Ended September 30,
	2012	2011	2010
Net income	$1,351,561	$1,348,828	$1,641,623
Shareholders' equity	$20,975,561	$14,646,582	$13,676,797
Shareholders' equity per weighted average share	$10.74	$8.39	$8.75

In 2012, our consolidated net income was $1.3 million, an increase of $2,733 from 2011 mainly due to the new rate increase, new rate case reconciliations, benefits from the settlement of the Barry lawsuits and income from joint ventures offsetting lower volumes sold due to warmer weather.

In 2011, our consolidated net income was $1.3 million, a decrease of $292,795 from 2010 mainly because of an increase in property taxes and depreciation and unfavorable regulatory reconciliations.

As a regulated utility company, shareholders' equity is an important performance indicator for us. The NYPSC allows us to earn a reasonable return on shareholders' equity. Shareholders' equity is therefore a precursor of future earnings potential. In 2012, shareholders' equity increased $6.3 million due to a private placement of common stock which raised $2 million, a rights offering that raised $3.9 million and exercise of stock options that raised $350,000. In 2011, shareholders' equity increased by $1 million due to exercise of stock options and warrants, which raised $673,140. The equity per weighted average share ratio decreased for the period mainly due to the number of new shares issued with the stock dividend (see Note (k) Dividends). In 2010, shareholders' equity increased by $4.3 million due to a rights offering of our common stock, that raised $1.9 million in gross proceeds, favorable pension adjustments and positive earnings. Going forward, we continue to focus on rebuilding shareholders' equity.

Other performance indicators that we track include leak repair, main and service replacements and customer service metrics. In 2012 we invested $6.7 million in system improvements and projects, repairing 259 leaks, and replacing 305 services and 8.9 miles of main. In 2011 we invested $3.7 million in system improvements and projects, repairing 216 leaks, and replacing 314 services and 4 miles of main. Because of weather related issues, some major projects started late in the fiscal year and continued for the remainder of calendar 2011. During 2010 we invested $4.5 million in system improvements and projects, repairing 139 leaks, and replacing 358 services and 6.5 miles of gas main.

Our customer service group has implemented several changes to positively impact our customers. Beginning in 2007, customers have the option of third party payment of their gas bill through their lending institution. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of their bill. Our principal customer service metric is the number of customer complaints. In 2012, the NYPSC reported 16 complaints against us. This compares to 17 in 2011 and 20 in 2010.

Earnings

Earnings on a consolidated basis were as follows:

Page 9.
Net income
	2012	2011	2010
Utility income	$1,113,368	$1,348,828	$1,641,623
Income from joint ventures	238,193	-	-
Net income	$1,351,561	$1,348,828	$1,641,623

2012 compared with 2011. We had an increase of $2,733 from 2011 mainly due to the new rate increase, new rate case reconciliations, benefits from the settlement of the Barry lawsuits and income from joint ventures offsetting lower volumes sold due to warmer weather.

2011 compared with 2010. We had a decrease in net income of $292,795 to $1.3 million or $.77 per share, mainly due to increased property taxes, depreciation and unfavorable regulatory reconciliations.

Utility Operating Revenue
	2012	2011	2010
Retail Revenue:
Residential	$10,445,162	$12,509,662	$12,346,062
Commercial	1,682,975	2,016,216	1,950,471
Industrial	72,366	59,733	59,732
Transportation	4,231,471	4,834,909	4,818,177
Total Retail Revenue	16,431,974	19,420,520	19,174,442

Wholesale	1,693,062	2,206,017	2,321,203
Local Production	1,070,289	1,055,565	231,615
Other	241,591	145,760	718,040
Total Revenue	$19,436,916	$22,827,862	$22,445,300

The following tables further summarize other income on the operating revenue table:

	2012	2011	2010
Other gas revenues:
Customer discounts forfeited	$73,763	$92,757	$96,553
Reconnect fees	4,300	3,620	3,720
Gas revenues subject to refund	152,503	37,505	604,850
Surcharges	11,025	11,878	12,917
Total other gas revenues	$241,591	$145,760	$718,040

	2012	2011	2010
Gas revenues subject to refund:
Rate case amortizations	$4,093	$20,363	$20,363
DRA carrying costs	13,596	17,019	15,845
Estimated second stage rate increase accrual	-	216,604	20,090
Monthly RDM amortizations	237,399	(111,282)	162,707
Line 15 carrying costs	48,527	-	-
Monthly target customer reconciliation	160,038	-	-
Capacity Release Income	-	51,690	-
Annual MFC reconciliation	86,951	-	-
Annual RDM reconciliation	(75,951)	(156,889)	-
LAUF incentive benefit	(322,150)	-	385,845
	$152,503	$37,505	$604,850

Page 10.

2012 compared with 2011. In 2012 our operating revenue decreased $3.4 million or 14.9% primarily due to lower gas costs (a pass through), decreased usage partially offset by the rate increase that became effective in May 2012 and more favorable regulatory amortizations

2011 compared with 2010. In 2011 our operating revenue increased $382,562, or 1.7%, primarily because of increased usage, local production revenues due to recognizing the revenue associated with offsetting our pipeline costs instead of offsetting plant (see Note (f) Depreciation) and the estimated second stage rate increase accrual that partially offset unfavorable regulatory amortizations and reconciliations.

Margin

	2012	2011	2010

Utility Operating Revenues	$19,436,916	$22,827,862	$22,445,300
Natural Gas Purchased	6,782,544	9,714,941	9,647,495
Margin	$12,654,372	$13,112,921	$12,797,805
	65.10%	57.44%	57.02%

Our margin (the excess of utility operating revenues over the cost of natural gas purchased) decreased $458,549 from 2012 to 2011 mainly due to decreased usage partially offset by the rate increase and new rate case reconciliations.

Our margin increased $315,116 from 2010 to 2011 mainly due to increased usage, increased production revenues and accrual for the second stage rate increase granted as part of our last rate case partially offsetting unfavorable regulatory reconciliations.

Looking forward, we anticipate additional margin growth due to our latest rate increase that was effective in May 2012. Our cost of gas should remain stable because of our access to local production and a favorable gas supply asset management agreement that we entered into with ConocoPhillips in 2011.

Operating Expenses

2012 compared with 2011. Operating expenses decreased $799,466 from 2012 to 2011 mainly because more payroll costs are being capitalized this period because of an earlier start on construction projects and the savings associated with settlement of the Barry lawsuits. These benefits offset the increased expense to the uncollectible reserve to account for a significant customer who filed for protection under Chapter 11 of the United States Bankruptcy Code. They received funding from their principal lender to continue to operate and pay bills going forward. Depreciation increased by $219,505 from 2011 to 2012 due mainly to increased plant. There has been a decrease of $2.9 million in purchase gas costs because of lower volumes purchased at lower costs

2011 compared with 2010. Operating expenses increased to $7.3 million in 2011 from $6.9 million in 2010 mainly due to increased property taxes and increased pension expense as determined in our 2009 rate order. Depreciation increased by $765,887 from 2010 to 2011 because we are now recognizing the revenue associated with offsetting our pipeline costs and increasing accumulated depreciation and depreciation expense instead of offsetting plant (see Note (f) Depreciation). There has been a slight increase in purchase gas costs of $67,446 due to higher volumes purchased at a lower average price.

Page 11.

Investment Income

2012 compared with 2011. Investment income decreased by $60,443 to $121,099 in 2012 due to lower realized gains and dividend and interest income.

2011 compared with 2010. Investment income increased by $60,901 to $181,542 in 2011 due to realized gains and dividend and interest income.

Effective Tax Rate

Our effective tax rate for the period ending September 30, 2012 was 24.8% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision) due mainly to bonus depreciation and accounting for a contribution in aid of construction on one of our major projects. Our effective tax rate for the period ending September 30, 2011 was 14.6% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision) due mainly to bonus depreciation on the Compressor Station, an asset not on the Company's Balance Sheet due to regulatory accounting (see Note (q) 311 Transportation Agreement/Compressor Station for more information). Our effective tax rate for the period ending September 30, 2010 was 37.2% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision) due to bonus depreciation and the adjustment back to a 34% federal provision for the prior fiscal year. Taxes paid have also been affected by the amount of net operating loss (NOL) carryforward on both federal and state returns and have positively affected our effective tax rates. See also Note 6 to the Notes to Consolidated Financial Statements below.

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

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including at three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and unless sooner accelerated or demanded, the note matured on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. On August 13, 2012 the note was refinanced at a variable interest rate of prime rate plus 1.00% until July 30, 2013. Commencing July 30, 2013 and continuing until August 1, 2018, the Company will pay principal and interest at a fixed rate equal to the prevailing Federal Home Loan Bank of New York Fixed Advance Rate as published five days prior to July 30, 2013, plus 3.75%. The interest rate at September 30, 2012 was 4.25%.

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

Page 12.

On May 7, 2010, the Company entered into a credit agreement with Community Bank N.A. for a $1.05 million promissory note at a fixed interest rate of 6.25% for the purpose of paying for the construction projects of our new franchise located in the town of Virgil. This agreement gives our lender security interest in all fixtures, equipment and inventory related to the Company's franchise in the town of Virgil as well as the Rabbi Trust account. The note also required an equity contribution of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement: (i) maintain a tangible net worth of not less than $11.0 million, (ii) maintain a debt to tangible net worth of less than 3.0 to 1.0, and (iii) maintain a debt service coverage ratio of 1.10 to 1. On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of September 30, 2012.

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

On August 3,2012, a gas explosion occurred in a home located in Corning, New York, causing personal injuries and property damage. The gas was supplied to the home by the Company's gas system. The explosion allegedly occurred as the result of a gas leak caused by workers who were replacing a hot water heater in that home. The workers were not employees of the Company. No claims have been asserted against the Company in connection with this incident, although the Company has been asked to provide certain information allegedly relating to it.

On August 13, 2012, the Company entered agreements with Five Star Bank pursuant to two Promissory Notes in the amount of $250,000 each. Each Note will be payable monthly for five years at the fixed interest rate of 4.46% per annum. At that time, the Notes will have the option to be paid-in-full, refinanced or remain in place for an additional five years with a new effective rate established at that time. The purpose of these Notes is to fund construction of two major projects.

Page 13.

The Company believes it is in compliance with all of our loan covenants as of September 30, 2012.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, during 2012, we had $7 million (as of the February 2012 credit agreement renewal) available through lines of credit at local banks, the terms of which are disclosed in Note 5 to the accompanying consolidated financial statements. The amount outstanding under these lines at September 30, 2012 was $2.2 million. According to the February 2011 renewal the aggregate borrowings at any one time under the revolving line could not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account (a trust to fund a deferred compensation plan for certain officers-see Note 7 to the Notes to Consolidated Financial Statements) up to the $7 million limit. In February 2012 this limit was removed and the interest rate was lowered to the greater of 3.25% or 2.5% above the 30-day LIBOR. As security for our line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. We rely heavily on our credit lines and large portions of them are utilized throughout the entire year. The interest rate on this line of credit was 3.25% on September 30, 2012.

On September 30, 2012 we had $14.1 million in long term debt outstanding. We repaid $1.3 million during fiscal 2012 consistent with the requirements of our debt instruments and refinancing activities.

On September 30, 2011 we had $12.5 million in long term debt outstanding. We repaid $1.1 million during fiscal 2011 consistent with the requirements of our debt instruments and refinancing activities.

In 2008 we entered in to an agreement with Atmos Energy Marketing LLC until March 2011. ConocoPhillips became our asset manager in April 2011. As of September 30, 2012, we had 706,093 dekatherms at $2.1 million in storage. At September 30, 2011, we had 615,353 dekatherms at $2.8 million in storage. The lower inventory value in 2012 is directly related to lower gas costs. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2012-2013 winter heating season.

Other Comprehensive Income

Other comprehensive income ("OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. A drop in the discounts rate from 5.5% to 5.25% in 2010, offset by changes in assumptions in the rate of compensation increase from 4.5% to 3% and fund performance resulted in a $679,023 OCI gain for the period ending September 30, 2010 related to pension liability adjustments. For the period ending September 30, 2011, there was again a drop in the discount rate from 5.25% to 5% which contributed to an associated OCI loss of $321,993 for the period. For the period ending September 30, 2012 there was a drop in the discount rate from 5% to 4% and a drop in the expected rate of return from 8% to 7.75% which resulted in a $695,101 OCI loss for the period. For additional information, see Note 7 to the Notes to the Consolidated Financial Statements.

Page 14.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

Long-term Debt

The fair market value of our long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2012, 2011 and 2010:

	2012	2011	2010

Unsecured senior note - 7.9%, due serially with annual payments of $355,000 beginning on September 1, 2006 through 2016 and $795,000 due in 2017	$2,215,000	$2,570,000	$2,925,000
Note payable - 6.5% with monthly installments through 2013	4,584,321	5,050,408	5,487,679
Note payable - variable rate with 4.5% floor with monthly
Installments through May 2015	826,573	928,249	1,018,363
M&T Bank - new truck loan	-	2,995	9,786
M&T Bank - excavator & radio equipment	-	6,066	17,285
M&T Bank - backhoe & skidsteer loader	-	21,835	46,493
Community Bank - used trucks (5) loan	-	-	19,980
M&T Bank - used truck loan	4,660	6,854	8,902
M&T Bank - used truck loan	1,670	8,124	14,196
M&T Bank - vehicles loan	26,702	54,220	80,127
Note Payable - 5.76% with monthly installments through
November 2015	1,599,241	1,747,565	-
M&T Bank - used truck loan	4,944	9,252	-
Note Payable - variable rate with 4.25% floor, monthly
Installments through November 2016	1,847,090	2,000,000	-
M&T Bank - new trucks loan	50,455	74,296	-
M&T Bank - vehicles loan	29,018	-	-
Note Payable - variable rate with 3.75% floor, monthly
Installments through November 2017	2,450,000	-	-
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	248,703	-	-
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	248,703	-	-
Total long-term debt	$14,137,080	$12,479,864	$9,627,811

Less current installments	1,571,553	1,300,063	971,417
Long-term debt less current installments	$12,565,527	$11,179,801	$8,656,394

Page 15.
The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2012 are as follows:

2013	$1,571,553
2014	$1,639,460
2015	$1,683,780
2016	$1,743,828
2017 and thereafter	$7,498,459

The estimated interest payments on the above debts are as follows:

2013	$762,155
2014	$681,192
2015	$491,713
2016	$401,370
2017	$307,237

The estimated pension plan payments are as follows:

2013	$912,000
2014	$942,000
2015	$980,000
2016	$1,054,000
2017	$1,073,000

Lines of Credit

The Company had a line of credit with Community Bank, N.A. to borrow up to $8 million on a short-term basis. In March 2010 and again in April 2011, we renewed our line of credit with a limit of $7 million. Under this agreement, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account up to the $7.0 million limit. In February 2012 this limit was removed. Borrowings outstanding under this line were $2,196,995, $4,178,784 and $5,140,649 at September 30, 2012, 2011 and 2010, respectively. The maximum amount outstanding during the year ended September 30, 2012, 2011 and 2010 was $6,607,788, $6,246,562 and $7,437,118 respectively. On September 3, 2009, due to market conditions, the interest rate formula was changed to the greater of 4% or 225 basis points above 30 days LIBOR. In February 2011, we negotiated the new rate formula as a fluctuating rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25%. The line of credit is payable on demand with an interest rate of 3.5% on September 30, 2011. In February 2012 the interest rate was lowered to the greater of 3.25% or 2.5% above the 30-day LIBOR. As security for the Company's line of credit, collateral assignments have been executed which assign to Community Bank, N.A. various rights in the investment trust account. In addition, Community Bank, N.A. has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. The weighted average interest rates on outstanding borrowings during fiscal 2012, 2011 and 2010 were 3.35%, 3.78% and 4% respectively.

As of September 30, 2012, we believe that cash flow from operating activities, borrowings under our lines of credit and new debt instruments and proceeds from equity will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

Page 16.

Interest Rate Risk

Our exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2012, these instruments consisted of a bank credit line of $7 million with an interest rate of 3.25%. Tied to the higher of 3.25% or 225 basis points above LIBOR, the rate could remain unchanged for months.

Regulatory Matters

The Company's business is regulated by the NYPSC among other agencies.

In August 2009, in Case 08-G-1137, the NYSPC approved a rate increase of $1.5 million effective September 1, 2009 that was included in a gas rate joint proposal dated March 27, 2009. The order also contained a revenue decoupling mechanism (RDM) and a year two "capital tracker". As discussed below in this section, this allowed the Company to file for second stage rate relief in 2010 for new capital projects without a full rate proceeding. In addition, the percentage of producer revenue retained by the Company as an incentive was increased from 10% to 20%.

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

On January 13, 2010, the Company and Talisman filed a joint application with the NYPSC in Case 10-T-0019 to transfer the New York Public Service Law Article VII Certificate, that had permitted the construction and operation of a 6" pipeline from Talisman to the Company and to amend the Article VII Certificate to permit the construction of a compressor station in the Town of Caton, New York. On July 26, 2010, the NYPSC approved the transfer and amendment of the Article VII Certificate. This order provided for the transfer of the 6" pipeline and granted the Company the authority to build the compressor station in Caton. (See the discussion under "Accounting for the Compressor Station" below.) It also permits the upgrade of certain Company pipeline facilities. This order will facilitate the movement of Marcellus Shale gas into and through the Company's pipelines.

Page 17.

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

The NYPSC on January 25, 2011 acted on the Company's second stage request in Case 08-G-1137. The amount of the second stage was estimated to be approximately $164,000. The actual amount of the second stage rate increase was $228,342 determined via a reconciliation process that covered September 2010 to August 2011. That amount was deferred and recovered via the Delivery Rate Adjustment in 2012. The NYPSC denied the Company's request to extend the second stage calculation mechanism to a third and fourth stage. This denial necessitated the filing of a base rate case in the first half of calendar year 2011 (Case 11-G-0280, discussed below). The Company filed for re-hearing on February 1, 2011. The petition stated that the NYPSC erred in not including depreciation expense as a component of carrying costs recoverable in the second stage rate increase. On October 13, 2011, the NYPSC denied the Company's rehearing request.

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

Page 18.

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

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provides for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provides the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provides for property tax reconciliation, treatment of future local production investment, cost allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates effective May 1, 2012. In the order the NYPSC directed the Company and the other parties to the case, including Staff, to collaborate on a code of conduct for Corning and its affiliates. This code of conduct is contemplated to be used until a more comprehensive code of conduct is established in conjunction with the establishment of a holding company structure for the Company and its affiliates, as requested in Case 12-G-0141 discussed below. As a result of the collaborative process, nearly all issues concerning the code of conduct were resolved. The major exception is a difference between the Company and Staff regarding the extent to which Company employees can be made available to perform services on behalf of affiliates. Except for certain officers who are permitted to carry out functions on behalf of Leatherstocking Gas, Staff asserts that no distribution company employees should be made available. The Company, on the other hand, believes that other employees can and should be used in affiliate operations. The affiliate would be charged for their services on fully loaded basis.On October 18, 2012, the NYPSC issued affiliate standards that prohibited the sharing of distribution company employees with Corning affiliates. These standards are to remain in place unless and until replaced or modified in the proceeding on the Company's request to establish a holding company structure (Case 12-G-0141). On November 19, 2012, the Company filed a petition requesting clarification or rehearing of the October order. To date, the NYPSC has not acted on this petition.

Page 19.

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

On March 26, 2012, the Company filed a petition with the NYPSC in Case 12-G-0141 requesting authority to reorganize into a holding company structure. The Company is one of the few energy utilities in New York State that does not have a holding company structure. The Company has concluded that the absence of such a structure, and particularly not having the flexibility it affords for financing, is inhibiting the raising of capital. An Administrative Law Judge has been assigned to hear this case. The petition includes a request to use up to $1 million to fund initial construction of Leatherstocking Gas Company, LLC facilities to permit exercise of recently granted franchises for its distribution system in Pennsylvania. The Company and the NYPSC have presented to the Administrative Law Judge their respective proposals for a schedule and issues list for the proceeding. This matter remains pending.

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

Page 20.

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

Accounting for the Compressor Station

The Company bought the $11 million compressor station and $2.1 million pipeline from a local producer for two dollars. Although the Company has $13.1 million in new plant, only two dollars was recognized on the Balance Sheet in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. Please see Note (q) of the Notes to the Consolidated Financial Statements "311 Transportation Agreement/Compressor Station" and the discussion of Case 10-T-0019 under "Regulatory Matter" above for more details.

Page 21.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not statements of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors", above, and under the heading "Risk Factors" in the prospectus dated July 26, 2012, forming part of our Registration Statement on Form S-1/A (No. 333-182386), in addition to:

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

Page 22.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to interest rate risk arises from borrowing under short-term debt instruments. At September 30, 2012, these instruments consisted of bank credit line borrowings outstanding of $2,196,995. The interest rate (the greater of 3.25% or the 30-day LIBOR plus 2.5%) on this line was 3.25% during September 2011. The maximum annual impact of a 1% rate increase would be $70,000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Reports of EFP Rotenberg, LLP, Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2012 and 2011

Consolidated Statements of Income and Other Comprehensive Income for the years ended September 30, 2012, 2011 and 2010

Statements of Stockholders' Equity for the years ended September 30, 2012, 2011 and 2010

Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2012.

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

Page 23.

The Audit Committee of our Company's Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee's Report will be reported in the Proxy Statement issued in connection with the Company's 2013 Annual Meeting of Shareholders.

The Company's management, including the Company's chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics." The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 25, 2013.

Page 24.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 25, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Shareholders" and "Equity Compensation Plan Information at September 30, 2012" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 25, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 25, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 25, 2013.

Page 25.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)
(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643
3.1	The Company's Restated Certificate of Incorporation, (incorporated by reference to
Exhibit 3.1 of the Company's Current Report on Form 8-K dated September 26, 2007)
3.2	Second Amended and Restated By-Laws of the Company (incorporated by reference to Annex D to the Company's Definitive Proxy Statement filed on April 24, 2007 with the Securities and Exchange Commission)
4.1	The Company's Stock Plan (incorporated by reference to Annex A to the Company's
Definitive Proxy Statement filed on April 24, 2007 with the Securities and
Exchange Commission)
4.2	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 of the Company's amendment to Registration Statement on Form S-3/A filed on July
12, 2007 with the Securities and Exchange Commission)
4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 of the
Company's amendment to Registration Statement on Form S-3/A filed on July 12,
2007 with the Securities and Exchange Commission)
4.4	Warrant Agreement between the Company and Registrar and Transfer Company, as
Warrant Agent, dated as of July 13, 2007 (incorporated by reference to Exhibit 4.3 of the Company's amendment to Registration Statement on Form S-3/A filed on
July 12, 2007 with the Securities and Exchange Commission)
4.5	Form of Subscription Rights Certificate (incorporated by reference to Appendix B of the Company's amendment to Registration Statement on Form S-1/A filed on
July 9, 2010 with the Securities and Exchange Commission)
4.6	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.2 of the
Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
4.7	The Company's Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Company's
Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
4.8	Rights Agent Engagement Agreement between the Company and Registrar and Transfer
Company dated July 27, 2012 (incorporated by reference to Exhibit 4.4 of the Company's
Current Report on Form 8-K dated July 30, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K dated August 14, 2006)
10.3	Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated
October 16, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 16, 2008)
10.4	Replacement Term Note of the Company in favor of Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated October 16, 2008)
10.5	Demand Note made by the Company in favor of Manufacturers and Traders Trust Company dated October 27, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated October 27, 2008)
10.6	Amended Warrant Agreement dated July 1, 2009 (incorporated by reference to Exhibit 10.1 of the
Company's Current Report on Form 8-K dated July 1, 2009)
10.7*	First Amendment to Employment Agreement between Michael I. German and the Company dated
December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q dated August 12, 2009)
10.8	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's
Current Report on Form 10-Q dated August 12, 2009)
10.9	First Amendment to Note Agreements between the Company and Great West Life & Annuity
Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.1 of the
Company's Current Report on Form 8-K dated January 6, 2010)
10.10	Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West Life & Annuity Insurance Company dated December 1,
2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
January 6, 2010)
10.11	Amendment to Credit Agreement between the Company and Manufacturers and Traders Trust Company
dated March 4, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on
Form 8-K dated March 8, 2010)
10.12	Replacement Term Note of the Company in favor of Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated March 8, 2010)
10.13	Term Loan Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.14	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.15	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.16	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.17	Commitment Letter between the Company and Manufacturers and Traders Trust Company dated
May 10, 2010 (incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 10-Q
dated May 12, 2010)
10.18	Negotiated 311 Gas Transportation Agreement between the Company and Talisman Energy USA, Inc.
dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 21, 2010)
10.19	Disclosure regarding Promissory Note between the Company and Five Star Bank dated September 27, 2010
(incorporated by reference to Item 7.01 on the Company's Current Report on Form 8-K dated August 27, 2010)
10.20	Letter of Commitment between the Company and Manufacturers and Traders Trust Company dated June 16,
2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
October 27, 2010)
10.21	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.22	General Security Agreement made by the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.23	Specific Security Agreement made by the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.24	Credit Agreement made by the Company and Manufacturers and Traders Trust Company dated
October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.25	Letter of Commitment between the Company and Community Bank N.A dated February 16, 2011
(incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 28, 2011)
10.26	Letter of Credit Agreement between the Company and Community Bank N.A dated February 16, 2011
(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 28, 2011)
10.27	Change in Terms Agreement between the Company and Community Bank N.A. dated March 10, 2011
(incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 10, 2011)
10.28	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company
dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K
dated July 14, 2011)
10.29	Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company
dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
July 14, 2011)
10.30	Promissory Note between the Company and Five Star Bank dated September 1, 2011 (incorporated by reference to the
Company's Current Report on Form10K dated December 28, 2012.
10.31	Base Contract for Sale and Purchase of Natural Gas between the Company and ConocoPhillips dated April 1, 2011.
Confidential information omitted and filed separately with the Securities and Exchange Commission (incorporated by
Reference to the Company's Current Report on Form 10/K-A, Amendment 2 dated January 27, 2012.
10.32	Purchase Agreement between the Company and Article 6 Marital Trust under the First Amended and Restated Jerry
Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012 (incorporated by reference to Exhibit 99.1 on the Company's Current Report on Form 8-K dated January 27, 2012)
10.33	Registration Rights Agreement between the Company and Article 6 Marital Trust under the First Amended and
Restated Jerry Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012 (incorporated by reference to Exhibit 99.2 on the Company's Current Report on Form 8-K dated January 27, 2012)
10.34	Letter of Commitment between the Company and Community Bank N.A. dated February 15, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 27, 2012)
10.35	Commercial Line of Credit Agreement and Note between the Company and Community Bank N.A. dated
February 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 27, 2012)
10.36*	Form of Change of Control Agreement between the Company and Firouzeh Sarhangi, Stanley G. Sleve,
Matthew J. Cook and Russell S. Miller dated April 17, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K Dated April 17, 2012)
10.37*	Settlement and Release Agreement between the Company and Thomas K. Barry dated December 30, 2011
(incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1 (No. 333-182386),
originally filed with the Securities and Exchange Commission on June 28, 2012)
10.38	Operating Agreement of the Leatherstocking Pipeline Company, LLC (incorporated by reference to Exhibit 10.31 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and
Exchange Commission on June 28, 2012)
10.39	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of
The Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and
Exchange Commission on June 28, 2012)
10.40	Line of Credit Agreement between the Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 30, 2012)
10.41	Term Loan Agreement between the Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated July 30, 2012)
10.42	Promissory Note in the principal amount of $250,000 payable by the Company to Five Star Bank dated
August 13, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K
dated August 15, 2012)
10.43	Promissory Note in the principal amount of $250,000 payable by the Company to Five Star Bank dated
August 13, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K
dated August 15, 2012)
101***	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2012 and 2011
(ii) the Statements of Income and Comprehensive Income for the years ended September 30, 2012, 2011 and 2010
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2012, 2011 and 2010
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010
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

Page 26.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS CORPORATION (Registrant)

Date: December 28, 2012 By:	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 2012	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 28, 2012	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 28, 2012	/s/ Henry B. Cook
Henry B. Cook, Chairman of the Board of Directors

Date: December 28, 2012	/s/ Ted W. Gibson
Ted W. Gibson, Director

Date: December 28, 2012	/s/ Joseph P. Mirabito
Joseph P. Mirabito, Director

Date: December 28, 2012	/s/ William Mirabito
William Mirabito, Director

Date: December 28, 2012	/s/ George J. Welch
George J. Welch, Director

Date: December 28, 2012	/s/ John B. Williamson III
John B. Williamson III, Director

Page 27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Corning Natural Gas Corporation

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Corporation as of September 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2012. Corning Natural Gas Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corning Natural Gas Corporation as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

December 28, 2012

Page 28.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

Assets	September 30, 2012	September 30, 2011

Plant:
Utility property, plant and equipment	$54,198,924	$47,490,565
Less: accumulated depreciation	(15,888,267)	(14,361,951)
Total plant utility and non-utility, net	38,310,657	33,128,614

Investments:
Marketable securities available-for-sale at fair value	2,271,721	2,267,268
Investment in joint ventures	349,193	-
	2,620,914	2,267,268

Current assets:
Cash and cash equivalents	70,083	173,245
Customer accounts receivable, (net of allowance for
Uncollectible accounts of $209,615 and $46,080), respectively	1,626,283	1,598,241
Gas stored underground, at average cost	2,111,264	2,832,932
Materials and supplies inventory	1,173,104	1,222,019
Prepaid expenses	726,744	703,959
Total current assets	5,707,478	6,530,396

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	1,545,235	536,648
Deferred regulatory costs	1,545,790	1,207,028
Unamortized debt issuance cost (net of accumulated
Amortization of $489,522 and $443,854), respectively	249,211	286,093
Deferred income taxes	1,375,665	1,308,298
Other	259,254	221,089
Total deferred debits and other assets	4,975,155	3,559,156

Total assets	$51,614,204	$45,485,434

See accompanying notes to consolidated financial statements.

Page 29.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2012	September 30, 2011
Liabilities and capitalization:

Current liabilities:
Current portion of long-term debt	$1,571,553	$1,300,063
Demand notes payable	750,000	750,000
Borrowings under lines-of-credit	2,196,995	4,178,784
Accounts payable	1,501,193	1,882,249
Accrued expenses	872,702	1,372,448
Customer deposits and accrued interest	1,032,739	1,034,319
Dividends declared	266,205	205,375
Deferred income taxes	270,720	147,779
Total current liabilities	8,462,107	10,871,017

Long-term debt, less current installments	12,565,527	11,179,801

Deferred credits and other liabilities:
Deferred compensation	1,499,264	1,849,019
Deferred pension costs & post-retirement benefits	7,680,065	6,622,459
Other	431,680	316,556
Total deferred credits and other liabilities	9,611,009	8,788,034

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,220,271 shares at
September 30, 2012 and 1,787,769 at September 30, 2011)	11,101,355	8,938,845
Other paid-in capital	11,698,763	7,382,167
Retained earnings	1,421,918	1,018,766
Accumulated other comprehensive loss	(3,246,475)	(2,693,196)
Total common stockholders' equity	20,975,561	14,646,582

Total liabilities and capitalization	$51,614,204	$45,485,434

See accompanying notes to consolidated financial statements.

Page 30.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

For the Years Ended September 30, 2012, 2011 and 2010

	September 30, 2012	September 30, 2011	September 30, 2010

Utility operating revenues	$19,436,916	$22,827,862	$22,445,300

Natural gas purchased	6,782,544	9,714,941	9,647,495

Gross margin	12,654,372	13,112,921	12,797,805

Cost and expense

Operating and maintenance expense	6,480,927	7,280,393	6,874,009

Taxes other than income taxes	1,958,147	1,914,658	1,673,868

Depreciation	1,698,458	1,478,953	713,066

Other deductions, net	428,115	216,271	144,360

Total costs and expenses	10,565,647	10,890,275	9,405,303

Utility operating income	2,088,725	2,222,646	3,392,502

Other income and (expense)

Interest expense	(974,018)	(897,437)	(925,999)

Non-utility expense	(14,475)	(9,570)	(27,570)

Investment income (expense)	121,099	181,542	120,641

Non-utility income from joint venture	238,193	-	-

Other income	289,819	33,129	6,809

Rental income	48,552	48,552	48,552

Net income, before income tax	1,797,895	1,578,862	2,614,935

Income tax benefit (expense), current	1,233,575	54,139	(1,114,034)

Income tax benefit (expense), deferred	(1,679,909)	(284,173)	140,722

Total tax (expense)	(446,334)	(230,034)	(973,312)

Net income	1,351,561	1,348,828	1,641,623

Other comprehensive income (loss)

Pension adjustment, net of tax	(695,101)	(321,993)	679,023

Net unrealized gain (loss) on securities available for sale	141,822	(131,351)	37,810

Total other comprehensive income (loss)	(553,279)	(453,344)	716,833

Total comprehensive income	$798,282	$895,484	$2,358,456

Weighted average earnings per share-

basic:	$0.69	$0.77	$1.05

diluted:	$0.69	$0.76	$1.05

Average shares outstanding - basic	1,953,079	1,746,198	1,562,576

Average shares outstanding - diluted	1,965,761	1,765,220	1,570,902

See accompanying notes to consolidated financial statements

Page 31.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For Years Ended September 30, 2012, 2011, and 20102

	September 30,	September 30,	September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$1,351,561	$1,348,828	$1,641,623
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	1,698,458	1,478,953	713,066
Unamortized debt issuance cost	48,270	46,782	33,851
Regulatory amortizations	1,462,451	1,610,453	1,619,537
Stock issued for services and stock option expense	246,353	176,057	235,902
Pension adjustment	(695,101)	(321,993)	679,023
Loss (Gain) on sale of marketable securities	(105,559)	45,118	(77,420)
Deferred income taxes	55,574	(1,550,808)	1,472,093
Bad debt expense	297,202	185,506	219,468
Undistributed earnings on joint ventures	(238,193)	-	-

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(325,244)	(532,163)	(492,074)
Gas stored underground	721,668	(136,537)	(374,017)
Materials and supplies inventories	48,915	(413,340)	(124,634)
Prepaid expenses	(22,785)	263,079	628,391
Unrecovered gas costs	(1,008,587)	556,381	(223,756)
Deferred regulatory costs	(615,311)	(472,670)	(26,898)
Other	(38,165)	(52,755)	(93,641)
Increase (decrease) in:
Accounts payable	(381,056)	514,365	89,373
Accrued expenses	(499,746)	495,511	(28,268)
Customer deposits and accrued interest	(1,580)	(48,749)	(40,118)
Deferred compensation	(349,755)	(89,087)	(82,667)
Deferred pension costs & post-retirement benefits	(128,296)	(493,144)	(1,618,042)
Other liabilities and deferred credits	175,954	171,050	125,611
Net cash (used in) provided by operating activities	1,697,028	2,780,837	4,276,403

Cash flows from investing activities:
Purchase of securities available-for-sale	(1,241,816)	(2,174,041)	(1,552,126)
Sale of securities available-for-sale	1,484,744	2,097,174	1,576,686
Investment in joint ventures	(111,000)	-	-
Capital expenditures	(6,880,501)	(3,859,302)	(4,694,677)
Net cash (used in) provided by investing activities	(6,748,573)	(3,936,169)	(4,670,117)

Cash flows from financing activities:
Proceeds under lines-of-credit	16,739,154	16,110,235	15,744,398
Repayment of lines-of-credit	(18,720,943)	(17,072,100)	(17,360,309)
Debt issuance cost expense	(11,388)	(29,407)	(69,486)
Cash received from sale of stock	6,232,753	673,140	2,233,548
Dividends paid	(948,409)	(774,896)	(548,150)
Proceeds under short-term debt	-	-	750,000
Proceeds under long-term debt	2,979,018	3,952,296	1,150,732
Repayment of short-term debt	-	(500,000)	(500,000)
Repayment of long-term debt	(1,321,802)	(1,100,243)	(1,115,033)
Net cash (used in) provided by financing activities	4,948,383	1,259,025	285,700
Net (decrease) increase in cash	(103,162)	103,693	(108,014)

Cash and cash equivalents at beginning of period	173,245	69,552	177,566

Cash and cash equivalents at end of period	$70,083	$173,245	$69,552

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$973,627	$894,820	$926,763
Income taxes	$196,462	$1,668,438	$152,078
Non-cash investment activities-retirement of assets	$193,799	$198,302	$225,506

See accompanying notes to consolidated financial statements

Page 32.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

	Number of Shares	Common Stock	Addistional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at September 30, 2009	1,010,647	$5,053,235	$6,018,362	$1,281,950	($2,956,685)	9,396,862

Issuance of common stock & warrants	135,807	679,035	1,790,594	---	---	2,469,629

Dividends declared and paid			321,308	(869,458)		(548,150)

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

Comprehensive income:

Change in unrealized gain on

securities available for sale, net of

income taxes of $59,969		---	---	---	(131,351)	(131,351)

Minimum pension liability, net of

income taxes of $224,833		---	---	---	(321,993)	(321,993)

Net income		---	---	1,348,828	---	1,348,828

Total comprehensive income						895,484

Balances at September 30, 2011	$1,787,769	$8,938,845	$7,382,167	$1,018,766	($2,693,196)	$14,646,582

Issuance of common stock & warrants	432,502	2,162,510	4,316,596	---	---	6,479,106

Dividends declared and paid			---	(948,409)		(948,409)

Comprehensive income:

Change in unrealized gain on

securities available for sale, net of

income taxes of $60,781		---	---	---	141,822	141,822

Minimum pension liability, net of

income taxes of $389,352		---	---	---	(695,101)	(695,101)

Net income		---	---	1,351,561	---	1,351,561

Total comprehensive income						798,282

Balances at September 30, 2012	$2,220,271	$11,101,355	$11,698,763	$1,421,918	($3,246,475)	$20,975,561

The components of accumulated other comprehensive (loss) are as follows:

				2012	2011	2010

Pension liability adjustment				(3,299,397)	(2,604,296)	(2,282,303)

Net unrealized gain/(loss) on securities available for sale				52,922	(88,900)	42,451

Accumulated other comprehensive loss				(3,246,475)	(2,693,196)	(2,239,852)

See accompanying notes to consolidated financial statements

Page 33.

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

(f) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property, which ranges from 3 to 55 years for all assets except utility plant. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property was 3.1% in 2012, 3.1% in 2011 and 1.6% in 2010. As of September 1, 2009, 100% of the fixed amount and 80% of the monthly volumetric charge due to line 13 (our pipeline connecting Marcellus production in Pennsylvania to the rest of our distribution system) were allocated to offset our costs of building the pipeline. As of fiscal year 2011, we are recognizing the revenue and increasing the accumulated depreciation and depreciation expense instead of offsetting plant. This increased the annual percentage rate in fiscal 2011 by 1.4%. At the time utility properties are retired, the original cost plus costs of removal less salvage are charged to accumulated depreciation.

(g) Revenue and Natural Gas Purchased

The Company records revenues from residential and commercial customers based on meters read on a cyclical basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. The Company does not accrue revenue for gas delivered but not yet billed, as the New York PSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company, as part of its rate order, has a weather normalization clause as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2.2% greater or less than a 30 year average. As a result, the effect on revenue fluctuations on weather related gas sales is somewhat moderated.

Page 34.

In addition to weather normalization, starting in September 2009, the Company implemented a revenue decoupling mechanism (RDM). The RDM reconciles actual delivery service revenues to allowed delivery service revenues (which are based on the annual customer and volume forecasts in the last rate case) for certain residential customers. The Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve month period starting the next calendar year.

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

(h) Marketable Securities

Marketable securities, which are intended to fund the Company's deferred compensation plan obligations, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders' equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss position, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management's analysis of available market research. In 2012, 2011 and 2010, the Company sold equity securities for gains (losses) included in earnings of $44,039, $114,677 and $57,988 respectively.

The Company has determined the fair value of certain assets through application of FASB ASC 820 "Fair Value Measurements and Disclosures".

Fair value of assets and liabilities measured on a recurring basis at September 30, 2012 and 2011 are as follows:
Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3

September 30, 2012

Available-for-sale securities	$2,271,721	$2,271,721	$-	$-

September 30, 2011

Available-for-sale securities	$2,267,268	$2,267,268	$-	$-

Page 35.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

A summary of the marketable securities at September 30, 2012, 2011 and 2010 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
2012
Cash and equivalents	$140,186	$-	$-	$140,186
MetLife stock value	51,185	-	-	51,185
Government and agency issues	75,001	857	-	75,858
Corporate bonds	196,842	3,754	-	200,596
Mutual funds	144,148	-	6,723	137,425
Equity securities	1,588,755	77,716	-	1,666,471
Total securities	$2,196,117	$82,327	$6,723	$2,271,721

2011
Cash and equivalents	$55,185	$-	$-	$55,185
MetLife stock value	51,185	-	-	51,185
Government and agency issues	149,975	586	-	150,561
Corporate bonds	560,606	3,727	-	564,333
Mutual funds	185,762	-	19,628	166,134
Equity securities	1,391,555	-	111,685	1,279,870
Total securities	$2,394,268	$4,313	$131,313	$2,267,268

2010
Cash and equivalents	$116,206	$-	$-	$116,206
MetLife stock value	51,185	-	-	51,185
Government and agency issues	100,000	923	-	100,923
Corporate bonds	593,861	21,678	-	615,539
Mutual funds	125,547	-	5,821	119,726
Equity securities	1,315,751	47,540	-	1,363,291
Total securities	$2,302,550	$70,141	$5,821	$2,366,870

Page 36.

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

(k) Dividends

On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock but limited pay outs to a percentage of earnings tied to the Company's debt/equity ratio. At its regular meeting on December 14, 2010, the Board of Directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share and was paid on January 15, 2011 to shareholders of record as of December 31, 2010, and on April 15, 2011 for shareholders of record on March 31, 2011. The dividend rate of $.1725 reflects the pre-stock dividend rate (see third paragraph in this section). The Board of Directors reviewed the quarterly dividend rate at its next regularly scheduled meeting on June 14, 2011 and adjusted the dividend rate to $.115. This dividend was paid on July 15, 2011 to shareholders of record on June 30, 2011, on October 15, 2011 to shareholders of record on September 30, 2011 and January 16, 2012 to shareholders of record on December 31, 2011. At its regular meeting on February 10, 2012, the board of directors approved an increase in the quarterly dividend to $.12 a share. This dividend was paid on April 16, 2012 to shareholders of record on March 31, 2012, on July 16, 2012 to shareholders of record on June 30, 2012 and on October 15, 2012 to shareholders of record on September 30, 2012.

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. As part of this program 761 shares were issued in 2009, 2,319 shares were issued in 2010, 3,976 shares in 2011 and 5,689 shares in 2012. A total of 12,745 shares have been issued since the program started.

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

(l) Accounting for Impairment

The Financial Accounting Standards Board (FASB) ASC 360-10-15, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC 360-10-15 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2012, 2011, and 2010.

(m) New Accounting Pronouncements

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

Page 37.

(n) Revenue Taxes

The Company collects state revenue taxes. The amount included in Utility Operating Revenue and Taxes other than Federal Income Taxes was $131,141, $134,398 and $131,049 in 2012, 2011, and 2010 respectively.

(o) Stock Based Compensation

The Company accounts for stock based awards in accordance with FASB ASC 718. During fiscal 2010, the Company did not grant any options, but did award shares as compensation to our directors. On April 1, 2008, the board of directors agreed to increase the compensation for all board members from 50 shares of our restricted common stock for each quarter of service as a director to 150 shares of our restricted common stock for each quarter of service as a director. On December 15, 2009, the board of directors approved an increase in its compensation from 150 shares of our restricted common stock for each quarter of service to 250 restricted shares quarterly effective as of January 1, 2010. The shares awarded will become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors.On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 30, 2010. Since these shares are restricted, in recording compensation expense, the expense accrued is 25% less than the closing price of the stock on the day the stock was awarded. Management of the Company believes this discount is reasonable for thinly traded stock such as that of the Company. The Company did not discount the value of the stock paid to the directors who resigned from the board since those shares became unrestricted when held by a non-affiliate for at least six months. The directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company (see Note (k) for further information). On April 29, 2011, shares were issued for service for the quarters ended December 31, 2010 and March 31, 2011. Joseph Mirabito, William Mirabito and John Williamson III were paid 247 shares of common stock for the quarter ended December 31, 2010 because they served for a portion of that quarter. On February 22, 2012, shares were issued for service for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011. On October 10, 2012, shares were issued for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012. Total expense to be recognized in October will be $78,975 for 6,750 shares at $11.70 a share. Information regarding shares of stock awarded to directors in fiscal 2012 is summarized below.

	Fees Earned or Paid	2/22/2012
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $12.975/Share)	($)	($)
6 Directors	-	6,750	87,581	87,581

At its regularly scheduled meeting on December 11, 2012, the Compensation Committee of the Board of Directors of the Company made restricted stock awards of 600 shares each to the five officers of the Company in lieu of salary increases. Each restricted stock award vested 300 shares immediately and 300 shares on December 12, 2013 if the officer is still employed by the Company or one of its subsidiaries or affiliates on that date. Each award is subject to the terms and conditions of a restricted stock award agreement and the Company's Amended and Restated 2007 Stock Plan. In addition, the Board of Directors authorized the issuance on December 12, 2012, of 600 shares of the Company's common stock to Carl T. Hayden in compensation for his past service as a director of the Company's joint venture affiliate, Leatherstocking Gas Company, LLC.

Page 38.

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

(r) Collective Bargaining Agreement

We had 54 employees as of September 30, 2012, and 52 as of September 30, 2011. Of this total, 44% are union labor working under an agreement effective until April 2, 2015.

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

The Company distributed one transferable subscription right for each eight shares of common stock to shareholders of record as of 5:00 pm on July 2, 2012. This right entitled the shareholder to purchase one share of our common stock at a cash exercise price of $15.75 per share. The rights were granted to the shareholders without additional charge to them and expired at 5:00 pm on September 21, 2012. We received $3,838,048, net of cost, with the exercise of 246,524 shares. The Company used the proceeds to help fund capital expenditures, the retirement of debt and future growth opportunities.

Page 39.

(t) Leatherstocking Companies

The Company, in a joint venture with Mirabito Regulated Industries, formed a limited liability corporation (LLC) in November 2010 for the purpose of providing natural gas in areas of New York and Pennsylvania that currently do not have natural gas service. This venture, Leatherstocking Gas Company, LLC, ("Leatherstocking Gas") is currently moving forward on expansions to several areas in the northeast. The Company and Mirabito Regulated Industries each owns 50% of the joint venture and each appoints three managers to operate the new company. The seventh manager is a neutral manager agreed to by the Company and Mirabito Regulated Industries who is not an officer, director, shareholder or employee of either company. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. Leatherstocking has received a franchise from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor and Town of Unadilla in New York. In addition, Leatherstocking Gas has acquired thirteen franchises in Susquehanna County, Pennsylvania. Leatherstocking has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service.

In September 2010, Leatherstocking Pipeline Company, LLC ("Leatherstocking Pipeline") was formed with the same structure and managers as Leatherstocking Gas. Leatherstocking Pipeline is an unregulated company whose purpose is to serve one customer in Lawton, Pennsylvania. In the spring and summer of 2012, Leatherstocking Pipeline built and placed in service facilities to service that customer.

The investment and equity in both companies has been recognized in the consolidated statements. The Company has accounted for its investment in equity using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Company recognized the investment in the joint ventures as an asset at cost. The investment will fluctuate in future periods based on the Company's allocable share of earnings or losses from the joint ventures which is recognized through earnings.

Initial investment in joint ventures	$111,000
Earnings in joint ventures	238,193
Ending balance in investment in joint ventures	$349,193

(u) Private Placement of Common Stock

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

(v) Chapter 11 Protection Filed by Significant Customer

On August 2, 2012, the Company received notice that a significant customer filed for protection under Chapter 11 of the United States Bankruptcy Code. They received funding from their principal lender to continue to operate and pay bills going forward. As of September 30, 2012, the Company has reserved $165,000 of the $239,950 outstanding which is consistent with the Company's accounting policies. At this time we remain hopeful that the remaining amount will be collectable. If information comes to our attention that suggests otherwise we will adjust the amount to be collected accordingly.

Page 40.

(w) Settlement of Lawsuits

On December 30, 2011, the Company entered into a definitive Settlement and Release Agreement (the "Agreement") settling two lawsuits by a former Chairman of the Company. As previously disclosed, Thomas K. Barry sought damages from the Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer to the Company's Form 10-K for the fiscal year ended September 30, 2011 for disclosure regarding the original claims. Under the Agreement, the Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning next year the Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry's deferred compensation agreement) for the longer of ten years or Mr. Barry's lifetime. The Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry's lifetime up to a maximum of 20 payments to replace the life insurance policy. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The Company had previously reserved for past due payments as well as accrued a liability for future payments under the deferred compensation agreement and key-man life insurance policy. The savings associated with the reversal of past due payments and change in the liabilities for future payments under the deferred compensation agreement were recognized as a decrease to operating and maintenance expense. The reversal of accrued liability for the key man insurance policy was recognized in other income. The after tax benefit that resulted from these entries is approximately $259,000 after accounting for legal fees associated with the settlement which are shown in other deductions, net and adjustments to pension expense which are shown in operating and maintenance expense.

On March 22, 2012, the Supreme Court of the State of New York, Steuben County, ruled that the Company should supply Gas Natural Inc., a shareholder, certain Company records associated with Gas Natural Inc.'s tender offers in the 2008 to 2010 time frame and the Company's 2010 rights offering. The Company has provided the records to Gas Natural consistent with the court order. Gas Natural Inc. holds approximately 1% of the Company's common stock and its chairman, chief executive officer and largest shareholder is Richard Osborne. We cannot predict whether further litigation may result from Gas Natural Inc.'s review of the records of the Company.

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

On August 30, 2012, counsel to Gas Natural, Inc. and Richard M. Osborne sent a letter to counsel representing the Company offering to settle and release, for a $650,000 cash payment, claims related to Gas Natural Inc.'s previous offers to purchase the Company and other activities, including the Company's 2010 rights offering. The Company has been in discussion with representatives of Gas Natural, Inc. and Mr. Osborne. On December 11,2012, at its regularly scheduled meeting, the Board of Directors approved settling the claims for $200,000 in exchange for general releases and certain other consideration. On December 13, 2012, the Company was notifled by counsel for Gas Natural, Inc. that Gas Natural, Inc.'s Board of Directors, Richard Osborne and the Osborne Trust had approved the settlement. The Company believes its actions in connection with the offers, the rights offering and other activities were in he best interest of the Company and its shareholders.

(x) Subsequent Events

On October 10, 2012, shares were issued to directors for services for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012. Total expense to be recognized in October will be $78,975 for 6,750 shares at $11.70 a share.

On October 18, 2012, the NYPSC issued affiliate standards that prohibited the sharing of distribution company employees with Corning affiliates. On November 19, 2012, the Company filed a petition requesting clarification of the October order. Action on this petition is unknown at this time. Please see "Regulatory Matters" for additional information.

At its regularly scheduled meeting on December 11, 2012, the Compensation Committee of the Board of Directors of the Company made restricted stock awards of 600 shares each to the five officers of the Company in lieu of salary increases. Each restricted stock award vested 300 shares immediately and 300 shares on December 12, 2013 if the officer is still employed by the Company or one of its subsidiaries or affiliates on that date. Each award is subject to the terms and conditions of a restricted stock award agreement and the Company's Amended and Restated 2007 Stock Plan. In addition, the Board of Directors authorized the issuance on December 12, 2012, of 600 shares of the Company's common stock to Carl T. Hayden in compensation for his past service as a director of the Company's joint venture affiliate, Leatherstocking Gas Company, LLC.

Also at its regularly scheduled meeting on December 11,2012, the Board of Directors approved settling claims by Gas Natural, Inc. and Richard M. Osborne for $200,000 in exchange for releases and certain other consideration. On December 13, 2012, the Company was notified by counsel for Gas Natural, Inc. that Gas Natural, Inc.'s Board of Directors, Richard Osborne and the Osborne Trust had approved the settlement. The Company believes its actions in connection with the offers, the rights offering and other activities were in the best interest of the Company and its shareholders.

Page 41.

(2) Major Customers

The Company has three major customers to which the Company delivers gas: Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results. Total revenue and deliveries to these customers were as follows:

	Deliveries		Revenue
	Mcf	% of Total	Amount	% of Total
Corning Incorporated
Year ended September 30, 2012	2,538,000	30	$1,142,000	6
Year ended September 30, 2011	2,811,000	29	$1,263,000	6
Year ended September 30, 2010	2,596,000	29	$1,149,000	5
NYSEG
Year ended September 30, 2012	2,675,000	32	$348,000	2
Year ended September 30, 2011	3,374,000	35	$342,000	1
Year ended September 30, 2010	3,156,000	35	$335,000	1
BEGWS
Year ended September 30, 2012	505,000	6	$1,479,000	8
Year ended September 30, 2011	639,000	7	$2,037,000	9
Year ended September 30, 2010	623,000	7	$2,164,000	10

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

Page 42.

Below is a summary of the Company's regulatory assets as of September 30, 2012, 2011 and 2010:

	2012	2011	2010
Deferred Debits - accounting for income taxes
Deferred Regulatory costs	1,545,790	1,207,028	1,052,427
Deferred Unrecovered gas costs	1,545,235	536,648	1,093,029

Total Regulatory Assets	3,091,025	1,743,676	2,145,456

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

(4) Long-term Debt

The Company believes it is in compliance with all of our loan covenants as of September 30, 2012.

The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Notes payable to banks are stated at cost, which approximates their value due to the short-term maturities of those financial instruments. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows at September 30, 2012, 2011 and 2010:\

Page 43.
	2012	2011	2010

Unsecured senior note - 7.9%, due serially with annual payments of $355,000 beginning on September 1, 2006 through 2016 and $795,000 due in 2017	$2,215,000	$2,570,000	$2,925,000
Note payable - 6.5% with monthly installments through 2013	4,584,321	5,050,408	5,487,679
Note payable - variable rate with 4.5% floor with monthly
installments through May 2015	826,573	928,249	1,018,363
M&T Bank - new truck loan	-	2,995	9,786
M&T Bank - excavator & radio equipment	-	6,066	17,285
M&T Bank - backhoe & skidsteer loader	-	21,835	46,493
Community Bank - used trucks (5) loan	-	-	19,980
M&T Bank - used truck loan	4,660	6,854	8,902
M&T Bank - used truck loan	1,670	8,124	14,196
M&T Bank - vehicles loan	26,702	54,220	80,127
Note Payable - 5.76% with monthly installments through
November 2015	1,599,241	1,747,565	-
M&T Bank - used truck loan	4,944	9,252	-
Note Payable - variable rate with 4.25% floor, monthly
installments through November 2016	1,847,090	2,000,000	-
M&T Bank - new trucks loan	50,455	74,296	-
M&T Bank - vehicles loan	29,018	-	-
Note Payable - variable rate with 3.75% floor, monthly
installments through November 2017	2,450,000	-	-
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	248,703	-	-
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	248,703	-	-
Total long-term debt	$14,137,080	$12,479,864	$9,627,811

Less current installments	1,571,553	1,300,063	971,417
Long-term debt less current installments	$12,565,527	$11,179,801	$8,656,394

Page 44.
The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2012 are as follows:

2013	$1,571,553
2014	$1,639,460
2015	$1,683,780
2016	$1,743,828
2017 and thereafter	$7,498,459

The estimated interest payments on the above debts are as follows:

2013	$762,155
2014	$681,192
2015	$491,713
2016	$401,370
2017	$307,237

(5) Lines of Credit

The Company had a line of credit with Community Bank, N.A. to borrow up to $8 million on a short-term basis. In March 2010 and again in April 2011, we renewed our line of credit with a limit of $7 million. Under this agreement, the aggregate borrowings at any one time under the revolving line may not exceed the sum of 100% of all eligible accounts receivable plus 100% of all gas inventory plus 50% of miscellaneous eligible inventories (material and supplies on the balance sheet) plus 100% of the value of the Rabbi Trust investment account up to the $7.0 million limit. In February 2012 this limit was removed. Borrowings outstanding under this line were $2,196,995, $4,178,784 and $5,140,649 at September 30, 2012, 2011 and 2010, respectively. The maximum amount outstanding during the year ended September 30, 2012, 2011 and 2010 was $6,607,788, $6,246,562 and $7,437,118 respectively. On September 3, 2009, due to market conditions, the interest rate formula was changed to the greater of 4% or 225 basis points above 30 days LIBOR. In February 2011, we negotiated the new rate formula as a fluctuating rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25%. The line of credit is payable on demand with an interest rate of 3.5% on September 30, 2011. In February 2012 the interest rate was lowered to the greater of 3.25% or 2.5% above the 30-day LIBOR. As security for the Company's line of credit, collateral assignments have been executed which assign to Community Bank, N.A. various rights in the investment trust account. In addition, Community Bank, N.A. has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. The weighted average interest rates on outstanding borrowings during fiscal 2012, 2011 and 2010 were 3.35%, 3.78% and 4% respectively.

Page 45.

(6) Income Taxes

Income tax expense for the years ended September 30 is as follows:

	2012	2011	2010
Current	($1,233,575)	($54,139)	$1,114,034
Deferred	1,679,909	284,173	(140,722)
Total	$446,334	$230,034	$973,312

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:
	2012	2011	2010
Expected federal tax expense	$530,299	$536,813	$889,078
State tax expense (net of federal)	110,739	112,099	185,660
Net operating loss carryforwards	(137,519)	(468,755)	(2,783)
Other, net	(57,185)	49,877	(98,643)
Actual tax expense	$446,334	$230,034	$973,312

Our effective tax rate for the period ending September 30, 2012 was 24.8% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision) due mainly to bonus depreciation and accounting for a contribution in aid of construction on one of our major projects. Our effective tax rate for the period ending September 30, 2011 was 14.6% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision) due mainly to bonus depreciation on the Compressor Station, an asset not on the Company's Balance Sheet due to regulatory accounting (see Note (q) 311 Transportation Agreement/Compressor Station for more information). Our effective tax rate for the period ending September 30, 2010 was 37.2% instead of the expected rate of 41.1% (34% federal provision and 7.1% New York State provision) due to bonus depreciation and the adjustment back to a 34% federal provision for the prior fiscal year. Taxes paid have also been affected by the amount of net operating loss (NOL) carryforward on both federal and state returns and have positively affected our effective tax.

Page 46.

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2012	2011	2010
Deferred income tax assets:
Unbilled revenue	$36,637	$-	$42,187
Deferred compensation reserve	554,728	810,617	900,339
Post-retirement benefit obligations	439,234	317,329	339,462
Comprehensive income	2,528,780	2,367,781	2,473,850
Inventories	45,308	-	-
Estimated tax payments	68,242	1,332,039	26,888
Prior period tax reconciliations (1)(2)(3)	227,971	687,570	468,078
Other	1,715,363	855,783	603,756

Total deferred income tax assets	5,616,263	6,371,119	4,854,560

Deferred income tax liabilities:
Property, plant and equipment, principally due to
Differences in depreciation	1,418,210	2,591,119	2,561,750
Pension benefit obligations	1,659,791	1,290,001	1,057,256
Unbilled revenue	-	39,893	-
Inventories	-	60,795	64,277
Deferred rate expense and allocations	663,673	583,994	645,196
Deficiency of gas adjustment clause revenues billed	397,687	236,923	373,905
Other	371,957	407,875	542,465

Total deferred income tax liabilities	4,511,318	5,210,600	5,244,849

Net deferred income tax (assets) liabilities	($1,104,945)	($1,160,519)	$390,289

(1) In 2010, this amount is the total of $601,407 for tax depreciation less $133,329 for deferred taxes
From prior period reconciliation.

(2) In 2011, this amount is the total of $224,073 for tax depreciation less $5,258 for deferred taxes
Plus $468,755 for prior period accrued income taxes.

(3) In 2012, this amount is the total of $652,404 for tax depreciation less $561,952 for deferred taxes
Plus $137,519 for prior period accrued income taxes

Page 47.

The Company has federal tax net operating loss carry forwards available of approximately $12 million as of September 30, 2012 that begin to expire at the end of 2019.

FASB ASC No. 740 - Income Taxes provides for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements. The Company has evaluated its tax positions and accordingly has not identified any significant uncertain tax positions. The Company's policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Penalties are classified under other expense. The Company files a consolidated federal income tax return and state income tax returns in New York. Starting with the tax year ended September 30, 2012, the Company will also be filing a state income tax return in Pennsylvania . The federal returns and the state returns for the tax years ended prior to September 30, 2009 are no longer subject to examination.

(7) Pension and Other Post-retirement Benefit Plans

In 1997, the Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,220,536 (plus $51,185 in additional stock), $2,216,083 (plus $51,185 in additional stock) and $2,315,685 (plus $51,185 in additional stock) at September 30, 2012, 2011 and 2010, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $1,499,264, $1,849,019 and $1,938,106 at September 30, 2012, 2011 and 2010, respectively. The assets of the trust are available to general creditors in the event of insolvency.

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

In addition to the Company's defined benefit pension plans, the Company offers post-retirement benefits comprised of medical and life coverages to its employees who meet certain age and service criteria. Currently, the retirees under age 65 pay 60% of their health care premium until Medicare benefits commence at age 65. After age 65, Medicare supplemental coverage is offered with Company payment of the premium. For union participants who retire on or after September 2, 1992, the Company cost for post-retirement benefits is contractually limited and will not exceed $150 per month. This contract is in effect until April 2, 2015. The monthly benefit for all non-union employees, regardless of retirement date, shall not exceed $150. In addition, the Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Company's pension and post-retirement plan benefits as of September 30:

Page 48.
	Pension Benefits			Post-retirement Benefits
	2012	2011	2010	2012	2011	2010
Change in benefit obligations:
Benefit obligation at beginning of year	$15,857,827	$15,199,060	$14,900,272	$857,645	$825,942	$1,513,523
Service cost	328,661	333,060	333,425	14,388	13,819	26,229
Interest cost	771,341	776,058	797,680	41,569	41,920	48,987
Participant contributions	-	-	-	88,000	122,000	113,000
ActuTimes New Roman (gain) loss	2,202,387	338,403	(75,605)	82,701	30,964	(431,212)
Benefits paid	(827,657)	(788,754)	(756,712)	(141,000)	(177,000)	(162,000)
Curtailments	-	-	-	243,815	-	(282,585)
Benefit obligation at end of year	18,332,559	15,857,827	15,199,060	1,187,118	857,645	825,942
Change in plan assets:
Fair value of plan assets at beginning of year	9,458,419	9,179,959	8,813,215	-	-	-
Actual return on plan assets	1,532,489	19,398	699,286	-	-	-
Company contributions	1,339,796	1,047,816	424,170	53,000	55,000	49,000
Participant contributions	-	-	-	88,000	122,000	113,000
Benefits paid	(832,685)	(788,754)	(756,712)	(141,000)	(177,000)	(162,000)
Fair value of plan assets at end of year	11,498,019	9,458,419	9,179,959	-	-	-
Funded status	(6,834,540)	(6,399,408)	(6,019,101)	(1,187,118)	(857,645)	(825,942)
Unrognized net actuTimes New Roman loss / (gain)	4,881,181	4,133,593	3,900,917	(186,506)	(293,680)	(360,716)
Unrecognized PSC adjustment	-	-	-	-	-	-
Unrecognized prior service cost	(44,180)	(60,598)	(77,403)	-	-	-
Unrecognized net transition asset (obligation)	-	-	-	160,724	(94,782)	(106,473)
Additional minimum liability	-	-	-	-	-	-
(Accrued) prepaid benefit cost	(1,909,179)	(2,205,217)	(2,040,781)	(1,212,900)	(1,246,107)	(1,293,131)
Accrued contribution	-	-	-	-	-	-

Amounts recognized in the Balance Sheets consist of:
(Accrued)/prepaid pension cost as of beginning of fiscal year	(2,205,217)	(2,040,781)	(1,091,741)	(1,246,107)	(1,293,131)	(1,306,006)
Pension (cost) income	(862,576)	(1,043,758)	(1,212,252)	(29,793)	(5,976)	(36,125)
Contributions	1,339,796	1,047,816	424,170	-	-	-
Change in receivable contribution	(181,182)	(168,494)	(160,958)	-	-	-
Net benefits paid	-	-	-	63,000	53,000	49,000
Change in additional minimum liability	-	-	-	-	-	-
(Accrued)/prepaid pension cost as of end of fiscal year	(1,909,179)	(2,205,217)	(2,040,781)	(1,212,900)	(1,246,107)	(1,293,131)
Weighted average assumptions used to determine benefit obligation at September 30,

Discount rate	4.00%	5.00%	5.25%
Expected return on assets	7.75%	8.00%	8.00%
Rate of compensation increase	2.00%	2.00%	3.00%
Measurement Date	10/1/2012	10/1/2011	10/1/2010

Page 49.

For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2012. The rate is assumed to increase by 6.5% each year thereafter. A 1% increase in the actual health care cost trend would result in approximately a 4.1% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.1% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.6% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.6% decrease in the accumulated post-retirement benefit obligation.

Pension Benefits				Post-retirement Benefits
2012		2011	2010	2012	2011	2010

Components of net period benefit cost (benefit):
Service cost	328,661	333,060	333,425	14,388	13,819	26,229
Interest cost	771,341	776,058	797,680	41,569	41,920	48,987
Expected return on plan assets	(778,194)	(743,037)	(692,297)	-	-	-
Amortization of prior service	16,418	16,805	16,805	(11,691)	(11,691)	(10,432)
Amortization of transition obligation	-	-	-	-	-	-
Amortization of PSC adjustment	-	-	-	-	-	-
FAS88 recognition - loss on curtailment	-	-	-	-	-	-
Amortization of unrecognized actuTimes New Roman loss (gain)	705,532	829,366	917,597	(24,473)	(36,072)	(28,659)
Net periodic benefit cost (benefit)	1,043,758	1,212,252	1,373,210	19,793	7,976	36,125

Amounts recognized in the balance sheet consists of:
Prepaid (accrued) benefit liability	(6,834,540)	(6,399,408)	(6,019,101)	(1,187,118)	(857,645)	(825,942)
Prior period adjustment	-	-	-	-	-	-
Regulatory adjustments	-	-	-	-	-	-
Change in receivable contribution	-	-	-	-	-	-
Net amount recognized at end of period	(6,834,540)	(6,399,408)	(6,019,101)	(1,187,118)	(857,645)	(825,942)

Weighted average assumptions used to determine net
period cost at September 30:
Discount rate	4.00%	5.00%	5.25%	4.00%	5.00%	5.25%
Expected return on assets	7.75%	8.00%	8.00%	8.00%	8.00%	8.00%

Page 50.
The estimated pension plan payments are as follows:

2013	$912,000
2014	$942,000
2015	$980,000
2016	$1,054,000
2017	$1,073,000

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

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Company's most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $1,173,710, $1,285,000 and $1,190,949 for the years ended September 30, 2012, 2011 and 2010 respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal $375,415, $661,786 and $1,040,618 as of September 30, 2012, 2011 and 2010 respectively.

The NYPSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company's rate case filings and financial reporting period, a regulatory receivable (liability) of $197,477, $172,354 and $142,214 has been recognized at September 30, 2012, 2011 and 2010 respectively.

The Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the "Savings Plan"). All employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Company will match one-half of the participant's contribution up to a total of 50% of the participant's contribution up to a total of 6% of the participant's wages. The plan is subject to the federal limitation. The Company contribution to the plan was $75,005 in 2012, $75,963 in 2011 and $66,969 in 2010.

Page 51.

(8) Stock Options and Warrants

Stock Options

On November 5, 2007, the Board of Directors granted stock options totaling 75,000 shares. 25,000 of the stock options vested immediately and 25,000 additional options vested on each of the 1st and 2nd anniversary of the grant date. These options expired on the fourth anniversary of the grant date, November 5, 2011. On September 23, 2008, the Board of Directors approved performance based stock options totaling 19,000 shares to be vested on the 1st, 2nd and 3rd anniversaries of the grant date. The number of the options granted has been adjusted due to the stock dividend to 28,500 at a price of $11.33 per share and expire on September 23, 2013 (see Note (k) of the Notes to the Consolidated Financial Statements "Dividends" for additional information). No additional options were granted during 2009 and 2010. On December 14, 2010, the board of directors granted 9,000 compensatory stock options to certain of the Company's executive officers at an exercise price of $19.25 per share. These options have been adjusted to 13,500 shares at a price of $12.83, are exercisable on or after December 15, 2011 and expire on the fourth anniversary of the grant date. No other options were issued for fiscal 2011 and none for fiscal 2012. The number of shares and exercise price of each of the option awards are shown in the next two tables.

Management has valued the 2010 options at their date of vesting and 2011 options at their grant date utilizing the Black-Scholes Option Pricing Model. The following weighted average assumptions were utilized in the fair value calculations for options granted:

	2010	2011
	Options @	Options @
	$11.33	$12.83
Expected dividend yield	3.16%	2.71%
Expected stock price volatility	36.23%	35.63%
Risk-free interest rate	4.00%	.83%
Expected life of options in years	1.00	3.25

A summary of all stock option activity and information related to all options outstanding follows:

Page 52.
	2011
	Stock Options
	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at October 1, 2010	90,000	$10.42
Options granted	13,500	$12.83	4.25 years
Options exercised during year ended September 30, 2011	23,500	$10.00	.17 years
Options canceled during year ended September 30, 2011	-
Outstanding at September 30, 2011	80,000	$10.95	1.51 years
Exercisable at September 30, 2011	66,500	$10.57	.95 years

	2012
	Stock Options

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at October 1, 2011	80,000	$10.95
Options granted	-
Options exercised during year ended September 30, 2012	35,000	10
Options expired during year ended September 30, 2012	3,000
Outstanding at September 30, 2012	42,000	$11.81	1.72 years
Exercisable at September 30, 2012	42,000	$11.81	1.72 years

Page 53.

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

Page 54.

(9) Commitments

The Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The Company maintains storage capacity of approximately 736,000 Dth. In 2011 we entered in to an asset management agreement with ConocoPhillips and purchased $2.1 million of gas by the end of September 2012 that was placed into storage. As a result of these actions, the Company anticipates that it will have sufficient gas to supply its customers for the 2012-2013 winter season.

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

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
SUMMARY OF FINANCIAL AND OPERATING STATISTICS
	2012	2011	2010	2009	2008
Total assets	$51,614,204	$45,485,434	$41,491,639	$39,274,790	$33,786,320
Long-term debt, less current installments	$12,565,527	$11,179,801	$8,656,394	$8,673,416	$9,613,179
Summary of earnings:
Utility operating revenue	$19,436,916	$22,827,862	$22,445,300	$23,697,031	$25,783,329
Total operating expenses and taxes	17,794,525	20,835,250	20,026,110	22,260,928	23,622,768
Net utility operating income	1,642,391	1,992,612	2,419,190	1,436,103	2,160,561
Other income	444,995	253,653	148,432	141,840	358,903
Income from joint ventures	238,193	-	-	-	-
Interest expense-regulated	974,018	897,437	925,999	905,658	1,513,115
Net income (loss)	$1,351,561	$1,348,828	$1,641,623	$672,285	$1,006,349
Weighted average number of common shares outstanding	1,953,079	1,746,198	1,562,576	1,280,285	1,221,825
Earnings per common share	0.69	0.77	1.05	0.53	0.82
Dividends paid per common share	$0.48	$0.46	$0.39	$0.24	$0.00
Statistics (unaudited)-
Gas delivered (MMcf )
Residential	918	1,101	994	1,048	988
Commercial	200	228	203	241	223
Other utilities	236	300	287	317	305
Transportation deliveries	6,974	8,072	7,621	6,311	7,072
Total deliveries	8,328	9,701	9,105	7,917	8,588
Number of customers-end of period	14,746	14,647	14,520	14,458	14,368
Average Mcf use per residential customer	81	100	92	99	95
Average revenue per residential customer	$951.22	$1,193.17	$1,188.07	$1,268.27	$1,377.99
Number of degree days	6,843	8,136	7,429	8,139	7,436
Peak day deliveries (Mcf )	44,003	56,302	49,005	56,218	53,532
Miles of mains	427	418	414	413	410.6
Investment in gas plant (at cost)	$54,198,924	$47,490,565	$43,767,615	$39,257,065	$34,395,538
Stockholders' equity per share	9.45	8.19	7.95	6.20	6.43

Page 55.