Form 10-K/A
period 2012-09-30
CORNING NATURAL GAS CORP
filed 2013-01-25
CIK 24751

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

Indicate by check mark whether the registrant is a shell company. Yes [_] No [X]

The aggregate market value of the 1,385,711 shares of the Common Stock held by non-affiliates of the Registrant at the $17.00 average of bid and asked prices as of the last business day of registrant's most recently completed second fiscal quarter, March 31, 2012 was $23,557,087.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2012 - 2,227,021

Explanation of Amendment

Corning Natural Gas Corporation is filing this Form 10-K/A as Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the "Annual Report") that was filed with the Securities and Exchange Commission on December 28, 2012 for the purpose of including the following portions of Corning's Annual Report:

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Item 14 - Principal Accountant Fees and Services

Item 15 - Exhibits and Financial Statement Schedules

Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the September 30, 2012 fiscal year end except as expressly set forth in the December 28, 2012 filing of the Annual Report or herein, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors. The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below

Name	Age	Position	Director Since

Henry B. Cook, Jr.	65	Chairman of the Board and Director	2007
Michael I. German	62	Chief Executive Officer, President and Director	2006
Ted W. Gibson	70	Director	2006
Joseph P. Mirabito	54	Director	2010
William Mirabito	52	Director	2010
GeorgeJ. Welch	67	Director	2007
John B. Williamson III	58	Director	2010

Page 2.

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director since May 2007.He is the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, an importer of heavy duty truck parts. He is not related to Matthew J. Cook, our vice president - operations.

Michael I. German has served as our chief executive officer, president and director since December 2006. Prior to joining Corning, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts. From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly-held energy services and delivery company, including president of several utilities. Mr. German is a board member of Pennichuck Corporation, American Gas Association, the Northeast Gas Association and several non-profit organizations. Mr. German also serves as a director on the boards of Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC.

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

Joseph P. Mirabito has been a director since November 2010. He was president of Mirabito Fuel Group from 1986 to 1998. He has also served as president of Granite Capital Holdings, Inc. from 1998 to 2009 and chief executive officer of Mirabito Holdings, Inc. since 2009. He serves as a director on several professional and civic boards in the central New York region. Mr. Mirabito also serves as a director on the boards of Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC.

William Mirabito has served as a director since November 2010. He is currently president of Mang Insurance Agency and vice president of Mirabito Holdings, Inc. He is also the chairperson of the audit committee for Mirabito Holdings, Inc. In addition to serving as a board member of the Fox Hospital in Oneonta, NY, he also serves on its finance committee. He is also a board member of the Oneonta City School district and the State University of Oneonta Foundation. Mr. Mirabito also serves as a director on the boards of Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC.

George J. Welch has served as a director since May 2007. He is a partner in the law firm of Welch & Zink in Corning, New York. Mr. Welch's practice concentrates on business transactions and real estate. He is has served as an active director and member of many regional organizations, including a regional economic development organization and PaneLogic, Inc., a provider of control system integration services.

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

Name	Age	Position

Michael I. German*	62	Chief Executive Officer, President and Director
Firouzeh Sarhangi	54	Chief Financial Officer and Treasurer
Stanley G. Sleve	63	Vice President- Administration and Corporate Secretary
Matthew J. Cook	51	Vice President - Operations
Russell S. Miller	50	Vice President - Gas Supply and Marketing

* Biographical information for Mr. German can be found under "Board of Directors."

Firouzeh Sarhangi was appointed as chief financial officer and treasurer of Corning in 2006. From February 2004 until her appointment as CFO, she served as vice president - finance of Corning. Previously, she was president of Corning's Tax Center International (TCI) subsidiary, a company she founded and operated until Corning purchased TCI in 1998. Ms. Sarhangi has thirty-one years of public accounting experience.

Page 3.

Stanley G. Sleve joined the company and has served as vice president since 1998. He has served as Corporate Secretary since 2006 and as vice president of administration since 2005. Mr. Sleve oversees corporate operations including customer service, facilities management, human resources, information technology and community relations. Mr. Sleve is past chairperson of the board of directors of the Corning Area Chamber of Commerce and is a member of the Executive Committee and the Government Affairs Committee. He also serves on the Chemung County Chamber of Commerce Public Affairs Committee.

Matthew J. Cook joined Corning in February 2008 as vice president - operations. Mr. Cook has 15 years of natural gas utility experience.From 2000 until joining Corning, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various positions including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer for New York State Electric and Gas. He is not related to our director, Henry B. Cook, Jr. Mr. Cook also serves as a director on the boards of Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC.

Russell S. Miller rejoined Corning as our director of gas supply and marketing in June 2008 and was appointed as vice president - gas supply and marketing, in December 2009. From 1987 through 2004 he was employed by us in various positions including vice president - operations, gas supply manager and mapping technician. From 2006 until rejoining Corning, he was employed by IBM, as energy distribution manager where he managed a team of energy buyers. From 2004 through 2006, he was employed as an industrial account manager for Sprague Energy Corp. located in Portsmouth, New Hampshire. Mr. Miller also serves as a director on the boards of Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC.

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

Audit Committee Report. Corning has a separately designated standing audit committee. In accordance with its written charter that was approved and adopted by our board, our audit committee assists the board in fulfilling its responsibility of overseeing the quality and integrity of our accounting, auditing and financial reporting practices. A copy of the audit committee charter is available on our website at www.corninggas.com. The audit committee is directly responsible for the appointment of Corning's independent public accounting firm and is charged with reviewing and approving all services performed for us by the independent accounting firm and for reviewing the accounting firm's fees. The audit committee reviews the independent accounting firm's internal quality control procedures, reviews all relationships between the independent accounting firm and Corning in order to assess the accounting firm's independence, and monitors compliance with our policy regarding non-audit services, if any, rendered by the independent accounting firm. In addition, the audit committee ensures the regular rotation of the lead audit partner and concurring partner. The audit committee reviews management's programs to monitor compliance with our policies on business ethics and risk management.

The audit committee is currently comprised of Mr. Williamson, the committee's chairman, Mr. Cook and Mr. William Mirabito. Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with Corning. The committee met four times in the last fiscal year. Mr. Williamson, Mr. Cook and Mr. Mirabito are "independent directors" as defined in the New York Stock Exchange listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Williamson meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as the chief executive officer of RGC Resources, Inc., a publicly-held company. The audit committee reviews and reassesses its charter as needed from time to time and will obtain the approval of the board for any proposed changes to its charter.

The audit committee oversees management's implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure. In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the audited financial statements with management and EFP Rotenberg LLP, our independent accounting firm. The audit committee also discussed with EFP Rotenberg LLP the matters required by Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committee." The audit committee reviewed with EFP Rotenberg LLP, which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

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

In reliance upon (1) the audit committee's reviews and discussions with management and EFP Rotenberg LLP, (2) management's assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from EFP Rotenberg LLP dated December 28, 2012, stating that Corning's financial statements for the fiscal year ended September 30, 2012 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for filing with the SEC.

Audit Committee

JOHN B. WILLIAMSON III, CHAIRMAN

HENRY B. COOK, JR.

WILLIAM MIRABITO

ITEM 11. Executive Compensation

Compensation Committee. Our compensation committee is comprised of Mr. Joseph Mirabito, the committee's chairman, Mr. Gibson and Mr. Williamson. The committee met twice last fiscal year to recommend salaries and report those recommendations to the full board for approval.

Compensation Committee Interlocks and Insider Participation. No officers or employees of the Company served on the compensation committee. Mr. German meets with the compensation committee at their request and makes recommendations with respect to the compensation of other officers. Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with Corning. There are no interlocks between our compensation committee and officers and those of any other company.

Summary Compensation Table. The following table summarizes the compensation paid by us to our chief executive officer, chief financial officer, and our most highly compensated executive officers.
					Change in
					Pension
					Valueand
					Nonqualified
				Option	Deferred	All Other
Name and				Awards	Compensation	Compensation(1)	Total
Principal Position	Year	Salary ($)	Bonus ($)	($)	Earnings ($)	($)	($)

Michael I. German, President and Chief	2012	165,000	-	40,719	35,893	5,413	247,025
Executive Officer	2011	165,000	-	-	40,564	5,611	211,175
Firouzeh Sarhangi, Chief Financial Officerand	2012	122,000	-	8,144	18,717	3,179	152,040
Treasurer	2011	121,423	7,140	-	21,786	3,442	153,791
Stanley G. Sleve, Vice President - Administration	2012	111,115	-	8,144	32,365	3,333	154,957
and Corporate Secretary	2011	108,519	6,390	-	33,745	3,447	152,102
Matthew Cook, Vice President - Operations	2012	116,615	-	8,144	12,014	3,498	140,271
	2011	113,635	7,040	-	11,864	3,409	135,948
Russell Miller, Vice President - Gas Supply	2012	106,114	-	8,144	15,185	3,183	132,626
and Marketing	2011	103,231	6,000	-	26,031	3,097	138,359

Page 5.

(1) The amounts reported include 401(k) matching contributions by Corning in fiscal 2012 of $4,950 for Mr. German, $3,179 for Ms. Sarhangi, $3,333 for Mr. Sleve, $3,498 for Mr. Cook and $3,183 for Mr. Miller and in 2011, $4,950 for Mr. German, $3,442 for Ms. Sarhangi, $3,447 for Mr. Sleve, $3,409 for Mr. Cook and $3,097 for Mr. Miller.

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

Corning Natural Gas Corporation Employees Savings Plan. All employees of Corning who work for more than 1,000 hours per year and who have completed one year of service may enroll in the savings plan at the beginning of each calendar quarter. Under the savings plan, participants may contribute up to 50% of their wages. Corning matches one-half of the participant's contributions up to a total of 3% of the participant's wages. Matching contributions vest in the participants' accounts at a rate of 20% per year and become fully vested after five years. All participants may select one of ten investment plans, or a combination thereof, for their account. Distribution of amounts accumulated under the savings plan occurs upon the termination of employment or death of the participant. The savings plan also contains loan and hardship withdrawal provisions.

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

Page 6.

Outstanding Equity Awards at Fiscal Year End.

The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of the end of the past fiscal year.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	Exercisable	Unexercisable	Exercise Price	Expiration
Name	(#)	(#)	($)	Date

Michael I. German	22,500	-	11.33	9/23/2013	(1)
	7,500	-	12.83	12/14/2015	(3)
Firouzeh Sarhangi	1,500	-	11.33	9/23/2013	(2)
	1,500	-	12.83	12/14/2015	(3)
Stanley G. Sleve	1,500		11.33	9/23/2013	(2)
	1,500	-	12.83	12/14/2015	(3)
Matthew Cook	1,500	-	11.33	9/23/2013	(2)
	1,500	-	12.83	12/14/2015	(3)
Russell Miller	1,500	-	11.33	9/23/2013	(2)
	1,500	-	12.83	12/14/2015	(3)

(1) The options are exercisable as follows: 1/3 of the shares on 9/23/2009; 1/3 of the shares on 9/23/2010; and 1/3 of the shares on 9/23/2011.

(2) The options are exercisable on 9/23/2009.

(3) The options are exercisable on 12/15/2011.

Director Compensation. On December 15, 2009, the board of directors agreed to increase the compensation for all board members from 150 shares of our restricted common stock for each quarter of service as a director to 250 shares of our restricted common stock for each quarter of service as a director. The shares awarded become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors. The directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company. Since these shares are restricted, we have discounted the value of these shares at a rate of 25% less than the closing price of the stock on the day awarded. On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 2010, on April 29, 2011, shares were issued for service for the quarters ended December 31, 2010 and March 31, 2011; and on February 22, 2012, shares were issued for service for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011.Directors received compensatory shares for service for quarters ended March 31, 2012, June 30, 2012 and September 30, 2012. Information regarding shares of restricted stock awarded to directors in the fiscal year ended September 30, 2012, is summarized below, at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718 (formerly SFAS No. 123(R)).

	Fees Earned or	Stock	All Other
	Paid in Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)

Henry B. Cook, Jr.	-	14,597	-	14,597
Ted W. Gibson	-	14,597	-	14,597
Joseph P. Mirabito	-	14,597	-	14,597
William Mirabito	-	14,597	-	14,597
George J. Welch	-	14,597	-	14,597
John B. Williamson III	-	14,597	-	14,597

Page 7.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management. The following table sets forth, as of January 20, 2013 information regarding the beneficial ownership of our common stock, by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group.
Common Stock		Right to
Names and Address(1)(2)	Shares	Acquire(3)	Total	Percentage

The Gabelli Group(4)	440,820	-	440,820	19.73%
One Corporate Center
Rye, NY 10580
Michael I. German(5)	412,236	30,000	442,236	19.80%
Anita G. Zucker, trustee of	214,451	-	214,451	9.60%
the Article 6 Marital Trust(6) under The First Amended and Restated Jerry Zucker Revocable Trust 4838 Jenkins Avenue North Charleston, SC 29405
Mirabito Holdings, Inc.(7)	185,425	-	185,425	8.30%
49 Court Street, PO Box 5306
Binghamton, NY 13901
Mitchell Partners, L.P.(8)	135,488	-	135,488	6.07%
3187-D Airway Avenue
Costa Mesa, CA 92626
Ted W. Gibson(9)	101,337	-	101,337	4.54%
Henry B. Cook, Jr.(10)	21,139	-	21,139	*
Firouzeh Sarhangi(11)	13,360	3,000	16,360	*
GeorgeJ. Welch(12)	13,429	-	13,429	*
Stanley G. Sleve(13)	7,636	3,000	10,636	*
Joseph P. Mirabito(14)	4,389	-	4,389	*
William Mirabito(15)	3,089	-	3,089	*
John B, Williamson III16)	5,235	-	5,235	*
Russell Miller(17)	742	3,000	3,742	*
Matthew Cook(18)	600	3,000	3,600	*
All directors, director nominees
and executive officers as a group
(10 individuals)	659,163	42,000	701,163	31.39%

* Less than 1 percent
(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Corporation, 330 West William Street, Corning, New York 14830.

(3)	Shares of common stock the beneficial owner has the right to acquire through stock options or warrants that are or will become exercisable within 60 days.

(4)

Includes 350,251 shares of common stock held by Gabelli Funds, LLC and 90,569 shares held by Teton Advisors, Inc. Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it. Based solely on information in Amendment No. 15 to Schedule 13D filed with the SEC on September 21, 2012.

(5)

Includes (a) 7,660 shares of common stock owned by Mr. German's son which Mr. German disclaims beneficial ownership except to the extent of his pecuniary interest therein, (b) 30,000 options to purchase common stock and (c) 4,738 shares of common stock acquired through the Company's Dividend Reinvestment Program.

(6)	Based solely on information in Amendment No. 1 to Schedule 13D filed with the SEC on September 24, 2012.

(7)

Mr. Joseph Mirabito holds a 20% ownership interest in the corporation and could report an additional 37,085 shares of beneficial ownership. Mr. William Mirabito holds a 21% ownership interest in the corporation and could report an additional 38,939 shares of beneficial ownership. Based solely on information in Amendment No. 1 to Schedule 13G filed with the SEC on September 13, 2010 and the Form 4's filed with the SEC on October 12, 2012 and adjusted for the shares of common stock purchased by the corporation pursuant to the Company's rights offering in September 2012.

(8)

Based solely on information in Amendment 3 to the Schedule 13G filed with the SEC on December 31, 2010, adjusted for the 1 for 2 stock dividend in April 2011 and the shares of common stock purchased by the corporation pursuant to the Company's rights offering in September 2012.

(9)	Includes 6,150 shares of restricted stock.

(10)	Includes 6,075 shares of restricted stock and 392 shares of common stock acquired through the Company's Dividend Reinvestment Program.

(11)	Includes 600 shares of restricted stock, options to purchase 3,000 shares of common stock and 316 shares of common stock acquired through the Company's Dividend Reinvestment Program.

Page 8.
(12)

Includes 6,000 shares of restricted stock and 402 shares of common stock acquired through the Company's Dividend Reinvestment Program.6,819 shares of common stock are beneficially owned by Vincent J. Welch Trust, of which Mr. Welch is one of three trustees having voting and investment powers.

(13)	Includes 600 shares of restricted stock, options to purchase 3,000 shares of common stock and 307 shares of common stock acquired through the Company's Dividend Reinvestment Program.
(14)

Includes 2,872 shares of restricted stock and 1,299 shares held by Mr. Mirabito's wife. Mr. Mirabito disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein. Also, please see Note (7) regarding additional shares of beneficially owned common stock.

(15)	Includes 2,872 shares of restricted stock. Also, please see Note (7) regarding additional shares of beneficially owned common stock.
(16)	Includes 2,872 shares of restricted stock and 1,687 shares owned jointly with spouse.
(17)

Includes (a) 600 shares of restricted stock, (b) options to purchase 3,000 shares of common stock, (c) 51 shares owned by Mr. Miller's wife and (d) 6 shares of common stock acquired through the Company's Dividend Reinvestment Program. Mr. Miller disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(18)	Includes 600 shares of restricted stock and options to purchase 3,000 shares of common stock.

Equity Compensation Plan Information. The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of 121,432 shares of our common stock. Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically increase to the number of shares equal to 15% of the shares outstanding. On the date of the 2012 annual meeting, April 17, 2012, the total maximum number of shares available for issuance increased to 295,828. As of September 30, 2012, there were 42,000 options outstanding and the maximum number of shares available for future grants under the plan, excluding the 42,000 options outstanding, was 117,328.

Number of
securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the
Plan category	warrants and rights	warrants and rights	first column)

Equity compensation plans approved	42,000	$11.81	117,328
by security holders

Equity compensation plans not approved	-	-	-
by security holders

Total	42,000	$11.81	117,328

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. Corning Natural Gas Corporation, in 50/50 joint ventures with Mirabito Regulated Industries, formed Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC. Mr. Joseph P. Mirabito and Mr. William Mirabito are officers, directors and are 20% and 21% shareholders, respectively, of Mirabito Holdings, Incorporated, a sister company of Mirabito Regulated Industries. Mirabito Holdings, Incorporated holds approximately 8% of the Company's outstanding common stock. They are also on the board of Leatherstocking Gas Company, LLC and Leatherstocking Pipeline, LLC. The Company and Mirabito Regulated Industries invested $105,000 each in fiscal 2012 into Leatherstocking Gas Company, LLC. The Company also invested $1,000 into Leatherstocking Pipeline, LLC in fiscal 2012 to open a checking account. The Company paid a total of $11,450 to Mr. Welch for services during the fiscal year ended September 30, 2012.

Page 9.

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

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for the fiscal years ended September 30, 2012 and 2011, by our independent registered public accounting firm, EFP Rotenberg LLP, Certified Public Accountants of Rochester, New York.

	2012	2011
Audit Fees	$ 86,900	$ 86,500
Audit-Related Fees	$ -	$ -
Tax Fees	$ 18,000	$ 18,000
All Other Fees	$ 10,800	$ 6,700
Total	$ 115,700	$ 111,200

Audit Fees. These are fees for professional services rendered by EFP Rotenberg LLP for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. There were no fees billed by EFP Rotenberg LLP for audit-related fees for the fiscal years ended September 30, 2012 and 2011.

Tax Fees. These are fees for professional services rendered by EFP Rotenberg LLP with respect to tax compliance, tax advice and tax planning. These services include the review of tax returns and consulting on tax planning matters.

All Other Fees. These are fees for the audit of our pension plan, opinion for the rights offering filing and the review of our internal controls and corporate governance. There were no fees billed by EFP Rotenberg LLP for other services not described above for the fiscal years ended September 30, 2012 and 2011.

The audit committee authorized the payment by us of the fees billed to us by EFP Rotenberg LLP in fiscal 2012 and 2011.The decision to engage EFP Rotenberg LLP was approved by the audit committee. The audit committee has considered whether the provision of non-audit services is compatible with maintaining EFP Rotenberg LLP independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2012 and 2011, EFP Rotenberg LLP had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

ITEM 15. Exhibits and Financial Statement Schedules.
3.1**	The Company's Restated Certificate of Incorporation, (incorporated by reference to
Exhibit 3.1 of the Company's Current Report on Form 8-K dated September 26, 2007)
3.2**	Second Amended and Restated By-Laws of the Company (incorporated by reference to Annex D to the Company's Definitive Proxy Statement filed on April 24, 2007 with the Securities and Exchange Commission)
4.1**	The Company's Stock Plan (incorporated by reference to Annex A to the Company's
Definitive Proxy Statement filed on April 24, 2007 with the Securities and
Exchange Commission)
4.2**	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 of the Company's amendment to Registration Statement on Form S-3/A filed on July
12, 2007 with the Securities and Exchange Commission)
4.3**	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 of the
Company's amendment to Registration Statement on Form S-3/A filed on July 12,
2007 with the Securities and Exchange Commission)
Page 10.
4.4**	Warrant Agreement between the Company and Registrar and Transfer Company, as
Warrant Agent, dated as of July 13, 2007 (incorporated by reference to Exhibit 4.3 of the Company's amendment to Registration Statement on Form S-3/A filed on
July 12, 2007 with the Securities and Exchange Commission)
4.5**	Form of Subscription Rights Certificate (incorporated by reference to Appendix B of the Company's amendment to Registration Statement on Form S-1/A filed on
July 9, 2010 with the Securities and Exchange Commission)
4.6**	Form of Subscription Rights (incorporated by reference to Exhibit 4.2 of the Company's
Registration Statement on Form S-1(No. 333-182386), originally filed with the Securities
And Exchange Commission on June 28, 2012)
4.7**	The Company's Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Company's
Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities
And Exchange Commission on June 28, 2012)
4.8**	Rights Agent Engagement Agreement between the Company and Registrar and Transfer
Company dated July 27, 2012 (incorporated by reference to Exhibit 4.4 of the Company's
Current Report on Form 8-K dated July 30, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K dated August 14, 2006)
10.3**	Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated
October 16, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 16, 2008)
10.4**	Replacement Term Note of the Company in favor of Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated October 16, 2008)
10.5**	Demand Note made by the Company in favor of Manufacturers and Traders Trust Company dated October 27, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated October 27, 2008)
10.6**	Amended Warrant Agreement dated July 1, 2009 (incorporated by reference to Exhibit 10.1 of the
Company's Current Report on Form 8-K dated July 1, 2009)
10.7*	First Amendment to Employment Agreement between Michael I. German and the Company dated
December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q dated August 12, 2009)
10. 8**	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's
Current Report on Form 10-Q dated August 12, 2009)
10.9**	First Amendment to Note Agreements between the Company and Great West Life & Annuity
Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.1 of the
Company's Current Report on Form 8-K dated January 6, 2010)
10.10**	Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West Life & Annuity Insurance Company dated December 1,
2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
January 6, 2010)
10.11**	Amendment to Credit Agreement between the Company and Manufacturers and Traders Trust Company
dated March 4, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on
Form 8-K dated March 8, 2010)
Page 11.
10.12**	Replacement Term Note of the Company in favor of Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated March 8, 2010)
10.14**	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.15**	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.16**	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010
(incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated
May 7, 2010)
10.17**	Commitment Letter between the Company and Manufacturers and Traders Trust Company dated
May 10, 2010 (incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 10-Q
dated May 12, 2010)
10.18**	Negotiated 311 Gas Transportation Agreement between the Company and Talisman Energy USA, Inc.
dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 21, 2010)
10.19**	Disclosure regarding Promissory Note between the Company and Five Star Bank dated September 27, 2010
(incorporated by reference to Item 7.01 on the Company's Current Report on Form 8-K dated August 27, 2010)
10.20**	Letter of Commitment between the Company and Manufacturers and Traders Trust Company dated June 16,
2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
October 27, 2010)
10.21**	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.22**	General Security Agreement made by the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.23**	Specific Security Agreement made by the Company and Manufacturers and Traders Trust Company
dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.24**	Credit Agreement made by the Company and Manufacturers and Traders Trust Company dated
October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
Form 8-K dated October 27, 2010)
10.25**	Letter of Commitment between the Company and Community Bank N.A dated February 16, 2011
(Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
February 28, 2011)
10.26**	Letter of Credit Agreement between the Company and Community Bank N.A dated February 16, 2011
(Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
February 28, 2011)
10.27**	Change in Terms Agreement between the Company and Community Bank N.A. dated March 10, 2011
(Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 10, 2011)
Page 12.
10.28**	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company
dated July 14, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K
dated July 14, 2011)
10.29**	Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company
dated July 14, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K
dated July 14, 2011)
10.30**	Promissory Note between the Company and Five Star Bank dated September 1, 2011
10.31**	Base Contract for Sale and Purchase of Natural Gas between the Company and ConocoPhillips dated
April 1, 2011. Confidential information omitted and filed separately with the Securities and Exchange
Commission.
10.32**	Purchase Agreement between the Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012
(incorporated by reference to Exhibit 99.1 on the Company's Current Report on Form 8-K
dated January 27, 2012)
10.33**	Registration Rights Agreement between the Company and Article 6 Marital Trust under the First
Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012
(incorporated by reference to Exhibit 99.2 on the Company's Current Report on Form 8-K
dated January 27, 2012)
10.34**	Letter of Commitment between the Company and Community Bank N.A. dated February 15, 2012
(incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
February 27, 2012)
10.35**	Commercial Line of Credit Agreement and Note between the Company and Community Bank N.A.
dated February 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current
Report on Form 8-K dated February 27, 2012)
10.36*	Form of Change of Control Agreement between the Company and Firouzeh Sarhangi, Stanley G. Sleve,
Matthew J. Cook and Russell Miller dated April 17, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated April 17, 2012)
10.37*	Settlement and Release Agreement between the Company and Thomas K. Barry dated December 30, 2011
(incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1
(No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.38**	Operating Agreement of the Leatherstocking Pipeline Company, LLC (incorporated by reference to
Exhibit 10.31 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.39**	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to
Exhibit 10.32 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.40**	Line of Credit Agreement between the Company and Community Bank N.A. dated July 27, 2012
(incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
July 30, 2012)
10.41**	Term Loan Agreement between the Company and Community Bank N.A. dated July 27, 2012
(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated
July 30, 2012)
Page13.
10.42**	Promissory Note in the principal amount of $250,000 payable by the Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 15, 2012)
10.43**	Promissory Note in the principal amount of $250,000 payable by the Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated August 15, 2012)
10.44****	Form of Restricted Stock Agreement - Officers under the Corning Natural Gas Corporation's Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company's Current
Report on Form 8-K dated December 11, 2012)
10.45****	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas
Corporation's Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated December 11, 2012)
101**	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2012 and 2011
(ii) the Statements of Income and Comprehensive Income for the years ended
September 30, 2012, 2011 and 2010
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2012, 2011 and 2010
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended
September 2012, 2011 and 2010
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

*Indicates management contract or compensatory plan or arrangement that was previously filed with, or incorporated by reference into, Corning Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as filed with the Securities and Exchange Commission on December 28, 2012.

**Previously filed with, or incorporated by reference into, Corning Natural Gas Corporation's Annual

Report on Form 10-K for the fiscal year ended September 30, 2012 as filed with the Securities and Exchange Commission on December 28, 2012.

***Filed herewith

****Management contract or compensatory plan or arrangement incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Page 14.
Corning Natural Gas Corporation (Registrant)

Date January 25, 2013	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 25, 2013

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 25, 2013

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 25, 2013

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 25, 2013

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 25, 2013

/s/ William Mirabito
William Mirabito	Director	January 25, 2013

/s/ George J. Welch
George J. Welch	Director	January 25, 2013

/s/ John B. Williamson III
John B. Williamson III	Director	January 25, 2013

Page 15.