Form 10-Q
period 2012-12-31
CORNING NATURAL GAS CORP
filed 2013-02-13
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5.00 par value	2,236,117
Class	Shares outstanding as of February 13, 2013

Page 2.

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of December 31, 2012.

Page 3.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)
Assets	December 31, 2012	December 31, 2011	September 30, 2012

Plant:
Utility property, plant and equipment	$56,293,395	$50,004,178	$54,198,924
Less: accumulated depreciation	(16,377,735)	(14,793,688)	(15,888,267)
Total plant utility and non-utility, net	39,915,660	35,210,490	38,310,657

Investments:
Marketable securities available-for-sale at fair value	2,277,727	2,379,575	2,271,721
Investment in joint ventures	400,790	-	349,193
Total investments	2,678,517	2,379,575	2,620,914

Current assets:
Cash and cash equivalents	100,218	166,035	70,083
Customer accounts receivable, (net of allowance for
uncollectible accounts of $251,789, $32,132
and $209,615) respectively	2,968,721	2,477,607	1,626,283
Gas stored underground, at average cost	1,333,114	2,279,703	2,111,264
Materials and supplies inventory	1,162,996	928,015	1,173,104
Prepaid expenses	635,942	600,277	726,744
Total current assets	6,200,991	6,451,637	5,707,478

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	1,698,535	1,055,040	1,545,235
Deferred regulatory costs	2,039,785	1,373,147	1,545,790
Unamortized debt issuance cost (net of accumulated
amortization of $501,249, $455,139 and $489,522),
respectively	237,484	274,808	249,211
Deferred income taxes	1,874,872	1,177,891	1,375,665
Other	282,577	211,398	259,254
Total deferred debits and other assets	6,133,253	4,092,284	4,975,155

Total assets	$54,928,421	$48,133,986	$51,614,204

See accompanying notes to consolidated financial statements.

Page 4.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

Liabilities and capitalization:	December 31, 2012	December 31, 2011	September 30, 2012

Current liabilities:
Current portion of long-term debt	$1,638,162	$1,333,559	$1,571,553
Demand notes payable	750,000	750,000	750,000
Borrowings under lines-of-credit	4,451,596	6,020,507	2,196,995
Accounts payable	1,767,756	2,049,786	1,501,193
Accrued expenses	1,009,246	1,303,914	872,702
Customer deposits and accrued interest	1,288,524	1,325,160	1,032,739
Dividends declared	-	209,538	266,205
Deferred income taxes	798,645	252,432	270,720
Total current liabilities	11,703,929	13,244,896	8,462,107

Long-term debt, less current installments	12,299,968	10,916,929	12,565,527

Deferred credits and other liabilities:
Deferred compensation	1,510,378	1,516,841	1,499,264
Deferred pension costs & post-retirement benefits	7,820,595	6,962,239	7,680,065
Other	453,575	338,201	431,680
Total deferred credits and other liabilities	9,784,548	8,817,281	9,611,009

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,233,267 shares at
December 31, 2012, 1,823,967 shares at December
31, 2011 and 2,220,271 at September 30, 2012)	11,166,335	9,119,835	11,101,355
Other paid-in capital	11,809,321	7,644,375	11,698,763
Retained earnings	1,521,161	1,220,045	1,421,918
Accumulated other comprehensive loss	(3,356,841)	(2,829,375)	(3,246,475)
Total common stockholders' equity	21,139,976	15,154,880	20,975,561

Total liabilities and capitalization	$54,928,421	$48,133,986	$51,614,204

See accompanying notes to consolidated financial statements.

Page 5.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months ended December 31,
	2012	2011

Utility operating revenues	$5,589,201	$4,913,295
Natural gas purchased	2,033,201	1,997,114
Gross margin	3,556,000	2,916,181

Cost and expense
Operating and maintenance expense	1,744,427	1,020,411
Taxes other than income taxes	426,075	469,236
Depreciation	477,324	419,751
Other deductions, net	243,736	266,577
Total costs and expenses	2,891,562	2,175,975

Utility operating income	664,438	740,206

Other income and (expense)
Interest expense	(243,843)	(251,359)
Non-utility expense	(6,506)	(2,820)
Other Income	27,842	266,920
Investment income	29,726	24,318
Non-utility income from joint ventures	21,597	-
Rental income	12,138	12,138

Net income from operations, before income tax	505,392	789,403

Income tax benefit/(expense), current	275,935	237,432
Income tax (expense), deferred	(414,528)	(616,031)
Total tax (expense)	(138,593)	(378,599)

Net income	366,799	410,804

Other comprehensive (loss)
Pension adjustment, net of tax	(94,129)	(197,665)
Net unrealized gain (loss) on securities available for sale	(16,237)	61,486
Total other comprehensive (loss)	(110,366)	(136,179)

Total comprehensive income	$256,433	$274,625

Weighted average earnings per share-
basic:	$0.16	$0.23
diluted:	$0.16	$0.22

Average shares outstanding - basic	2,230,135	1,815,634
Average shares outstanding - diluted	2,240,024	1,829,486

See accompanying notes to consolidated financial statements.

Page 6.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$366,799	$410,804
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	477,324	419,751
Unamortized debt issuance cost	11,727	11,285
Regulatory Amortizations	354,996	405,152
Stock issued for services and stock option expense	175,542	95,911
Pension adjustment	(94,129)	(197,665)
Loss (Gain) on sale of marketable securities	(5,356)	(24,703)
Deferred income taxes	28,718	235,060
Bad debt expense	73,559	35,545
Undistributed earnings on joint ventures	(21,597)	-

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,415,997)	(914,911)
Gas stored underground	778,150	553,229
Materials and supplies inventories	10,108	260,002
Prepaid expenses	90,802	103,682
Unrecovered gas costs	(153,300)	(518,392)
Deferred regulatory costs	(641,027)	(300,059)
Other	(23,323)	9,691
Increase (decrease) in:
Accounts payable	266,563	167,537
Accrued expenses	136,544	(34,532)
Customer deposits and accrued interest	255,785	290,841
Deferred compensation	11,114	(332,178)
Deferred pension costs & post-retirement benefits	(67,434)	65,868
Other liabilities and deferred credits	(244,310)	25,808
Net cash (used in) provided by operating activities	371,258	767,726

Cash flows from investing activities:
Purchase of securities available-for-sale	(452,462)	(396,126)
Sale of securities available-for-sale	435,575	370,008
Investment in joint ventures	(30,000)	-
Capital expenditures	(2,082,327)	(2,501,627)
Net cash (used in) provided by investing activities	(2,129,214)	(2,527,745)

Cash flows from financing activities:
Proceeds under lines-of-credit	3,997,523	4,750,523
Repayment of lines-of-credit	(1,742,922)	(2,908,800)
Cash received from sale of stock	-	350,000
Dividends paid	(267,560)	(209,538)
Proceeds under long-term debt	77,435	-
Repayment of long-term debt	(276,385)	(229,376)
Net cash (used in) provided by financing activities	1,788,091	1,752,809
Net (decrease) increase in cash	30,135	(7,210)

Cash and cash equivalents at beginning of period	70,083	173,245

Cash and cash equivalents at end of period	$100,218	$166,035

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$241,042	$248,115
Income taxes	$24,333	$28,500

See accompanying notes to consolidated financial statements

Page 7.

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended September 30, 2012. These interim consolidated financial statements have not been audited by a firm of certified public accountants.

It is the Company's policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

Deferred income tax assets and liabilities are netted between short term and long term for presentation on the balance sheet.

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended September 30, 2012, filed on December 28, 2012. It is important to understand that the application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company.

Page 8.

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

Note 3 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. There was a drop in the discount rate from 5.25% to 5% in 2011 and from 5% to 4% in 2012. That drop was partially offset by changes in assumptions in the increase rate of compensation which decreased 3% to 2% in 2011 and 2012. The quarterly accruals for estimated annual pension liability partially offset by the unrealized gain on securities available for sale for the current quarter resulted in an OCI loss of $136,179 for the three months ended December 31, 2011. The quarterly accruals for estimated annual pension liability added to the unrealized loss for the three months ended December 31, 2012 resulted in an OCI loss of $110,366 for the period.

Page 9.

	December 31,	December 31,	September 30,
	2012	2011	2012
Pension adjustment	(3,393,526)	(2,801,961)	(3,299,397)
Net unrealized gain (loss) on securities available for sale	36,685	(27,414)	52,922
Accumulated other comprehensive loss	(3,356,841)	(2,829,375)	(3,246,475)

Note 4 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:
	Three Months Ended Dec 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011

Service cost	$98,979	$82,165	$4,321	$3,597
Interest cost	178,766	192,835	11,556	10,392
Expected return on plan assets	(221,641)	(194,549)	-	-
Amortization of prior service cost	3,557	4,105	887	(2,923)
Amortization of net (gain) loss	155,983	176,383	(3,886)	(6,118)
Net periodic benefit cost	$215,644	$260,939	$12,878	$4,948

Contributions

The Company expects to contribute $1.0 million to its Pension Plan and $63,000 to its other Post Retirement Benefit Plan in fiscal year 2013. A total of $228,966 has been paid to the Pension Plan for the first three months of this fiscal year.

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

On April 20, 2012, the NYPSC issued a final order in Case 11-G-0280 approving a Joint Proposal (the "Proposal") for a three-year rate plan. The Proposal provided for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provided the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provided for property tax reconciliation, treatment of future local production investment, allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. Rates became effective May 1, 2012.

Page 10.

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

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of December 31, 2012.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. On August 13, 2012 the note was refinanced at a variable interest rate of prime rate plus 1.00% until July 30, 2013. Commencing July 30, 2013 and continuing until August 1, 2018, the Company will pay principal and interest at a fixed rate equal to the prevailing Federal Home Loan Bank of New York Fixed Advance Rate as published five days prior to July 30, 2013, plus 3.75%. The interest rate at December 31, 2012 was 4.25%.

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

In February 2011, we renewed our $7.0 million revolving line of credit with Community Bank N.A. The line of credit had a fluctuating interest rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25% and expired on February 28, 2012. In February 2012, we refinanced the line of credit with Community Bank and the new line of credit bears interest at the greater of 3.25% or the 30-day LIBOR plus 2.25%. The interest rate on this loan is adjusted monthly and was 3.25% at December 31, 2012.

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25% above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of December 31, 2012.

Page 11.

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

Note 7 - Stock Based Compensation

The board of directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company (see Note 13 for further information). The shares awarded become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors. Since these shares are restricted, in recording compensation expense, the expense accrued is 25% less than the closing price of the stock on the day the stock was awarded. Management of the Company believes this discount is reasonable for thinly traded stock such as that of the Company. The Company did not discount the value of the stock paid to the directors who resigned from the board since those shares became unrestricted when held by a non-affiliate for at least six months. On November 9, 2010, directors were issued compensatory shares for service from July 2010 through September 30, 2010. On April 29, 2011, shares were issued for service for the quarters ended December 31, 2010 and March 31, 2011. Joseph Mirabito, William Mirabito and John Williamson III were each paid 247 shares of common stock for the quarter ended December 31, 2010 because they served for a portion of that quarter. On February 22, 2012, shares were issued for service for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011. On October 10, 2012, shares were issued for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012. Information regarding shares of stock awarded to directors in fiscal 2013 is summarized below.

	Fees Earned or Paid	10/10/2012
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $11.70/Share)	($)	($)
6 Directors	-	6,750	78,975	78,975

At its regularly scheduled meeting on December 11, 2012, the Compensation Committee of the Board of Directors of the Company made restricted stock awards of 600 shares each to the five officers of the Company in lieu of salary increases. Each restricted stock award vested 300 shares immediately and 300 shares on December 12, 2013 if the officer is still employed by the Company or one of its subsidiaries or affiliates on that date. Each award is subject to the terms and conditions of a restricted stock award agreement and the Company's Amended and Restated 2007 Stock Plan. Information regarding the shares of stock issued is summarized below.
	Fees Earned or Paid	12/17/12
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $16.00/Share)	($)	($)
5 Officers	-	3,000	48,000	48,000

In addition, the Board of Directors authorized the sale of 600 shares of the Company's common stock to Leatherstocking Gas Company, LLC. Leatherstocking Gas Company, LLC has assigned these shares to Carl T. Hayden in compensation for past service as a director of the Company's joint venture affiliate, Leatherstocking Gas Company, LLC. These shares were issued in January 2013 and will be recognized next quarter.

Page 12.

Note 8 - Fair Value Measurements

The Company has determined the fair value of certain assets through application of FASB ASC 820.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2012, December 31, 2011 and September 30, 2012 are as follows:

Gains and losses included in earnings for the periods reported in investment income as follows:
	Fair Value Measurements at Reporting Date Using:	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3

December 31, 2012
Available-for-sale securities	$2,277,727	$2,277,727	0	0

December 31, 2011
Available-for-sale securities	$2,379,575	$2,379,575	0	0

September 30, 2012
Available-for-sale securities	$2,271,721	$2,271,721	0	0
Investment Income
	Three Months Ended December 31,
	2012	2011

Total gains or (losses) included in earnings	$29,726	$24,318

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 9 - Stock Options

On September 23, 2008, the board of directors approved performance based stock options for the officers totaling 19,000 shares at an exercise price of $17.00 per share. 9,000 of these options vested on the first anniversary of the grant date and 5,000 vested on the second anniversary of the grant date. The remaining 5,000 of these options vested on the third anniversary of the grant date. No additional options were granted during fiscal years ended September 30, 2009 and September 30, 2010. On December 14, 2010, the board of directors granted 9,000 compensatory stock options to certain of the Company's executive officers at an exercise price of $19.25 per share. These options were exercisable on or after December 15, 2011 and expire on the fourth anniversary of the grant date. There are no additional options vesting this quarter. No options were issued for the quarter ended December 31, 2012. The number of shares and exercise price of each of the option awards have been adjusted to reflect the stock dividend paid on April 20, 2011 (see Note 13 - Stock Dividend for additional information) and are shown in the next two tables.

Page 13.

Management has valued the options at their date of vesting utilizing the Black-Scholes Option Pricing Model. The following weighted average assumptions were utilized in the fair value calculations for options granted:
	2010	2011
	Options @	Options @
Adjusted exercise price	$11.33	$12.83
Expected dividend yield	3.16%	2.71%
Expected stock price volatility	36.23%	35.63%
Risk-free interest rate	4.00%	.83%
Expected life of options in years	.75	3

The following summarizes the stock options outstanding as of December 31, 2012 for the fiscal year to date:
2013
Stock Options
Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at October 1, 2012	42,000	$11.81
Options granted	-
Options exercised during quarter ended December 31, 2012	-
Options canceled during quarter ended December 31, 2012	-
Outstanding at December 31, 2012	42,000	$11.81	1.47 years
Exercisable at December 31, 2012	42,000	$11.81	1.47 years

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

Note 11 - Dividends

Dividends are accrued when declared by the board of directors. At its regular meeting on December 14, 2010, the board of directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share. The dividend rate of $.1725 reflects the pre-stock split dividend rate (see Note 13 - Stock Dividend for additional information). The board of directors reviewed the quarterly dividend rate at its regular meeting on June 14, 2011 and adjusted the dividend rate to $.115. At its regular meeting on February 10, 2012, the board of directors approved an increase in the quarterly dividend to $.12 a share. Shareholders of record on December 21, 2012, were paid this dividend on December 31, 2012.

Page 14.

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. During this quarter 3,246 shares have been issued under this program.

Note 12 - Leatherstocking Companies

The Company, in a joint venture with Mirabito Regulated Industries, formed a limited liability corporation (LLC) in November 2010 for the purpose of providing natural gas in areas of New York and Pennsylvania that currently do not have natural gas service. This venture, Leatherstocking Gas Company, LLC, ("Leatherstocking Gas") is currently moving forward on expansions to several areas in the northeast. The Company and Mirabito Regulated Industries each owns 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Company and Mirabito Regulated Industries who is not an officer, director, shareholder or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. Leatherstocking has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor and Village and Town of Unadilla in New York. In addition, Leatherstocking Gas has acquired thirteen franchises in Susquehanna County, Pennsylvania. Leatherstocking has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service.

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

Investment in joint ventures as of September 30, 2012	$ 349,193
Investment in joint ventures during quarter ended December 31, 2012	30,000
Earnings in joint ventures during quarter ended December 31, 2012	21,597
Ending Balance in joint ventures as of December 31, 2012	$ 400,790

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

Page 15.

Note 14 - Settlement of Lawsuits

On December 30, 2011, the Company entered into a definitive Settlement and Release Agreement (the "Agreement") settling two lawsuits by a former Chairman of the Company. As previously disclosed, Thomas K. Barry sought damages from the Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer to the Company's Form 10-K for the fiscal year ended September 30, 2011 for disclosure regarding the original claims. Under the Agreement, the Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning in calendar 2013, the Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry's deferred compensation agreement) for the longer of ten years or Mr. Barry's lifetime. The Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry's lifetime up to a maximum of 20 payments to replace the life insurance policy. The Company has paid the amounts due in January 2013. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The Company had previously reserved for past due payments as well as accrued a liability for future payments under the deferred compensation agreement and key-man life insurance policy. The savings associated with the reversal of past due payments and change in the liabilities for future payments under the deferred compensation agreement were recognized as a decrease to operating and maintenance expense. The reversal of accrued liability for the key man insurance policy was recognized in other income. The after tax benefit that resulted from these entries was approximately $400,000 as of December 31, 2011, after accounting for legal fees associated with the settlement which are shown in other deductions, net and adjustments to pension expense which are shown in operating and maintenance expense.

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

On August 30, 2012, counsel to Gas Natural, Inc. and Richard M. Osborne sent a letter to counsel representing the Company offering to settle and release, for a $650,000 cash payment, claims related to Gas Natural Inc.'s previous offers to purchase the Company and other activities, including the Company's 2010 rights offering. The Company has been in discussion with representatives of Gas Natural, Inc. and Mr. Osborne. On December 11, 2012, at its regularly scheduled meeting, the Board of Directors approved settling the claims for $200,000 in exchange for general releases and certain other consideration. On December 13, 2012, the Company was notified by counsel for Gas Natural, Inc. that Gas Natural, Inc.'s Board of Directors, Richard Osborne and the Osborne Trust had approved the settlement. The after tax expense that resulted from this agreement was $126,000 and is shown in other deductions, net for the current quarter on the Company's Income Statement. The Company believes its actions in connection with the offers, the rights offering and other activities were in the best interest of the Company and its shareholders.

Page 16.

Note 15 - Effective Tax Rate
Income tax expense for the quarters ended December 31 is as follows:

	2012	2011
Current	($275,935)	($237,432)
Deferred	414,528	616,031
Total	$138,593	$378,599

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:

	2012	2011
Expected federal tax expense	$171,833	$268,397
State tax expense (net of federal)	23,683	56,048
Net operating loss carryforwards	-	67,961
Other, net	(56,923)	(13,807)
Actual tax expense	$138,593	$378,599

The effective tax rate for the period ending December 31, 2012 was 27.4% instead of the expected rate of 41.1% mainly due to components of non-taxable income and reconciliation of tax rates for prior periods. The effective tax rate for the period ending December 31, 2011 was 48% instead of the expected rate of 41.1% due to reconciliation of a prior period tax liability.

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

Page 17.

Note 18 - Rights Offering

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

Note 19 - Chapter 11 Protection Filed by Significant Customer

On August 2, 2012, the Company received notice that a significant customer filed for protection under Chapter 11 of the United States Bankruptcy Code. The customer received funding from their principal lender to continue to operate and pay bills going forward. As of December 31, 2012, the Company has reserved $220,000 of the $253,148 outstanding which is consistent with the Company's accounting policies.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional research capacity in our service area that is increasing our revenue and margins. Several new institutional and commercial facilities have been announced in our service territory. For example, the following projects are moving forward: a new hospital, two local motels, a new dormitory for the local community college, a large expansion to a local museum. A new math/science high school opened in the fall. We completed a project to provide service to a large asphalt plant in May 2012.

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

Page 18.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In calendar 2012 we exceeded our goals and replaced 9.2 miles of pipe and 432 services. We have begun work on the systematic replacement of 7 1/2 miles of bare steel pipe and 350 bare steel services for 2013. We will also construct approximately 5 miles of new pipe to interconnect Line 15 with Inergy Storage in the Town of Bath. Line 15 is the high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport and the Town of Urbana, New York. The Company has completed installation of new distribution lines to a local Asphalt Plant and large farm complex to assist them in fuel cost savings. Additionally the Company will continue on its goal to end the calendar year with 10 or fewer repairable leaks remaining on our books.

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended December 31, 2012, net income decreased by $44,005 compared to the same period in 2012 mainly due to the rate increase and new reconciliations provided by the new rate order offsetting higher bad debt expense and administrative and depreciation costs. Also, we recognized the benefits that resulted from the settlement of the Barry lawsuits (see Note 14 - Settlement of Lawsuits in Notes to Consolidated Financial Statements for additional information) in 2012, while we expenses $200,000 to settle Osborne litigations. The Company has increased its bad debt reserve to reflect the poor payment history of one large customer. As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity as determined under applicable regulations. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2013 fiscal year to date, stockholders' equity increased from $15,154,880 to $21,183,167. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2013 to date, we have spent $2.1 million on projects and safety-related infrastructure improvements. For the first three months of fiscal 2013 we repaired 91 leaks, replaced 147 bare steel services and replaced 27,160 feet of bare steel main.
	2012	2011

Net Income	$366,799	$410,804

Shareholders' equity	$21,139,976	$15,154,880

Shareholders' equity per weighted average share	$9.48	$8.35

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

Utility operating revenues increased $675,906 in the three months ended December 31, 2012 compared to the same period last year due to the rate increase that became effective in May 2012 and more favorable regulatory amortizations. As of September 1, 2009, 100% of the fixed amount and 80% of the monthly volumetric charge due to line 13 (our pipeline connecting Marcellus production in Pennsylvania to the rest of our distribution system) are now allocated to offset our costs of building the pipeline. As of fiscal year 2011, we are recognizing the revenue and increasing the accumulated depreciation and depreciation expense instead of decreasing the plant account. Other revenue increased for this fiscal year to date compared to last year mainly because of the new reconciliation of contract customer target amounts.

Page 19.

We reconcile several accounts on an annual basis, two of the biggest being the RDM and Lost and Unaccounted For ("LAUF") incentive reconciliations. The RDM was reconciled for the first time in fiscal year 2011 to reflect the difference between actual delivery revenue and the target revenue filed with the NYPSC and resulted in a negative income impact in that year because we had recorded revenues higher than the target. For the annual reconciliation of LAUF in December of 2012, we had a benefit of $15,069 and in December of 2011, we had a benefit of $43,044 that partially offset the reversal of $365,194 for the period ended December 2010. The following tables further summarize other income on the operating revenue table:
	Three months ended December 31,
	2012	2011
Other gas revenues:
Customer discounts forfeited	$11,456	$12,711
Reconnect fees	1,080	1,600
Gas revenues subject to refund (see below)	205,126	(231,108)
Surcharges	3,049	2,849
Total other gas revenues	$220,711	($213,948)

	Three months ended December 31,
	2012	2011
Gas revenues subject to refund:
Rate case amortizations	-	$4,093
DRA carrying costs	3,394	5,547
Line 15 carrying costs	-	18,460
Contract customer reconciliation	185,336	-
Monthly RDM amortizations	1,327	84,764
Annual RDM reconciliation	-	(25,375)
Annual MFC reconciliation	-	3,553
LAUF incentive benefit	15,069	(322,150)
	$205,126	($231,108)
The following table summarizes our operating revenue:

	Three months ended December 31,
	2012	2011
Retail revenue:
Residential	$2,907,021	$2,682,758
Commercial	456,081	434,643
Industrial	23,873	18,137
Transportation	1,059,799	1,171,354
Total retail revenue	4,446,774	4,306,892
Wholesale	636,874	524,758
Local production	284,842	295,593
Other	220,711	(213,948)
Total utility operating revenue	$5,589,201	$4,913,295

Page 20.

Gas purchases are our largest expense. We entered into a new gas management agreement with Conoco Phillips Corporation effective as of April 1, 2011. Purchased gas expense increased $36,087 for the three months ended December 31, 2012 compared to the same periods last year due primarily to lower prices partially offsetting less favorable regulatory adjustments for the period. Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 4.27% for the three months ended December 31, 2012 compared to the same periods last year primarily because of less favorable GAC adjustments for the period have been offset by the rate increase in May 2012 and lower gas prices.

	Three Months Ended December 31,

	2012	2011

Utility operating revenues	$5,589,201	$4,913,295

Natural gas purchased	2,033,201	1,997,114

Margin	$3,556,000	$2,916,181

Margin %	63.62%	59.35%

Operating Expenses

Operating and maintenance expense increased $724,016 in the first quarter of fiscal 2013 compared to the same quarter of fiscal 2012 mainly because of the recognition of pension savings associated with the settlement of the Barry lawsuits of $674,016 in December 2011 (see Note 14 - Settlement of Lawsuits in Notes to Consolidated Financial Statements for further information). Bad debt expense also increased by $38,014 for the first quarter of 2013 compared to the same period in 2011. Depreciation expense increased by $57,573 in this quarter compared to the same period in 2011 mainly due to increased utility plant depreciation as well as local production revenues which affect depreciation (see Revenue and Margin discussion above) offset by a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. Interest expense showed a decrease of $7,516 for the quarter from fiscal 2013 to 2012 due to better interest rates offsetting new loan instruments in the period. The lower borrowings under the lines of credit in this quarter also decreased interest expense for the period.

Net Income

Net income decreased $44,005 for the quarter ended December 31, 2012 compared to the same period in 2011 due primarily to the settlement of two lawsuits (see Note 14 - Settlement of Lawsuits in Notes to Consolidated Financial Statements for additional information). In 2011 we had after tax income of $400,000 from the Barry settlement and in 2012 had an after tax expense of $126,000 from the Osborne settlement. The $526,000 difference due to the Barry and Osborne settlements was offset by the rate increase, new rate case reconciliations and higher firm volumes.

Liquidity and Capital Resources

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $4.0 million annually due to an infrastructure investment mandate in our recent rate orders from the NYPSC. In fiscal year 2013 to date, we have spent approximately $2.1 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Company. We anticipate that our aggressive capital construction program will continue to require the Company to raise new debt and/or equity.

Page 21.

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

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have a $7.0 million revolving line of credit with an interest rate of the greater of 3.25% or 2.25% above the 30-day LIBOR. The amount outstanding under this line on December 31, 2012 was approximately $4.5 million with an interest rate of 3.25%. Collateral assignments have been executed which assign to the lender various rights in the Rabbi Trust investment account established to fund the Company's deferred compensation plan obligations, shown on the balance sheet as "Investments". In addition, our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $13.9 million in long term debt outstanding including current year installments as of December 31, 2012. We repaid $276,385 in the first three months of fiscal 2013 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with Manufacturers and Traders Trust Company to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. On March 4, 2010, the $6 million loan agreement with Manufacturers and Traders Trust Company was amended to increase the interest rate to 6.5% and to make other adjustments.

On May 7, 2010, the Company entered into a credit agreement with Community Bank N.A. for a $1.05 million promissory note at a fixed interest rate of 6.25% for the purpose of paying for the construction projects of our franchise located in the town of Virgil. This agreement gives our lender a security interest in all fixtures, equipment and inventory related to the Company's franchise in the town of Virgil as well as the Rabbi Trust account. The note also required an equity contribution of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement:

(i) Maintain a tangible net worth of not less than $11.0 million,

(ii) Maintain a debt to tangible net worth ratio of less than 3.0 to 1.0, and

(iii) Maintain a debt service coverage ratio of 1.10 to 1.

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of one month LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The interest rate was 4.5% as of December 31, 2012. We are in compliance with the financial covenants in this debt instrument as of its annual measurement date on September 30, 2012.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. On August 13, 2012 the note was refinanced at a variable interest rate of prime rate plus 1.00% until July 30, 2013. Commencing July 30, 2013 and continuing until August 1, 2018, the Company will pay principal and interest at a fixed rate equal to the prevailing Federal Home Loan Bank of New York Fixed Advance Rate as published five days prior to July 30, 2013, plus 3.75%. The interest rate at December 31, 2012 was 4.25%.

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

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25% above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of December 31, 2012.

On July 27, 2012, the Company entered into a Line of Credit Agreement and Term Loan Agreement in the amount of $2.45 million with Community Bank, N.A. to fund construction projects in our NYPSC mandated repair/replacement program for 2012. From July 27, 2012 to November 30, 2012 ("Draw Period"), the note will be payable as interest only at a rate of the greater of 3.00 percentage points above 30-day LIBOR or 3.75%. On November 30, 2012, the note converted to a permanent loan payable monthly for five years with the same interest rate calculated on a ten-year amortization schedule. A final payment will be due on the maturity date equal to the outstanding principal and interest.

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

The Company is in compliance with all of our loan covenants as of December 31, 2012.

During this quarter, we mainly withdrew gas from storage and as of December 31, 2012, had a balance of $1.3 million worth of gas in storage. During the next quarter, we will also be withdrawing gas from storage. We believe we will have sufficient gas to supply our customers for the winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In February 2012, we refinanced our revolving line of credit at an interest rate of the greater of 3.25% or the 30-day LIBOR plus 2.25%. The interest rate on this loan is adjusted monthly and was 3.25% at December 31, 2012. We are in compliance with the financial covenants in this debt instrument as of December 31, 2012.

Page 23.

The Company and Mirabito Holdings, Incorporated each own 50% of Leatherstocking Gas and each appoint three managers to operate the new company. The seventh manager is a neutral manager agreed to by the Company and Mirabito Holdings, Incorporated who is not an officer, director, or employee of either company. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Holdings, Incorporated; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. Leatherstocking has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor and Village and Town of Unadilla in New York. On November 23, 2011, Leatherstocking Gas filed for thirteen franchises in Susquehanna County, Pennsylvania. The Company received the required approvals to serve in Pennsylvania in September 2012. The Company is in the planning stage regarding the commencement of building facilities. Additionally Leatherstocking continues to be in discussions with municipal officials along the I-88 corridor in New York State. Leatherstocking is still acquiring municipal utility franchises and intends to connect to existing and new gas production in the area. Leatherstocking officials also intend to connect to the Constitution Pipeline which is a joint venture between Cabot Oil & Gas Corp. and Williams Partners, LP, and is scheduled to be operational in 2015.

On June 1, 2012, Leatherstocking Pipeline executed a natural gas transportation agreement with Pennsy Supply, Incorporated ("Pennsy"). Under the terms of the agreement Leatherstocking Pipeline connected Pennsy's Lawton asphalt facility to natural gas suppliers from the Williams Laser gathering line in the Township of Middleton in Susquehanna County, Pennsylvania. The natural gas interconnect was operational in August 2012.

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

Page 24.

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

Page 25.

On August 8, 2011, the Company and Mirabito Holdings, Inc. ("MHI") filed a joint petition requesting that the NYPSC authorize the acquisition by MHI of up to 15 percent of the Company's voting capital stock. The petition was submitted pursuant to a provision of the New York Public Service Law (Section 70) that requires NYPSC authorization for acquisitions in excess of 10 percent of such stock of a utility. Pursuant to a NYPSC Notice Consolidating Proceedings and Scheduling Procedural Conference issued August 16, 2012, this proceeding, designated Case 11-G-0417, was consolidated with Case 12-G-0141, discussed below, in which the Company seeks authorization to form a holding company.

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

On March 26, 2012, the Company filed a petition with the NYPSC in Case 12-G-0141 requesting authority to reorganize into a holding company structure. The Company is one of the few energy utilities in New York State that does not have a holding company structure. The Company has concluded that the absence of such a structure, and particularly not having the flexibility it affords for financing, is inhibiting the raising of capital. An Administrative Law Judge has been assigned to hear this case. The petition includes a request to use up to $1 million to fund initial construction of Leatherstocking Gas Company, LLC facilities to permit exercise of recently granted franchises for its distribution system in Pennsylvania. By a notice issued by the NYPSC on August 16, 2012, this proceeding was consolidated with Case 11-G-0417 pertaining to the acquisition of stock by MHI. On December 21, 2012, the Administrative Law Judge assigned to these two proceedings issued a schedule for the filing of testimony, the conduct of hearings and the filing of briefs, with the due date for the latter being April 20, 2013. On January 30, 2013, the Company filed a letter notifying the NYPSC that, based on exploratory discussions held with the Staff of the NYPSC, it appeared that some or all of the issues in these proceedings could be settled. Settlement negotiations are in process and the Company and the Staff of the NYPSC have requested that the Administrative Law Judge postpone the litigation schedule pending those negotiations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended September 30, 2012, filed on December 28, 2012. It is important to understand that the application of generally accepted accounting principles involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can produce varying results from company to company. The most significant principles that impact us are discussed below.

Page 26.

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

Page 27.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, in addition to:
*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,

*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,

*	the effect on our operations of any action by the NYPSC,

*	the effect of any litigation,

*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,

*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,

*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,

*	our ability to retain the services of our senior executives and other key employees,

*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,

*	the effect of any leaks in our transportation and delivery pipelines, and

*	competition to our gas transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's principal executive officer and principal financial officer each concluded that the Company's disclosure controls and procedures are effective as of December 31, 2012.

Page 28.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

On December 30, 2011, the Company entered into a definitive Settlement and Release Agreement (the "Agreement") settling two lawsuits by a former Chairman of the Company. As previously disclosed, Thomas K. Barry sought damages from the Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer to the Company's Form 10-K for the fiscal year ended September 30, 2011 for disclosure regarding the original claims. Under the Agreement, the Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning in calendar 2013, the Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry's deferred compensation agreement) for the longer of ten years or Mr. Barry's lifetime. The Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry's lifetime up to a maximum of 20 payments to replace the life insurance policy. The Company has paid the amounts due in January 2013. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The Company had previously reserved for past due payments as well as accrued a liability for future payments under the deferred compensation agreement and key-man life insurance policy. The savings associated with the reversal of past due payments and change in the liabilities for future payments under the deferred compensation agreement were recognized as a decrease to operating and maintenance expense. The reversal of accrued liability for the key man insurance policy was recognized in other income. The after tax benefit that resulted from these entries was approximately $400,000 as of December 31, 2011, after accounting for legal fees associated with the settlement which are shown in other deductions, net and adjustments to pension expense which are shown in operating and maintenance expense.

Page 29.

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

On August 30, 2012, counsel to Gas Natural, Inc. and Richard M. Osborne sent a letter to counsel representing the Company offering to settle and release, for a $650,000 cash payment, claims related to Gas Natural Inc.'s previous offers to purchase the Company and other activities, including the Company's 2010 rights offering. The Company has been in discussion with representatives of Gas Natural, Inc. and Mr. Osborne. On December 11, 2012, at its regularly scheduled meeting, the Board of Directors approved settling the claims for $200,000 in exchange for general releases and certain other consideration. On December 13, 2012, the Company was notified by counsel for Gas Natural, Inc. that Gas Natural, Inc.'s Board of Directors, Richard Osborne and the Osborne Trust had approved the settlement. The after tax expense that resulted from this agreement was $126,000 and is shown in other deductions, net for the current quarter on the Company's Income Statement. The Company believes its actions in connection with the offers, the rights offering and other activities were in the best interest of the Company and its shareholders.

Item 1A. Risk Factors.

Please refer to risk factors listed under 1A - "Risk Factors" of the Company's Form 10-K for the fiscal year ended September 30, 2012, for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Page 30.

3.1 The Company's Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated September 26, 2007)

3.2 Second Amended and Restated By-Laws of the Company (incorporated by reference to Annex D to the Company's Definitive Proxy Statement filed on April 24, 2007 with the Securities and Exchange Commission)

10.1* Form of Restricted Stock Agreement - Officers under the Corning Natural Gas Corporation's Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 11, 2012, and filed with the Securities and Exchange Commission on December 13, 2012)

10.2* Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation's Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated December 11, 2012, and filed with the Securities and Exchange Commission on December 13, 2012)

31.1** Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2** Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1*** Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*** The following materials from the Corning Natural Gas Corporation Quarterly Report on Form 10-Q for the period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at December 31, 2012, December 31, 2011 and September 30, 2012,

(ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and December 31, 2011,

(iii) the Condensed Consolidated Statements of Cash Flows for the three months ended

December 31, 2012 and December 31, 2011, and (iv) related notes to the Condensed Consolidated Financial Statements.

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

Date: February 13, 2013

By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: February 13, 2013

By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

Page 32.