Form 10-Q
period 2013-03-31
CORNING NATURAL GAS CORP
filed 2013-05-14
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[_]__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 14, 2013
Common Stock, $5.00 par value	2,236,117

Page 2.

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2013.

Page 3.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

Assets
	March 31, 2013	September 30, 2012
Plant:
Utility property, plant and equipment	$57,150,197	$54,198,924
Less: accumulated depreciation	(16,954,565)	(15,888,267)
Total plant utility and non-utility, net	40,195,632	38,310,657

Investments:
Marketable securities available-for-sale at fair value	2,229,560	2,271,721
Investment in joint ventures	472,912	349,193
Total investments	2,702,472	2,620,914

Current assets:
Cash and cash equivalents	13,333	70,083
Customer accounts receivable, (net of allowance for
uncollectible accounts of $291,082 and $209,615,
respectively)	4,101,081	1,626,283
Gas stored underground, at average cost	208,273	2,111,264
Materials and supplies inventory	763,270	1,173,104
Prepaid expenses	1,144,561	726,744
Total current assets	6,230,518	5,707,478

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	801,861	1,545,235
Deferred regulatory costs	2,221,556	1,545,790
Unamortized debt issuance cost (net of accumulated
amortization of $512,677 and $489,522,
respectively)	226,055	249,211
Deferred income taxes	789,924	1,375,665
Other	284,797	259,254
Total deferred debits and other assets	4,324,193	4,975,155

Total assets	$53,452,815	$51,614,204

See accompanying notes to consolidated financial statements.

Page 4.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

Liabilities and capitalization:	March 31, 2013	September 30, 2012

Current liabilities:
Current portion of long-term debt	$1,646,737	$1,571,553
Demand notes payable	750,000	750,000
Borrowings under lines-of-credit	2,738,068	2,196,995
Accounts payable	2,042,963	1,501,193
Accrued expenses	669,306	872,702
Customer deposits and accrued interest	608,396	1,032,739
Dividends declared	279,278	266,205
Deferred income taxes	439,810	270,720
Total current liabilities	9,174,558	8,462,107

Long-term debt, less current installments	11,973,515	12,565,527

Deferred credits and other liabilities:
Deferred compensation	1,388,128	1,499,264
Deferred pension costs & post-retirement benefits	8,079,838	7,680,065
Other	509,170	431,680
Total deferred credits and other liabilities	9,977,136	9,611,009

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,236,117 shares at
March 31, 2013 and 2,220,271 shares at September 30, 2012)	11,180,585	11,101,355
Other paid-in capital	11,830,827	11,698,763
Retained earnings	2,745,442	1,421,918
Accumulated other comprehensive loss	(3,429,248)	(3,246,475)
Total common stockholders' equity	22,327,606	20,975,561

Total liabilities and capitalization	$53,452,815	$51,614,204

See accompanying notes to consolidated financial statements.

Page 5.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Unaudited

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Utility operating revenues	$9,364,499	$8,142,667	$14,953,700	$13,055,962
Natural gas purchased	3,935,385	3,409,252	5,968,586	5,406,366
Gross margin	5,429,114	4,733,415	8,985,114	7,649,596

Cost and expense
Operating and maintenance expense	1,886,646	1,836,562	3,631,073	2,856,974
Taxes other than income taxes	450,873	494,228	876,948	963,464
Depreciation	563,908	418,841	1,041,232	838,592
Other deductions, net	41,430	30,627	285,166	297,204
Total costs and expenses	2,942,857	2,780,258	5,834,419	4,956,234

Utility operating income	2,486,257	1,953,157	3,150,695	2,693,362

Other income and (expense)
Interest expense	(240,741)	(248,761)	(484,584)	(500,120)
Non-utility expense	(9,435)	(625)	(15,942)	(1,800)
Other Income	25,263	24,616	53,105	289,892
Investment income	49,731	48,698	79,458	73,016
Non-utility income from joint ventures	21,122	-	42,719	-
Rental income	12,138	12,138	24,276	24,276

Net income from operations, before income tax	2,344,335	1,789,223	2,849,727	2,578,626

Income tax (expense), current	(873,815)	(448,274)	(597,879)	(210,843)
Income tax benefit (expense), deferred	33,027	(203,792)	(381,501)	(819,822)
Total tax (expense)	(840,788)	(652,066)	(979,380)	(1,030,665)

Net income	1,503,547	1,137,157	1,870,347	1,547,961

Other comprehensive (loss)
Pension adjustment, net of tax	(94,129)	(106,488)	(188,258)	(304,152)
Net unrealized gain on securities available for sale	21,722	69,869	5,485	131,355
Total other comprehensive (loss)	(72,407)	(36,619)	(182,773)	(172,797)

Total comprehensive income	$1,431,140	$1,100,538	$1,687,574	$1,375,164

Weighted average earnings per share-
basic:	$0.67	$0.58	$0.84	$0.82
diluted:	$0.67	$0.57	$0.83	$0.81

Average shares outstanding - basic	2,236,117	1,968,568	2,233,126	1,892,101
Average shares outstanding - diluted	2,245,892	1,981,379	2,243,212	1,905,948

See accompanying notes to consolidated financial statements.

Page 6.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,870,347	$1,547,961
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	1,041,232	838,592
Unamortized debt issuance cost	23,156	22,603
Regulatory Amortizations	673,998	832,468
Stock issued for services and stock option expense	162,731	160,903
Pension adjustment	(188,258)	(304,152)
Loss (Gain) on sale of marketable securities	(53,574)	(87,503)
Deferred income taxes	754,831	792,743
Bad debt expense	117,117	35,094
Undistributed earnings on joint ventures	(42,719)	-

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,591,915)	(1,114,036)
Gas stored underground	1,902,991	1,986,048
Materials and supplies inventories	409,834	237,179
Prepaid expenses	(417,817)	(359,033)
Unrecovered gas costs	743,374	(194,043)
Deferred regulatory costs	(815,318)	(490,798)
Other	(25,543)	2,077
Increase (decrease) in:
Accounts payable	541,770	(282,568)
Accrued expenses	(203,396)	(173,262)
Customer deposits and accrued interest	(424,343)	(224,465)
Deferred compensation	(111,136)	(650,802)
Deferred pension costs & post-retirement benefits	(134,673)	(17,570)
Other liabilities and deferred credits	90,563	21,120
Net cash (used in) provided by operating activities	3,323,252	2,578,556

Cash flows from investing activities:
Purchase of securities available-for-sale	(564,304)	(832,983)
Sale of securities available-for-sale	665,524	1,110,556
Investment in joint ventures	(81,000)	-
Capital expenditures	(2,926,207)	(3,259,790)
Net cash (used in) provided by investing activities	(2,905,987)	(2,982,217)

Cash flows from financing activities:
Proceeds under lines-of-credit	7,358,302	8,477,992
Repayment of lines-of-credit	(6,817,229)	(9,565,329)
Debt issuance expense	-	(658)
Cash received from sale of stock	-	2,350,000
Dividends paid	(498,260)	(406,346)
Proceeds under long-term debt	77,435	18,002
Repayment of long-term debt	(594,263)	(475,081)
Net cash (used in) provided by financing activities	(474,015)	398,580
Net (decrease)increase in cash	(56,750)	(5,081)

Cash and cash equivalents at beginning of period	70,083	173,245

Cash and cash equivalents at end of period	$13,333	$168,164

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$482,213	$497,788
Income taxes	$87,984	$79,554
Non-cash financing activities:
Dividends paid with shares	$48,563	$39,462

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

Note 2 - New Accounting Standards

In February 2013, FASB issued FASB ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard improves the reporting of reclassification adjustments in the statement of income FASB ASU 2013-02 is effective for interim or annual fiscal years beginning after December 15, 2012 for public entities and for fiscal years ending after December 2013 for non-public entities. The Company adopted FASB ASU 2013-02 and it had no impact on the Company's consolidated financial statements.

Note 3 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. There was a drop in the discount rate from 5% to 4% in 2012 which caused the pension liability to increase. The discount rate impact was partially offset by changes in assumptions in the increase rate of compensation which decreased 3% to 2% in 2011 and remained at 2% through 2012. The quarterly accruals for estimated annual pension liability partially offset by the unrealized gain on securities available for sale for the current quarter resulted in an OCI loss of $72,407 for the three months ended March 31, 2013 and $182,773 for the six months ended March 31, 2013. The Company has a regulatory "tracker" relative to pension expense and has therefore studied establishing a regulatory asset to match the pension liability. These financials do not include such a regulatory asset.
	March 31,	September 30,
	2013	2012
Pension adjustment	(3,487,655)	(3,299,397)
Net unrealized gain on securities available for sale	58,407	52,922
Accumulated other comprehensive loss	(3,429,248)	(3,246,475)

Page 8.

Note 4 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:
	Six Months Ended March 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012

Service cost	$197,958	$164,331	$8,643	$7,194
Interest cost	357,531	385,671	23,112	20,785
Expected return on plan assets	(443,282)	(389,097)	-	-
Amortization of prior service cost	7,114	8,209	1,774	(5,846)
Amortization of net (gain) loss	311,967	352,766	(7,771)	(12,237)
Net periodic benefit cost	$431,288	$521,880	$25,758	$9,896

Contributions

The Company expects to contribute $1.0 million to its Pension Plan and $63,000 to its other Post Retirement Benefit Plan in fiscal year 2013. A total of $457,932 has been paid to the Pension Plan for the first six months of this fiscal year.

Note 5 - Rate Cases

On April 20, 2012, the NYPSC issued a final order in Case 11-G-0280 approving a Joint Proposal (the "Proposal") for a three-year rate plan. The Proposal provided for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provided the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provided for property tax reconciliation, treatment of future local production investment, allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. Year one rates became effective May 1, 2012 and year two rates became effective May 1, 2013.

Note 6 - Financing Activities

On May 7, 2010, the Company entered into a credit agreement with Community Bank N.A. for a $1.05 million promissory note at a fixed interest rate of 6.25% for the purpose of funding construction projects at our then new franchise location in the Town of Virgil. This agreement gives our lender a security interest in all fixtures, equipment and inventory related to the Company's franchise in the Town of Virgil as well as the Rabbi Trust account. The note also required an equity contribution of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement:

(i) Maintain a tangible net worth of not less than $11.0 million,

(ii) Maintain a debt to tangible net worth ratio of less than 3.0 to 1.0, and

(iii) Maintain a debt service coverage ratio of 1.10 to 1.

Page 9.

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of March 31, 2013.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. On August 13, 2012 the note was refinanced at a variable interest rate of prime rate plus 1.00% until July 30, 2013. Commencing July 30, 2013 and continuing until August 1, 2018, the Company will pay principal and interest at a fixed rate equal to the prevailing Federal Home Loan Bank of New York Fixed Advance Rate as published five days prior to July 30, 2013, plus 3.75%. The interest rate at March 31, 2013 was 4.25%.

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

In February 2011, we renewed our $7.0 million revolving line of credit with Community Bank N.A. The line of credit had a fluctuating interest rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25% and expired on February 28, 2012. In February 2012, we refinanced the line of credit with Community Bank and the new line of credit bears interest at the greater of 3.25% or the 30-day LIBOR plus 2.25%. In February 2013, we extended this line until May 31, 2013 with the same terms. The interest rate on this loan is adjusted monthly and was 3.25% at March 31, 2013.

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25% above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of March 31, 2013.

On August 13, 2012, the Company entered into agreements with Five Star Bank pursuant to two Promissory Notes in the amount of $250,000 each. Each Note will be payable monthly for five years at the fixed interest rate of 4.46% per annum. At that time, the Notes will have the option to be paid-in-full, refinanced or remain in place for an additional five years with a new effective rate established at that time. The purpose of these Notes is to fund construction of two major projects.

Note 7 - Stock Based Compensation

The board of directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company (see Note 12 for further information). The shares awarded become unrestricted upon a director leaving the board. Directors who also serve as officers of the Company are not compensated for their service as directors. Since these shares are restricted, in recording compensation expense, the expense accrued is 25% less than the closing price of the stock on the day the stock was awarded. Management of the Company believes this discount is reasonable for thinly traded stock such as that of the Company. On January 29, 2013, shares were issued for the quarter ended December 31, 2012. Information regarding shares of stock awarded to directors in the current quarter of 2013 is summarized below.

Page 10.
	Fees Earned or Paid	1/29/2013
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $11.625/Share)	($)	($)
6 Directors	-	2,250	26,156	26,156

In addition, the Board of Directors authorized the sale of 600 shares of the Company's common stock to Leatherstocking Gas Company, LLC. Leatherstocking Gas Company, LLC has assigned these shares to Carl T. Hayden in compensation for past service as a director of the Company's joint venture affiliate, Leatherstocking Gas Company, LLC. These shares were issued in January 2013 and recognized this quarter. Information regarding this sale is summarized below:
	Fees Earned or Paid	1/10/2013
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $16.00/Share)	($)	($)
Leatherstocking Gas Company LLC	-	600	9,600	9,600

Note 8 - Fair Value Measurements

The Company has determined the fair value of certain assets through application of FASB ASC 820.

Fair value of assets and liabilities measured on a recurring basis at March 31, 2013 and September 30, 2012 are as follows:
Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3

March 31, 2013
Available-for-sale securities	$2,229,560.00	$2,229,560.00	0	0

September 30, 2012
Available-for-sale securities	$2,271,721.00	$2,271,721.00	0	0

Gains and losses included in earnings for the periods reported in investment income as follows:

Investment Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Total gains included in earnings	$49,731	$48,698	$79,458	$73,016

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Page 11.

Note 9 - Stock Options

On September 23, 2008, the board of directors approved performance based stock options for the officers totaling 19,000 shares at an exercise price of $17.00 per share. 9,000 of these options vested on the first anniversary of the grant date and 5,000 vested on the second anniversary of the grant date. The remaining 5,000 of these options vested on the third anniversary of the grant date. No additional options were granted during fiscal years ended September 30, 2009 and September 30, 2010. On December 14, 2010, the board of directors granted 9,000 compensatory stock options to certain of the Company's executive officers at an exercise price of $19.25 per share. These options were exercisable on or after December 15, 2011 and expire on the fourth anniversary of the grant date. No options were issued for the six months ended March 31, 2013. The number of shares and exercise price of each of the option awards have been adjusted to reflect the stock dividend paid on April 20, 2011 (see Note 12 - Stock Dividend for additional information) and are shown below.

The following summarizes the stock options outstanding as of March 31, 2013 for the fiscal year to date:
	2013
	Stock Options
	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	42,000	$11.81
Options granted	-
Options exercised during quarter ended March 31, 2013	-
Options canceled during quarter ended march 31, 2013	-
Outstanding at March 31, 2013	42,000	$11.81	1.22 years
Exercisable at March 31, 2013	42,000	$11.81	1.22 years

Note 10 - Dividends

Dividends are accrued when declared by the board of directors. At its regular meeting on December 14, 2010, the board of directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share. The dividend rate of $.1725 reflects the pre-stock split dividend rate (see Note 12 - Stock Dividend for additional information). The board of directors reviewed the quarterly dividend rate at its regular meeting on June 14, 2011 and adjusted the dividend rate to $.115. At its regular meeting on February 10, 2012, the board of directors approved an increase in the quarterly dividend to $.12 a share. Shareholders of record on December 21, 2012, were paid this dividend on December 31, 2012. At its regular meeting on February 12, 2013, the board of directors approved an increase in the quarterly dividend to $.125 a share. Shareholders of record on March 31, 2013, were paid this dividend on April 15, 2013.

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. During this quarter no shares have been issued under this program.

Page 12.

Note 11 - Leatherstocking Companies

The Company's subsidiary the Corning Natural Gas Appliance Corporation ("Appliance Corp"), as assignee of the Company, formed a limited liability company (LLC) in November 2010, as a joint venture with Mirabito Regulated Industries for the purpose of providing natural gas in areas of New York and Pennsylvania that currently do not have natural gas service. This venture, Leatherstocking Gas Company, LLC, ("Leatherstocking Gas") is currently moving forward on expansions to several areas in the northeast. The Company and Mirabito Regulated Industries each owns 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Company and Mirabito Regulated Industries who is not an officer, director, shareholder or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. Leatherstocking has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor and Village and Town of Unadilla in New York. In addition, Leatherstocking Gas has acquired thirteen franchises in Susquehanna County, Pennsylvania. Leatherstocking has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service.

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

Investment in joint ventures as of September 30 2012	$ 349,193
Investment in joint ventures during six months ended March 31, 2013	81,000
Earnings in joint ventures during six months ended March 31, 2013	42,719
Ending Balance in joint ventures as of March 31, 2013	$ 472,912

Note 12 - Stock Dividend

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

Page 13.

Note 13 - Settlement of Lawsuits

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

On August 30, 2012, counsel to Gas Natural, Inc. and Richard M. Osborne sent a letter to counsel representing the Company offering to settle and release, for a $650,000 cash payment, claims related to Gas Natural Inc.'s previous offers to purchase the Company and other activities, including the Company's 2010 rights offering. The Company has been in discussion with representatives of Gas Natural, Inc. and Mr. Osborne. On December 11, 2012, at its regularly scheduled meeting, the Board of Directors approved settling the claims for $200,000 in exchange for general releases and certain other consideration. On December 13, 2012, the Company was notified by counsel for Gas Natural, Inc. that Gas Natural, Inc.'s Board of Directors, Richard Osborne and the Osborne Trust had approved the settlement. The after tax expense that resulted from this agreement was $126,000 and was shown in other deductions, net for the quarter ending December 31, 2012, on the Company's Income Statement. The Company believes its actions in connection with the offers, the rights offering and other activities were in the best interest of the Company and its shareholders.

Page 14.

Note 14 - Effective Tax Rate
Income tax expense for the six months ended March 31 is as follows:

	2013	2012
Current	$597,879	$210,843
Deferred	381,501	819,822
Total	$979,380	$1,030,665
Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:
	2013	2012
Expected federal tax expense	$968,907	$969,553
State tax expense (net of federal)	202,331	202,465
Net operating loss carryforwards	-	67,961
Other, net	-191,858	-209,314
Actual tax expense	$979,380	$1,030,665

The effective tax rate for the period ending March 31, 2013 was 34.4% instead of the expected rate of 41.1% mainly due to components of non-taxable income and reconciliation of tax rates for prior periods. The effective tax rate for the period ending March 31, 2012 was 40% instead of the expected rate of 41.1% due to reconciliation of a prior period tax liability offsetting the benefits of bonus depreciation.

Note 15 - Private Placement of Common Stock

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

Page 15.

Note 16 - Chapter 11 Protection Filed by Significant Customer

On August 2, 2012, the Company received notice that a significant customer filed for protection under Chapter 11 of the United States Bankruptcy Code. The customer received funding from their principal lender to continue to operate and pay bills going forward. As of March 31, 2013, the Company has reserved $253,148, which is the outstanding amount consistent with the Company's accounting policies.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional research capacity in our service area that is increasing our revenue and margins. Corning Incorporated has recently announced a major expansion of one of their production plants in the area and we expect to see significant load growth by 2015. Several new institutional and commercial facilities have been announced in our service territory. For example, the following projects are moving forward: a new hospital, two local motels, a new dormitory for the local community college and a large expansion to a local museum. A new math/science high school opened in the fall. We completed a project to provide service to a large asphalt plant in May 2012 and a farm complex in October 2012.

We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009. This pipeline has significantly increased throughput and margins. In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. We have recently reactivated a major producer interconnect in New York State that increased revenues and margins in the quarter. Finally, we have formed two joint ventures, Leatherstocking Gas Company, LLC and Leatherstocking Gas Pipeline Company, LLC, to pipe gas to areas of the northeast currently without gas service. Leatherstocking Pipeline is operational serving an asphalt plant in Pennsylvania while Leatherstocking Gas is expected to start serving customers in Susquehanna County, Pennsylvania in the fall of 2013. We have contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In calendar 2012 we exceeded our goals and replaced 9.2 miles of pipe and 432 services. We have begun work on the systematic replacement of 7 1/2 miles of bare steel pipe and 350 bare steel services for 2013. We will also construct approximately 5 miles of new pipe to interconnect the Company's Line 15 with Inergy Storage in the Town of Bath. Line 15 is the high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport and the Towns of Urbana and Bath, New York. In 2012, the Company completed installation of new distribution lines to a local asphalt plant and large farm complex to assist them in fuel cost savings. The Company will continue on its goal to end the calendar year with 10 or fewer repairable leaks remaining on our books.

Page 16.

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended March 31, 2013, net income increased by $366,390 compared to the same period in 2012 mainly due to the rate increase and higher producer volumes. For the six months ended March 31, 2013, net income increased by $322,386 compared to the same period in 2012 for the same reasons. As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity as determined under applicable regulations. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2013 fiscal year to date, stockholders' equity increased from $20,975,561 to $22,327,606. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2013 to date, we have spent $2.9 million on projects and safety-related infrastructure improvements. For the first six months of fiscal 2013 we repaired 116 leaks, replaced 151 bare steel services and replaced 28,431 feet of bare steel main.
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net Income	$1,503,547	$1,137,157	$1,870,347	$1,547,961

Shareholders' equity	$22,327,606	$18,126,303	$22,327,606	$18,126,303

Shareholders' equity per weighted average share	$9.98	$9.21	$10.00	$9.58

Revenue and Margin

The demand for natural gas is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could reduce our earnings and cash flows as a result of lower gas sales. We mitigate the risk of warmer winter weather through the weather normalization and revenue decoupling clauses in our tariffs. These clauses allow the Company to surcharge customers for under recovery of revenue during warmer than normal weather and conversely result in customer returns in colder weather.

Utility operating revenues increased $1,221,832 in the three months ended March 31, 2013 and $1,897,738 for the six months ended March 31, 2013 compared to the same periods last year due to the rate increase that became effective in May 2012, more favorable regulatory amortizations and higher producer volumes. As of September 1, 2009, 100% of the fixed amount and 80% of the monthly volumetric charge due to line 13 (our pipeline connecting Marcellus production in Pennsylvania to the rest of our distribution system) are now allocated to offset our costs of building the pipeline. As of fiscal year 2011, we are recognizing the revenue and increasing the accumulated depreciation and depreciation expense instead of decreasing the plant account. Other revenue increased for this fiscal year to date compared to last year mainly because of the new reconciliation of contract customer target amounts. We reconcile several accounts on an annual basis, two of the biggest being the RDM and Lost and Unaccounted For ("LAUF") incentive reconciliations. The RDM was reconciled for the first time in fiscal year 2011 to reflect the difference between actual delivery revenue and the target revenue filed with the NYPSC and resulted in a negative income impact in that year because we had recorded revenues higher than the target. For the annual reconciliation of LAUF in December of 2012, we had a benefit of $15,069 and in December of 2011, we had a benefit of $43,044 that partially offset the reversal of $365,194 for the period ended December 2010. The following tables further summarize other income on the operating revenue table:

Page 17.

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Other gas revenues:
Customer discounts forfeited	$28,382	$26,879	$39,838	$39,590
Reconnect fees	660	740	1,740	2,340
Gas revenues subject to refund	154,586	134,694	359,712	(96,413)
Surcharges	2,713	2,777	5,762	5,625
Total other gas revenues	$186,341	$165,090	$407,052	($48,858)

	2013	2012	2013	2012
Gas revenues subject to refund:
Rate case amortizations	$-	$-	$-	$4,093
DRA carrying costs	996	2,171	4,390	7,718
Line 15 Carrying Costs	-	22,259	-	40,719
Contract customer reconciliation	129,688	-	315,024	-
Monthly RDM amortizations	23,902	110,264	25,229	195,028
Annual RDM reconciliation	-	-	-	(25,374)
Annual MFC reconciliation	-	-	-	3,553
LAUF incentive reconciliation	-	-	15,069	(322,150)
	$154,586	$134,694	$359,712	($96,413)

The following table summarizes our operating revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Retail revenue:
Residential	$5,383,903	$4,722,364	$8,290,924	$7,405,121
Commercial	919,756	811,662	1,375,837	1,246,305
Industrial	24,692	16,224	48,566	34,360
Transportation	1,476,167	1,513,255	2,535,966	2,684,610
Total retail revenue	7,804,518	7,063,505	12,251,293	11,370,396
Wholesale	950,664	653,465	1,587,538	1,178,223
Local Production	422,976	260,607	707,817	556,201
Other	186,341	165,090	407,052	(48,858)
Total utility operating revenue	$9,364,499	$8,142,667	$14,953,700	$13,055,962

Gas purchases are our largest expense. We entered into a new gas management agreement with Conoco Phillips Corporation effective as of April 1, 2011. Purchased gas expense increased $526,133 for the three months ended March 31, 2013 and $562,220 for the six months ended March 31, 2013 compared to the same periods last year due primarily to lower prices partially offsetting higher volumes and less favorable regulatory adjustments for the period.

Page 18.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage decreased slightly by .15% for the three months ended March 31, 2013 compared to the same period last year primarily because of less favorable GAC adjustments for the period that have been partially offset by the rate increase in May 2012 and lower gas prices. Margin increased by 1.5% for this fiscal year to date compared to last year primarily due to the rate increase and higher volumes sold.
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Utility operating revenues	$9,364,499	$8,142,667	$14,953,700	$13,055,962

Natural gas purchased	3,935,385	3,409,252	5,968,586	5,406,366

Margin	$5,429,114	$4,733,415	$8,985,114	$7,649,596

Margin %	57.98%	58.13%	60.09%	58.59%

Operating Expenses

Operating and maintenance expense increased $50,084 in the first quarter of fiscal 2013 compared to the same quarter of fiscal 2012 mainly because of bad debt expense recognized this quarter (please see Note 16 - Chapter 11 Protection Filed by Significant Customer for further information). Operating and maintenance expense increased by $774,099 for fiscal 2013 year to date compared to the period of fiscal 2012 mainly because of the recognition of pension savings associated with the settlement of the Barry lawsuits of $674,016 in December 2011 (see Note 13 - Settlement of Lawsuits in Notes to Consolidated Financial Statements for further information). Depreciation expense increased by $145,067 in this quarter compared to the same period in 2012 mainly due to increased utility plant depreciation as well as local production revenues which affect depreciation (see Revenue and Margin discussion above) offset by a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. There was an increase of $202,640 in depreciation expense for the six months ended March 31, 2013 compared to last year for the same reasons. Interest expense showed a decrease of $8,020 for the quarter and $15,536 for the year to date from fiscal 2013 to 2012 due to better interest rates offsetting new loan instruments in the period. The lower borrowings under the lines of credit in in both quarter and year to date also decreased interest expense for the periods compared to the prior year.

Net Income

Net income increased $366,390 for the quarter ended March 31, 2013 compared to the same period in 2012 due primarily to the rate increase, favorable regulatory amortizations and higher producer volumes. Net income increased $322,386 for the first six months of the fiscal year compared to last year for the same reasons.

Page 19.

Liquidity and Capital Resources

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $4.0 million annually due to an infrastructure investment mandate in our recent rate orders from the NYPSC. In fiscal year 2013 to date, we have spent approximately $2.9 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Company. We anticipate that our aggressive capital construction program will continue to require the Company to raise new debt and/or equity in the future.

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

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have a $7.0 million revolving line of credit with an interest rate of the greater of 3.25% or 2.25% above the 30-day LIBOR. The amount outstanding under this line on March 31, 2013 was approximately $2.7 million with an interest rate of 3.25%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $13.6 million in long term debt outstanding including current year installments as of March 31, 2013. We repaid $594,263 in the first six months of fiscal 2013 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with Manufacturers and Traders Trust Company to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. On March 4, 2010, the $6 million loan agreement with Manufacturers and Traders Trust Company was amended to increase the interest rate to 6.5% and to make other adjustments.

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

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of one month LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The interest rate was 4.5% as of March 31, 2013. We are in compliance with the financial covenants in this debt instrument as of its annual measurement date on September 30, 2012.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. On August 13, 2012 the note was refinanced at a variable interest rate of prime rate plus 1.00% until July 30, 2013. Commencing July 30, 2013 and continuing until August 1, 2018, the Company will pay principal and interest at a fixed rate equal to the prevailing Federal Home Loan Bank of New York Fixed Advance Rate as published five days prior to July 30, 2013, plus 3.75%. The interest rate at March 31, 2013 was 4.25%.

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

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25% above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of March 31, 2013.

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

On August 13, 2012, the Company entered into agreements with Five Star Bank pursuant to two Promissory Notes in the amount of $250,000 each. Each Note is payable monthly for five years at the fixed interest rate of 4.46% per annum. At that time, the Notes will have the option to be paid-in-full, refinanced or remain in place for an additional five years with a new effective rate established at that time. The purpose of these Notes is to fund construction of two major projects.

During this quarter, we mainly withdrew gas from storage and as of March 31, 2013, had a balance of $208,273 worth of gas in storage. During the next quarter, we will be injecting gas into storage for the next winter season.

Page 21.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

In February 2013, we renewed our revolving line of credit for three months at an interest rate of the greater of 3.25% or the 30-day LIBOR plus 2.25%. The interest rate on this loan is adjusted monthly and was 3.25% at March 31, 2013. We are in compliance with the financial covenants in this debt instrument as of March 31, 2013.

The Appliance Corp and Mirabito Regulated Industries (MRI) each own 50% of Leatherstocking Gas and each appoint three managers to operate the new company. The seventh manager is a neutral manager agreed to by the Company and MRI who is not an officer, director, or employee of either company. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from MRI; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. Leatherstocking has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor and Village and Town of Unadilla in New York. On November 23, 2011, Leatherstocking Gas filed for thirteen franchises in Susquehanna County, Pennsylvania. The Company received the required approvals to serve in Pennsylvania in September 2012. In 2013 Leatherstocking Gas filed for two additional franchises in Pennsylvania. The Company is in the development stage regarding the commencement of building facilities. Construction in Susquehanna County, Pennsylvania is expected to start in the second quarter of calendar 2013. We are anticipating that the construction costs will be approximately $2.5 million and plan to finance 60% of these costs with new debt instruments. The remainder will be contributed equally by the partners. The Company and MRI each expect to invest $500,000 into the project. Additionally Leatherstocking continues to be in discussions with municipal officials along the I-88 corridor in New York State. Leatherstocking is still acquiring municipal utility franchises and intends to connect to existing and new gas production in the area. Leatherstocking officials also intend to connect to the Constitution Pipeline which is a joint venture between Cabot Oil & Gas Corp., Williams Partners, LP and Piedmont Gas, and is scheduled to be operational in 2015.

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

Page 22.

In testimony filed by its consultants on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747. The Company contested the testimony filed on July 8, 2011. The Company and BEGWS met with the NYPSC Staff on July 11, 2011, to discuss findings to date on the petition. No order has been issued by the NYPSC on this matter. The meter investigation associated with the petition is ongoing. BEGWS and the Company are scheduled to meet in Albany, New York, for a technical conference on May 15, 2013. The purpose of the meeting is to determine if any of the contested issues in this proceeding can be settled. Currently, the Company does not believe that the BEGWS petition, whether it is granted or not, would have a material financial impact.

The NYPSC on January 25, 2011 acted on the Company's second stage request in Case 08-G-1137. The amount of the second stage was estimated to be approximately $164,000. The actual amount of the second stage rate increase was $228,342 determined via a reconciliation process that covered September 2010 to August 2011. That amount was deferred and recovered via the Delivery Rate Adjustment in 2012.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provided for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provided the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provided for property tax reconciliation, treatment of future local production investment, cost allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates effective May 1, 2012. In the order the NYPSC directed the Company and the other parties to the case, including Staff, to collaborate on a code of conduct for the Company and its affiliates. This code of conduct was contemplated to be used until a more comprehensive code of conduct is established in conjunction with the establishment of a holding company structure for the Company and its affiliates, as requested in Case 12-G-0141 discussed below. As a result of the collaborative process, nearly all issues concerning the code of conduct were resolved. The major exception is a difference between the Company and Staff regarding the extent to which Company employees can be made available to perform services on behalf of affiliates. Except for certain officers who are permitted to carry out functions on behalf of Leatherstocking Gas, Staff argued that no distribution company employees should be made available. The Company, on the other hand, asserted that other employees can and should be used in affiliate operations. The affiliate would be charged for their services on fully loaded basis.On October 18, 2012, the NYPSC issued an order adopting affiliate standards that prohibited the sharing of distribution company employees other than specified officers with Corning affiliates. Pursuant to that order, these standards are to remain in place unless and until replaced or modified in the proceeding on the Company's request to establish a holding company structure (Case 12-G-0141). On November 19, 2012, the Company filed a petition requesting clarification or rehearing of the October order. The clarification petition is to be withdrawn, conditioned upon approval of the Holding Company Joint Proposal filed in Case 12-G-0141 and 11-G-0417, discussed below. The second year rate increase of $899,674 provided for in Case 11-G-0280 becomes effective on May 1, 2013.

Page 23.

On August 8, 2011, the Company and Mirabito Holdings, Inc. ("MHI") filed a joint petition requesting that the NYPSC authorize the acquisition by MHI of up to 15 percent of the Company's voting capital stock. The petition was submitted pursuant to a provision of the New York Public Service Law (Section 70) that requires NYPSC authorization for acquisitions in excess of 10 percent of such stock of a utility. Pursuant to a NYPSC Notice Consolidating Proceedings and Scheduling Procedural Conference issued August 16, 2012, this proceeding, designated Case 11-G-0417, was consolidated with Case 12-G-0141, discussed below, in which the Company seeks authorization to form a holding company. The Joint Proposal in the consolidated proceedings, discussed below, supports authorization of the stock purchase.

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

On March 26, 2012, the Company filed a petition with the NYPSC in Case 12-G-0141 requesting authority to reorganize into a holding company structure. The Company is one of the few energy utilities in New York State that does not have a holding company structure. The Company has concluded that the absence of such a structure, and particularly not having the flexibility it affords for financing, is inhibiting the raising of capital. The petition includes a request to use up to $1 million to fund initial construction of Leatherstocking Gas Company, LLC facilities to permit exercise of recently granted franchises for its distribution system in Pennsylvania. By a notice issued by the NYPSC on August 16, 2012, this proceeding was consolidated with Case 11-G-0417 pertaining to the acquisition of stock by MHI. On December 21, 2012, the Administrative Law Judge assigned to these two proceedings issued a schedule for the filing of testimony, the conduct of hearings and the filing of briefs. Subsequently, the Company and the NYPSC Staff that, based on exploratory discussions, it appeared that some or all of the issues in these proceedings could be settled. A settlement between Staff and the Company was reached and filed on March 15, 2013 as a Joint Proposal. If adopted by the NYPSC, the Joint Proposal would: authorize the formation of a holding company; place certain restrictions on the members of the Company's Board of Directors and officers designed to avoid conflicts of interest; ease some of the restrictions on employee sharing between regulated and unregulated operations; implement a series of measures designed to limit exposure of customers of the regulated utility to risk from unregulated business units; provide for sharing of revenues from unregulated operations in the regulated utility's service area and use of regulated facilities in furtherance of unregulated operations; provide for withdrawal of the Company's November 19, 2012 petition for clarification or rehearing in Case 11-G-0280; authorize the stock acquisition for which approval was sought in Case 11-G-0417; and authorize the use of $1 million in funds derived from the rendition of service as a loan to Leatherstocking Gas to permit construction of its new facilities in Pennsylvania and New York. The Company anticipates NYPSC action on this Joint Proposal in the near future.

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

Page 24.

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

Page 25.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, in addition to:
*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,

*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,

*	the effect on our operations of any action by the NYPSC,

*	the effect of any litigation,

*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,

*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,

*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,

*	our ability to retain the services of our senior executives and other key employees,

*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,

*	the effect of any leaks or unexpected events in our transportation and delivery systems, and

*	competition to our gas transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Page 26.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, the Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's principal executive officer and principal financial officer each concluded that the Company's disclosure controls and procedures are effective as of March 31, 2013.

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

Page 27.

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

On August 30, 2012, counsel to Gas Natural, Inc. and Richard M. Osborne sent a letter to counsel representing the Company offering to settle and release, for a $650,000 cash payment, claims related to Gas Natural Inc.'s previous offers to purchase the Company and other activities, including the Company's 2010 rights offering. The Company has been in discussion with representatives of Gas Natural, Inc. and Mr. Osborne. On December 11, 2012, at its regularly scheduled meeting, the Board of Directors approved settling the claims for $200,000 in exchange for general releases and certain other consideration. On December 13, 2012, the Company was notified by counsel for Gas Natural, Inc. that Gas Natural, Inc.'s Board of Directors, Richard Osborne and the Osborne Trust had approved the settlement. The after tax expense that resulted from this agreement was $126,000 and was shown in other deductions, net for the quarter ending December 31, 2012, on the Company's Income Statement. The Company believes its actions in connection with the offers, the rights offering and other activities were in the best interest of the Company and its shareholders.

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

Page 28.

Item 6. Exhibits.

31.1** Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2** Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1*** Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*** The following materials from the Corning Natural Gas Corporation Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at March 31, 2013 and September 30, 2012,

(ii) the Consolidated Statements of Comprehensive Income for the three months and six months ended March 31, 2013 and March 31, 2012,

(iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and March 31, 2012, and

(iv) related notes to the Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

**Filed herewith

***Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CORNING NATURAL GAS CORPORATION

Date: May 14, 2013	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2013	By: /s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Page 29.