Form 10-Q
period 2013-06-30
CORNING NATURAL GAS CORP
filed 2013-08-12
CIK 24751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[_]__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 12, 2013
Common Stock, $5.00 par value	2,240,706

Page 2.

As used in this Form 10-Q, the terms "Company," "Corning," "Registrant," "we," "us," and "our" mean Corning Natural Gas Corporation and its subsidiary, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2013.

Page 3.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Unaudited)

Assets
	June 30, 2013	September 30, 2012
Plant:
Utility property, plant and equipment	$58,087,457	$54,198,924
Less: accumulated depreciation	(17,578,351)	(15,888,267)
Total plant utility and non-utility, net	40,509,106	38,310,657

Investments:
Marketable securities available-for-sale at fair value	2,195,411	2,271,721
Investment in joint ventures	490,926	349,193
Total investments	2,686,337	2,620,914

Current assets:
Cash and cash equivalents	15,411	70,083
Customer accounts receivable, (net of allowance for
uncollectible accounts of $265,731 and $209,615)
respectively	2,894,414	1,626,283
Gas stored underground, at average cost	1,227,306	2,111,264
Materials and supplies inventory	915,598	1,173,104
Prepaid expenses	1,081,692	726,744
Total current assets	6,134,421	5,707,478

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	504,160	1,545,235
Deferred regulatory costs	2,385,261	1,545,790
Unamortized debt issuance cost (net of accumulated
amortization of $523,787 and $489,522),
respectively	218,247	249,211
Deferred income taxes	693,671	1,375,665
Other	292,527	259,254
Total deferred debits and other assets	4,093,866	4,975,155

Total assets	$53,423,730	$51,614,204

See accompanying notes to condensed consolidated financial statements.

Page 4.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Unaudited)

Liabilities and capitalization:	June 30, 2013	September 30, 2012

Current liabilities:
Current portion of long-term debt	$1,655,188	$1,571,553
Demand notes payable	750,000	750,000
Borrowings under lines-of-credit	2,898,578	2,196,995
Accounts payable	1,899,574	1,501,193
Accrued expenses	818,713	872,702
Customer deposits and accrued interest	563,164	1,032,739
Dividends declared	279,851	266,205
Deferred income taxes	428,928	270,720
Total current liabilities	9,293,996	8,462,107

Long-term debt, less current installments	11,676,981	12,565,527

Deferred credits and other liabilities:
Deferred compensation	1,399,242	1,499,264
Deferred pension costs & post-retirement benefits	8,304,784	7,680,065
Other	378,013	431,680
Total deferred credits and other liabilities	10,082,039	9,611,009

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,240,706 shares at
June 30, 2013 and 2,220,271 shares at September 30, 2012)	11,203,530	11,101,355
Other paid-in capital	11,876,185	11,698,763
Retained earnings	2,853,690	1,421,918
Accumulated other comprehensive loss	(3,562,691)	(3,246,475)
Total common stockholders' equity	22,370,714	20,975,561

Total liabilities and capitalization	$53,423,730	$51,614,204

See accompanying notes to condensed consolidated financial statements.

Page 5.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income(Loss)

Unaudited
	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Utility operating revenues	$5,387,140	$3,806,388	$20,340,840	$16,862,351
Natural gas purchased	1,752,896	915,381	7,721,482	6,321,747
Gross margin	3,634,244	2,891,007	12,619,358	10,540,604

Cost and expense
Operating and maintenance expense	1,687,647	1,709,284	5,318,720	4,566,258
Taxes other than income taxes	430,669	442,736	1,307,617	1,406,200
Depreciation	611,608	427,837	1,652,840	1,266,429
Other deductions, net	32,872	76,440	318,038	373,644
Total costs and expenses	2,762,796	2,656,297	8,597,215	7,612,531

Utility operating income	871,448	234,710	4,022,143	2,928,073

Other income and (expense)
Interest expense	(227,730)	(224,848)	(712,314)	(724,969)
Non-utility expense	(7,247)	(7,492)	(23,189)	(9,292)
Other Income	2,063	642	55,168	290,533
Investment income	21,936	18,703	101,394	91,719
Non-utility income(loss) from joint ventures	(81,987)	-	(39,268)	-
Rental income	12,138	12,138	36,414	36,414

Net income from operations, before income tax	590,621	33,853	3,440,348	2,612,478

Income tax benefit (expense), current	60,633	335,425	(537,247)	124,582
Income tax benefit (expense), deferred	(263,162)	(300,080)	(644,663)	(1,119,902)
Total tax benefit (expense)	(202,529)	35,345	(1,181,910)	(995,320)

Net income	388,092	69,198	2,258,438	1,617,158

Other comprehensive (loss)
Pension adjustment, net of tax	(94,129)	(106,488)	(282,386)	(410,640)
Net unrealized gain (loss) on securities available for sale	(39,315)	(27,261)	(33,830)	104,094
Total other comprehensive (loss)	(133,444)	(133,749)	(316,216)	(306,546)

Total comprehensive income (loss)	$254,648	($64,551)	$1,942,222	$1,310,612

Weighted average earnings per share-
basic:	$0.17	$0.04	$1.01	$0.84
diluted:	$0.17	$0.03	$1.01	$0.84

Average shares outstanding - basic	2,239,906	1,972,193	2,235,386	1,918,798
Average shares outstanding - diluted	2,250,753	1,983,937	2,245,987	1,931,652

See accompanying notes to condensed consolidated financial statements.

Page 6.
CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,258,438	$1,617,158
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	1,652,840	1,266,429
Unamortized debt issuance cost	34,265	34,007
Regulatory Amortizations	1,016,713	1,201,913
Stock issued for services and stock option expense	187,984	223,095
Pension adjustment	(282,387)	(410,640)
Loss (gain) on sale of marketable securities	(44,316)	(75,188)
Deferred income taxes	840,202	614,214
Bad debt expense	150,675	133,648
Undistributed (earnings)loss on joint ventures	39,267	-

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,418,806)	(349,885)
Gas stored underground	883,958	1,160,205
Materials and supplies inventories	257,506	86,317
Prepaid expenses	(354,948)	(248,922)
Unrecovered gas costs	1,041,075	261,381
Deferred regulatory costs	(1,048,829)	(1,335,369)
Other	(33,273)	(13,677)
Increase (decrease) in:
Accounts payable	398,381	(60,601)
Accrued expenses	(53,989)	(97,294)
Customer deposits and accrued interest	(469,575)	(250,000)
Deferred compensation	(100,022)	(650,802)
Deferred pension costs & post-retirement benefits	(182,636)	(117,122)
Other liabilities and deferred credits	(40,021)	12,411
Net cash (used in) provided by operating activities	4,732,502	3,001,278

Cash flows from investing activities:
Purchase of securities available-for-sale	(886,286)	(1,042,417)
Sale of securities available-for-sale	973,083	1,300,553
Investment in joint ventures	(181,000)	-
Capital expenditures	(3,851,288)	(4,639,576)
Net cash (used in) provided by investing activities	(3,945,491)	(4,381,440)

Cash flows from financing activities:
Proceeds under lines-of-credit	10,772,291	11,834,971
Repayment of lines-of-credit	(10,070,708)	(11,482,911)
Debt issuance cost expense	(3,302)	(983)
Cash received from sale of stock	10,796	2,350,000

Page 7.
Dividends paid	(745,849)	(682,243)
Proceeds under long-term debt	108,858	18,002
Repayment of long-term debt	(913,769)	(721,931)
Net cash (used in) provided by financing activities	(841,683)	1,314,905
Net (decrease) increase in cash	(54,672)	(65,257)

Cash and cash equivalents at beginning of period	70,083	173,245

Cash and cash equivalents at end of period	$15,411	$107,988

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$712,314	$723,551
Income taxes	$115,984	$132,129
Non-cash financing activities:
Dividends paid with shares	$80,817	$62,181

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

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

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended September 30, 2012. These interim condensed consolidated financial statements have not been audited by a firm of certified public accountants.

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

Page 8.

Note 3 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. There was a drop in the discount rate from 5% to 4% in 2012 which caused the pension liability to increase. The discount rate impact was partially offset by changes in assumptions in the increase rate of compensation which decreased 3% to 2% in 2011 and remained at 2% through 2012. The quarterly accruals for estimated annual pension liability partially and the unrealized loss on securities available for sale for the current quarter resulted in an OCI loss of $133,444 for the three months ended June 30, 2013 and $316,216 for the nine months ended June 30, 2013. The Company has a regulatory "tracker" relative to pension expense and has therefore studied establishing a regulatory asset to match the pension liability. These financials do not include such a regulatory asset.
	June 30,	September 30,
	2013	2012
Pension adjustment	($3,581,784)	($3,299,397)
Net unrealized gain on securities available for sale	19,093	52,922
Accumulated other comprehensive loss	($3,562,691)	($3,246,475)

Note 4 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:
	Nine Months Ended June 30,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012

Service cost	$296,937	$246,496	$12,964	$10,791
Interest cost	536,297	578,506	34,667	31,177
Expected return on plan assets	(664,922)	(583,646)	-	-
Amortization of prior service cost	10,671	12,314	2,660	(8,768)
Amortization of net (gain) loss	467,950	529,149	(11,657)	(18,355)
Net periodic benefit cost	$646,933	$782,819	$38,634	$14,845

Contributions

The Company expects to contribute $1.0 million to its Pension Plan and $63,000 to its other Post Retirement Benefit Plan in fiscal year 2013. A total of $667,706 has been paid to the Pension Plan for the first nine months of this fiscal year.

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

Page 9.

divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. Year one rates became effective May 1, 2012 and year two rates became effective May 1, 2013.

Note 6 - Financing Activities

On May 7, 2010, the Company entered into a credit agreement with Community Bank N.A. for a $1.05 million promissory note at a fixed interest rate of 6.25% for the purpose of funding construction projects at our then new franchise location in the Town of Virgil, New York. This agreement gives our lender a security interest in all fixtures, equipment and inventory related to the Company's franchise in the Town of Virgil as well as the Rabbi Trust account. The note also required an equity contribution of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000 on May 4, 2010. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement:

(i) Maintain a tangible net worth of not less than $11.0 million,

(ii) Maintain a debt to tangible net worth ratio of less than 3.0 to 1.0, and

(iii) Maintain a debt service coverage ratio of 1.10 to 1.

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of June 30, 2013.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. On August 13, 2012 the note was refinanced at a variable interest rate of prime rate plus 1.00% until July 30, 2013. Commencing July 30, 2013 and continuing until August 1, 2018, the Company will pay principal and interest at a fixed rate equal to the prevailing Federal Home Loan Bank of New York Fixed Advance Rate as published five days prior to July 30, 2013, plus 3.75%. The interest rate at June 30, 2013 was 4.25%.

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

In February 2011, we renewed our $7.0 million revolving line of credit with Community Bank N.A. The line of credit had a fluctuating interest rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25% and expired on February 28, 2012. In February 2012, we refinanced the line of credit with Community Bank and the new line of credit bears interest at the greater of 3.25% or the 30-day LIBOR plus 2.25%. In February 2013, we extended this line until July 27, 2013 with the same terms. On June 21, 2013 we renewed the line with an increase to $8 million. Under the new terms, the bank no longer has a security interest in the deposit account of Corning known as the "Rabbi Trust". The interest rate on this was 2.99% at June 30, 2013. Beginning on July 1, 2013, the interest rate will be calculated as the 30-day LIBOR plus 2.8%.

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25% above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of June 30, 2013.

Page 10.

On August 13, 2012, the Company entered into agreements with Five Star Bank pursuant to two Promissory Notes in the amount of $250,000 each. Each Note will be payable monthly for five years on a ten year amortization schedule at the fixed interest rate of 4.46% per annum. At the end of the five year period, the Notes will have the option to be paid-in-full, refinanced or remain in place for an additional five years with a new effective rate established at that time. The purpose of these Notes was to fund construction of two major projects.

Note 7 - Stock Based Compensation

The board of directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company (see Note 12 for further information). The shares awarded become unrestricted upon a director leaving the board.Directors who also serve as officers of the Company are not compensated for their service as directors.Since these shares are restricted, in recording compensation expense, the expense accrued is 25% less than the closing price of the stock on the day the stock was awarded. Management of the Company believes this discount is reasonable for thinly traded stock such as that of the Company. On May 21, 2013, shares were issued for the quarter ended March 31, 2013. Information regarding shares of stock awarded to directors in the current quarter of 2013 is summarized below.

	Fees Earned or Paid	5/21/2013
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $15.49/Share)	($)	($)
6 Directors	-	2,250	34,853	34,853

In addition, the Board of Directors authorized the sale of 75 shares of the Company's common stock to Leatherstocking Gas Company, LLC. Leatherstocking Gas Company, LLC has assigned these shares to Carl T. Hayden in compensation for service as a director of the Company's joint venture affiliate, Leatherstocking Gas Company, LLC for the quarter ended March 31, 2013. These shares were issued in June 2013 and recognized this quarter. Information regarding this sale is summarized below:
	Fees Earned or Paid	6/21/2013
	in Cash	Stock Awards	Stock Awards	Total
	($)	(@ $15.95/Share)	($)	($)
Leatherstocking Gas Company LLC	-	75	1,196	1,196

Note 8 - Fair Value Measurements

The Company has determined the fair value of certain assets through application of FASB ASC 820.

Fair value of assets and liabilities measured on a recurring basis at June 30, 2013 and September 30, 2012 are as follows:
Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3

June 30, 2013
Available-for-sale securities	$2,195,411	$2,195,411	0	0

September 30, 2012
Available-for-sale securities	$2,271,721	$2,271,721	0	0

Page 11.

Gains and losses included in earnings for the periods reported in investment income as follows:

Investment Income
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Total gains or (losses) included in earnings	$21,936	$18,703	$101,394	$91,719

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 9 - Stock Options

On September 23, 2008, the board of directors approved performance based stock options for the officers totaling 19,000 shares at an exercise price of $17.00 per share. 9,000 of these options vested on the first anniversary of the grant date and 5,000 vested on the second anniversary of the grant date. The remaining 5,000 of these options vested on the third anniversary of the grant date. No additional options were granted during fiscal years ended September 30, 2009 and September 30, 2010. On December 14, 2010, the board of directors granted 9,000 compensatory stock options to certain of the Company's executive officers at an exercise price of $19.25 per share. These options were exercisable on or after December 15, 2011 and expire on the fourth anniversary of the grant date. No options were issued for the nine months ended June 30, 2013. The number of shares and exercise price of each of the option awards have been adjusted to reflect the stock dividend paid on April 20, 2011 (see Note 12 - Stock Dividend for additional information) and are shown below.

The following summarizes the stock options outstanding as of June 30, 2013 for the fiscal year to date:
	2013
	Stock Options

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted Average Contractual Term

Outstanding at September 30, 2012	42,000	$11.81
Options granted	-
Options exercised during quarter ended June 30, 2013	-
Options canceled during quarter ended June 30, 2013	-
Outstanding at June 30, 2013	42,000	$11.81	.97 years
Exercisable at June 30, 2013	42,000	$11.81	.97 years

Page 12.

Note 10 - Dividends

Dividends are accrued when declared by the board of directors. At its regular meeting on December 14, 2010, the board of directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share. The dividend rate of $.1725 reflects the pre-stock split dividend rate (see Note 12 - Stock Dividend for additional information). The board of directors reviewed the quarterly dividend rate at its regular meeting on June 14, 2011 and adjusted the dividend rate to $.115. At its regular meeting on February 10, 2012, the board of directors approved an increase in the quarterly dividend to $.12 a share. Shareholders of record on December 21, 2012, were paid this dividend on December 31, 2012. At its regular meeting on February 12, 2013, the board of directors approved an increase in the quarterly dividend to $.125 a share. Shareholders of record on June 30, 2013, were paid this dividend on July 15, 2013.

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. During this quarter 2,264 shares have been issued under this program.

Note 11 - Leatherstocking Companies

The Company's subsidiary the Corning Natural Gas Appliance Corporation ("Appliance Corp"), as assignee of the Company, formed a limited liability company (LLC) in November 2010, as a joint venture with Mirabito Regulated Industries for the purpose of providing natural gas in areas of New York and Pennsylvania that currently do not have natural gas service. This venture, Leatherstocking Gas Company, LLC, ("Leatherstocking Gas") is currently moving forward on expansions to several areas in the northeast. The Company and Mirabito Regulated Industries each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Company and Mirabito Regulated Industries who is not an officer, director, shareholder or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Michael I German is the Chief Executive Officer and President of the Company and is also a stockholder and current board member of the Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. Leatherstocking has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor and Village and Town of Unadilla and the Village of Delhi in New York. In addition, Leatherstocking Gas has acquired fifteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. Construction in the Township of Bridgewater, Pennsylvania began in July 2013.

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

Page 13.
Investment in joint ventures as of September 30 2012	$ 349,193
Investment in joint ventures during nine months ended June 30, 2013	181,000
Earnings/(loss) in joint ventures during nine months ended June 30, 2013	(39,267)
Ending Balance in joint ventures as of June 30, 2013	$ 490,926

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

On August 30, 2012, counsel to Gas Natural, Inc. and Richard M. Osborne sent a letter to counsel representing the Company offering to settle and release, for a $650,000 cash payment, claims related to Gas Natural Inc.'s previous offers to purchase the Company and other activities, including the Company's 2010 rights offering. The Company has been in discussion with representatives of Gas Natural, Inc. and Mr. Osborne. On December 11, 2012, at its regularly scheduled meeting, the Board of Directors approved settling the claims for $200,000 in exchange for general releases and certain other consideration. On December 13, 2012, the Company was notified by counsel for Gas Natural, Inc. that Gas Natural, Inc.'s Board of Directors, Richard Osborne and the Osborne Trust had approved the settlement. The after tax expense that resulted from this agreement was $126,000 and was shown in other deductions, net for the quarter ending December 31, 2012, on the Company's Consolidated Statement of Income. The Company believes its actions in connection with the offers, the rights offering and other activities were in the best interest of the Company and its shareholders.

Page 14.

Note 14 - Effective Tax Rate

Income tax expense for the nine months ended June 30 is as follows:
	2013	2012
Current	($537,247)	$124,582
Deferred	(644,663)	(1,119,902)
Total	($1,181,910)	($995,320)

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:
	2013	2012
Expected federal tax expense	$1,169,718	$888,243
State tax expense (net of federal)	244,265	185,486
Net operating loss carryforwards	-	67,961
Other, net	(232,073)	(146,370)
Actual tax expense	$1,181,910	$995,320

The effective tax rate for the period ending June 30, 2013 was 34.4% instead of the expected rate of 41.1% mainly due to components of non-taxable income and reconciliation of tax rates for prior periods. The effective tax rate for the period ending June 30, 2012 was 38.1% instead of the expected rate of 41.1% due to reconciliation of a prior period tax liability offsetting the benefits of bonus depreciation.

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

Note 16 - Chapter 11 Protection Filed by Significant Customer

On August 2, 2012, the Company received notice that a significant customer filed for protection under Chapter 11 of the United States Bankruptcy Code. The customer received funding from its principal lender to continue to operate and remained current on its payments to the Company. In April 2013, the assets of the customer were sold in a bankruptcy auction. The new customer has remained current on its bills.

Page 15.

Note 17 - Subsequent Events

On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance the construction in Bridgewater. This Line of Credit agreement was finalized when it was filed with the Pennsylvania Department of Transportation on July 30, 2013.

In order to reorganize the regulated and unregulated businesses of the Company, Corning Natural Gas Holding Corporation (the "Holding Company"), currently a wholly-owned subsidiary of the Company, was incorporated under the laws of the State of New York on July19, 2013. The Holding Company was formed to serve as the parent holding company of the Company, Appliance Corp and, directly or indirectly, the interests in the Leatherstocking Joint Venture Companies. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters," the NYPSC approved the formation of the Holding Company and the reorganization of the Company into a holding company structure on May 17, 2013.

The reorganization into the holding company structure requires approval of holders of at least 66 2/3rds of the Company's common stock and the exchange of shares of common stock of the Company for common stock of the Holding Company. On August 1, 2013, the Holding Company filed a Registration Statement/Proxy Statement on Form S-4 (the "Registration Statement") with the SEC to register the securities to be issued by the Holding Company in connection with the exchange and to file a proxy statement for a special meeting of the Company's shareholders regarding the proposal to create the holding company structure and the exchange of shares of the Company's common stock on a one-for-one basis for shares of the Holding Company's common stock. Company shareholders will vote on the holding company proposal at a special meeting of shareholders to be held after the Registration Statement has been declared effective by the SEC. Please refer to the Registration Statement of Corning Natural Gas Holding Corporation on the SEC's website (www.sec.gov) for more information regarding the holding company proposal and reorganization. The Registration Statement is currently under review by the SEC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional research capacity in our service area that is increasing our revenue and margins. Corning Incorporated has recently announced a major expansion of one of its production plants in the area and we expect to see significant load growth by 2015. Several new institutional and commercial facilities have been announced in our service territory. For example, the following projects are moving forward: a new hospital, two local motels, a new dormitory for the local community college and a large expansion to a local museum. A new math/science high school opened in the fall of 2012. We completed a project to provide service to a large asphalt plant in May 2012 and a farm complex in October 2012.

We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009. This pipeline has significantly increased throughput and margins. In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. We have recently reactivated a major producer interconnect in New York State that increased revenues and margins in the quarter. Finally, we have formed two joint ventures, Leatherstocking Gas Company, LLC and Leatherstocking Gas Pipeline Company, LLC, to pipe gas to areas of the northeast currently without gas service. Leatherstocking Pipeline is operational serving an asphalt plant in Pennsylvania, while Leatherstocking Gas is expected to start serving customers in Susquehanna County, Pennsylvania in the fall of 2013. We have contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines.

Page 16.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In calendar year 2012 we exceeded our goals and replaced 9.2 miles of pipe and 432 services. We have begun work on the systematic replacement of 7 1/2 miles of bare steel pipe and 350 bare steel services for 2013. We will also construct approximately 5 miles of new pipe to interconnect the Company's Line 15 with Inergy Storage in the Town of Bath. Line 15 is the high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport and the Towns of Urbana and Bath, New York. In 2012, the Company completed installation of new distribution lines to a local asphalt plant and large farm complex to assist them in fuel cost savings. The Company will continue on its goal to end the calendar year with 10 or fewer repairable leaks remaining on our books.

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended June 30, 2013, net income increased by $318,894 compared to the same period in 2012 mainly due to the rate increase, favorable regulatory amortizations and higher producer volumes. For the nine months ended June 30, 2012, net income increased by $641,280 compared to the same period in 2012 for the same reasons. As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity as determined under applicable legal standards. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2013 fiscal year to date, stockholders' equity increased from $20,975,561 to $22,370,714. We currently plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2013 to date, we have spent $3.9 million on projects and safety-related infrastructure improvements. For the first nine months of fiscal 2013 we repaired 166 leaks, replaced 193 bare steel services and replaced 29,241 feet of bare steel main.
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net Income/(loss)	$388,092	$69,198	$2,258,438	$1,617,158

Shareholders' equity	$22,370,714	$17,848,046	$22,370,714	$17,848,046

Shareholders' equity per weighted average share	$9.99	$9.05	$10.01	$9.30

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

Page 17.

Utility operating revenues increased $1,580,752 in the three months ended June 30, 2013 and $3,478,489 for the nine months ended June 30, 2013 compared to the same periods last year due to the rate increases that became effective in May 2012 and May 2013, more favorable regulatory amortizations and higher producer volumes. As of September 1, 2009, 100% of the fixed amount and 80% of the monthly volumetric charge due to line 13 (our pipeline connecting Marcellus production in Pennsylvania to the rest of our distribution system) are now allocated to offset our costs of building the pipeline. As of fiscal year 2011, we are recognizing the revenue and increasing the accumulated depreciation and depreciation expense instead of decreasing the plant account. Other revenue increased for this fiscal year to date compared to last year mainly because of the new reconciliation of contract customer target amounts. We reconcile several accounts on an annual basis, two of the biggest being the RDM and Lost and Unaccounted For ("LAUF") incentive reconciliations. The RDM was reconciled for the first time in fiscal year 2011 to reflect the difference between actual delivery revenue and the target revenue filed with the NYPSC and resulted in a negative income impact in that year because we had recorded revenues higher than the target. For the annual reconciliation of LAUF in December of 2012, we had a benefit of $15,069 and in December of 2011, we had a benefit of $43,044 that partially offset the reversal of $365,194 for the period ended December 2010. The following tables further summarize other income on the operating revenue table:
	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Other gas revenues:
Customer discounts forfeited	$33,877	$22,413	$73,714	$62,003
Reconnect fees	1,160	920	2,900	3,260
Gas revenues subject to refund	190,581	151,783	550,293	55,370
Surcharges	3,007	2,730	8,769	8,355
Total other gas revenues	$228,625	$177,846	$635,676	$128,988
		X
	2013	2012	2013	2012
		X
Gas revenues subject to refund:
Rate case amortizations	$-	$-	$-	$4,093
DRA carrying costs	1,191	2,233	5,581	9,952
Line 15 Carrying Costs	-	7,808	-	48,527
Monthly RDM amortizations	8,418	53,661	33,647	248,689
Annual RDM reconciliation	(1,811)	(50,576)	(1,811)	(75,951)
Annual MFC reconciliation	(62,653)	83,398	(62,653)	86,951
Contract customer target reconciliation	97,249	55,259	412,273	55,259
Local production reconciliation	148,187	-	148,187	-
LAUF incentive reconciliation	-	-	15,069	(322,150)
	$190,581	$151,783	$550,293	$55,370
The following table summarizes our operating revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Retail revenue:
Residential	$2,952,702	$1,934,580	$11,243,626	$9,339,702
Commercial	455,078	264,373	1,830,915	1,510,678
Industrial	24,470	18,394	73,035	52,755
Transportation	839,195	855,086	3,282,769	3,438,279
Total retail revenue	4,271,445	3,072,433	16,430,345	14,341,414
Wholesale	425,153	295,128	2,105,084	1,574,767
Local Production	461,917	260,981	1,169,735	817,182
Other	228,625	177,846	635,676	128,988
Total utility operating revenue	$5,387,140	$3,806,388	$20,340,840	$16,862,351

Page 18.

Gas purchases are our largest expense. We entered into a gas management agreement with Conoco Phillips Corporation effective as of April 1, 2011. Purchased gas expense increased $837,515 for the three months ended June 30, 2013 and $1,399,736 for the nine months ended June 30, 2013 compared to the same periods last year due primarily to higher prices and higher volumes.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage decreased by 8.49% for the three months ended June 30, 2013 compared to the same period last year primarily because of less favorable GAC adjustments and higher gas prices for the period that have been partially offset by the rate increases in May 2012 and May 2013. Margin decreased slightly by .47% for this fiscal year to date compared to last year primarily due to the rate increases and higher volumes sold.
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Utility operating revenues	$5,387,140	$3,806,388	$20,340,840	$16,862,351

Natural gas purchased	1,752,896	915,381	7,721,483	6,321,747

Margin	$3,634,244	$2,891,007	$12,619,357	$10,540,604

Margin %	67.46%	75.95%	62.04%	62.51%

Operating Expenses

Operating and maintenance expense decreased $21,637 in the third quarter of fiscal 2013 compared to the same quarter of fiscal 2012 mainly because of lower labor costs. Operating and maintenance expense increased by $752,462 for fiscal 2013 year to date compared to the same period of fiscal year 2012 mainly because of the recognition of pension savings associated with the settlement of the Barry lawsuits of $674,016 in December 2011 (see Note 13 - Settlement of Lawsuits in Notes to Consolidated Financial Statements for further information) effectively reducing operating expenses in that period. Depreciation expense increased by $183,771 in this quarter compared to the same period in 2012 mainly due to increased utility plant depreciation as well as local production revenues which affect depreciation (see Revenue and Margin discussion above) offset by a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. There was an increase of $386,410 in depreciation expense for the nine months ended June 30, 2013 compared to last year for the same reasons. Interest expense showed an increase of $2,882 for the quarter from fiscal 2013 to 2012 due to new loan instruments in the period offsetting better interest rates. Interest expense decreased $12,655 for the year to date this year compared to last year mainly because of lower borrowings under the lines of credit and better interest rates.

Net Income

Net income increased $318,894 for the quarter ended June 30, 2013 compared to the same period in 2012 due primarily to the rate increases, favorable regulatory amortizations and higher producer volumes. Net income increased $641,280 for the first nine months of the fiscal year compared to last year for the same reasons.

Page 19.

Liquidity and Capital Resources

Capital expenditures are the principal use of internally generated cash flow. Capital expenditures have historically exceeded $4.0 million annually due to an infrastructure investment mandate in our recent rate orders from the NYPSC. In fiscal year 2013 to date, we have spent approximately $3.9 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Company. We anticipate that our aggressive capital construction program will continue to require the Company to raise new debt and/or equity in the future.

We expect to invest approximately $500,000 in Leatherstocking Gas to lay pipeline in Pennsylvania. Please see Note 11 - Leatherstocking Companies for further information.

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, including accelerated depreciation of plant the results from transportation revenue from moving local production gas through the system; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Company's cash flow is seasonal. Out flows are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have an $8.0 million revolving line of credit with an interest rate of 2.99% at June 30, 2013. Beginning on July 1, 2013, the interest rate will be calculated as the 30-day LIBOR plus 2.8%. The amount outstanding under this line on June 30, 2013 was approximately $2.9 million. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $13.3 million in long term debt outstanding including current year installments as of June 30, 2013. We repaid $913,769 in the first nine months of fiscal 2013 consistent with the requirements of our debt instruments and refinancing activities. On May 7, 2008, we entered into a credit agreement with Manufacturers and Traders Trust Company to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. On March 4, 2010, the $6 million loan agreement with Manufacturers and Traders Trust Company was amended to increase the interest rate to 6.5% and to make other adjustments.

On May 7, 2010, the Company entered into a credit agreement with Community Bank N.A. for a $1.05 million promissory note at a fixed interest rate of 6.25% for the purpose of paying for the construction projects of our franchise located in the Town of Virgil, New York. This agreement gives our lender a security interest in all fixtures, equipment and inventory related to the Company's franchise in the Town of Virgil as well as the Rabbi Trust account. The note also required an equity contribution of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000 on May 4, 2010. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement:

(i) Maintain a tangible net worth of not less than $11.0 million,

(ii) Maintain a debt to tangible net worth ratio of less than 3.0 to 1.0, and

(iii) Maintain a debt service coverage ratio of 1.10 to 1.

Page 20.

On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of the 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The interest rate was 4.5% as of June 30, 2013. We are in compliance with the financial covenants in this debt instrument as of its annual measurement date on September 30, 2012.

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. On August 13, 2012 the note was refinanced at a variable interest rate of prime rate plus 1.00% until July 30, 2013. Commencing July 30, 2013 and continuing until August 1, 2018, the Company will pay principal and interest at a fixed rate equal to the prevailing Federal Home Loan Bank of New York Fixed Advance Rate as published five days prior to July 30, 2013, plus 3.75%. The interest rate at June 30, 2013 was 4.25%.

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

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with Manufacturers and Traders Trust Company to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25% above 30-day LIBOR or 4.25%. The interest rate was 4.25% as of June 30, 2013.

On July 27, 2012, the Company entered into a Line of Credit Agreement and Term Loan Agreement in the amount of $2.45 million with Community Bank, N.A. to fund construction projects in our NYPSC mandated repair/replacement program for 2012. From July 27, 2012 to November 30, 2012 ("Draw Period"), the note was payable as interest only at a rate of the greater of 3.00 percentage points above 30-day LIBOR or 3.75%. On November 30, 2012, the note converted to a permanent loan payable monthly for five years with the same interest rate calculated on a ten-year amortization schedule. A final payment will be due on the maturity date equal to the outstanding principal and interest.

On August 13, 2012, the Company entered into agreements with Five Star Bank pursuant to two Promissory Notes in the amount of $250,000 each. Each Note will be payable monthly for five years on a ten year amortization schedule at the fixed interest rate of 4.46% per annum. At the end of the five year period, the Notes will have the option to be paid-in-full, refinanced or remain in place for an additional five years with a new effective rate established at that time. The purpose of these Notes was to fund construction of two major projects.

During this quarter, we mainly injected gas into storage and as of June 30, 2013, had a balance of $1,227,306 worth of gas in storage. During the next quarter, we will also be injecting gas into storage for the next winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Page 21.

Contractual Obligations

In February 2013, we renewed our revolving line of credit for three months at an interest rate of the greater of 3.25% or the 30-day LIBOR plus 2.25%. On June 21, 2013 we renewed the line with an increase to $8 million. Under the new terms, the bank no longer has a security interest in the deposit account of Corning known as the "Rabbi Trust". The interest rate on this was 2.99% at June 30, 2013. Beginning on July 1, 2013, the interest rate will be calculated as the 30-day LIBOR plus 2.8%. We are in compliance with the financial covenants in this debt instrument as of June 30, 2013.

The Appliance Corp and Mirabito Regulated Industries (MRI) each own 50% of Leatherstocking Gas and each appoint three managers to operate the company. The seventh manager is a neutral manager agreed to by the Company and MRI who is not an officer, director, or employee of either company. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from MRI; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Company and is also a stockholder and current board member of the Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. Leatherstocking has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla and Village of Delhi in New York. On November 23, 2011, Leatherstocking Gas filed for thirteen franchises in Susquehanna County, Pennsylvania. The Company received the required approvals to serve in Pennsylvania in September 2012. In 2013 Leatherstocking Gas filed for two additional franchises in Pennsylvania and received approval this quarter. The Company has commenced building facilities in Bridgewater Township, Pennsylvania. We are anticipating that the construction costs will be approximately $2.5 million and plan to finance 60% of these costs with new debt instruments. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance the construction in Bridgewater. This Line of Credit agreement was finalized when it was filed with the Pennsylvania Department of Transportation on July 30, 2013. The remainder will be contributed equally by the partners. The Company and MRI each expect to invest approximately $500,000 into the project. Additionally Leatherstocking continues to be in discussions with municipal officials along the I-88 corridor in New York State. Leatherstocking is still acquiring municipal utility franchises and intends to connect to existing and new gas production in the area. Leatherstocking officials also intend to connect to the Constitution Pipeline which is a joint venture between Cabot Oil & Gas Corp., Williams Partners, LP, Piedmont Gas and Washington Gas Light, and is scheduled to be operational in 2015.

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

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC, in Case 10-G-0598 that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS has requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company conducted a comprehensive review of the BEGWS claim. The Company installed new meters for BEGWS in 2009 and believes that those meters and the resulting bills have been accurate. On January 26, 2011, the Company

Page 22.

responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. In testimony filed by its consultants on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747. The Company contested the testimony filed on July 8, 2011. The Company and BEGWS met with the NYPSC Staff on July 11, 2011, to discuss findings to date on the petition. No order has been issued by the NYPSC on this matter. The meter investigation associated with the petition is ongoing. BEGWS and the Company met in Albany, New York, for a technical conference on May 15, 2013. The purpose of the meeting was to determine if any of the contested issues in this proceeding could be settled. The parties did not resolve any of the contested issues at the meeting, but agreed to continue settlement discussions. Currently, the Company does not believe that the BEGWS petition, whether it is granted or not, would have a material financial impact.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provided for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provided the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provided for property tax reconciliation, treatment of future local production investment, cost allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates effective May 1, 2012. In the order the NYPSC directed the Company and the other parties to the case, including Staff, to collaborate on a code of conduct for the Company and its affiliates. This code of conduct was contemplated to be used until a more comprehensive code of conduct is established in conjunction with the establishment of a holding company structure for the Company and its affiliates, as requested in Case 12-G-0141 discussed below.On October 18, 2012, the NYPSC issued an order adopting affiliate standards that included certain restrictions, among them a prohibition on the sharing of distribution company employees other than specified officers with Corning affiliates. Pursuant to that order, these standards remained in place until they were modified when the NYPSC issued an order on the Company's request to establish a holding company structure (Case 12-G-0141). The second year rate increase of $899,674 provided for in Case 11-G-0280 became effective on May 1, 2013.

On August 8, 2011, the Company and Mirabito Holdings, Inc. ("MHI") filed a joint petition requesting that the NYPSC authorize the acquisition by MHI of up to 15 percent of the Company's voting capital stock.The petition was submitted pursuant to a provision of the New York Public Service Law (Section 70) that requires NYPSC authorization for acquisitions in excess of 10 percent of such stock of a utility.This proceeding, designated Case 11-G-0417, was consolidated with Case 12-G-0141, discussed below, in which the Company sought authorization to form a holding company. The Joint Proposal in the consolidated proceedings which was adopted by the NYPSC, as discussed below, supported authorization of the stock purchase.

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

Page 23.

On March 26, 2012, the Company filed a petition with the NYPSC in Case 12-G-0141 requesting authority to reorganize into a holding company structure. The petition included a request to use up to $1 million to fund initial construction of Leatherstocking Gas Company, LLC facilities to permit exercise of recently granted franchises for its distribution system in Pennsylvania. This proceeding was consolidated with Case 11-G-0417 pertaining to the acquisition of stock by MHI, as discussed above.A settlement between Staff and the Company was reached and filed on March 15, 2013 as a Joint Proposal. In an order issued May 17, 2013, the NYPSC adopted the Joint Proposal and authorized the formation of a holding company; placed certain restrictions on the members of the Company's Board of Directors and officers designed to avoid conflicts of interest; eased some of the restrictions on employee sharing between regulated and unregulated operations; implemented a series of measures designed to limit exposure of customers of the regulated utility to risk from unregulated business units; provided for sharing of revenues from unregulated operations in the regulated utility's service area and use of regulated facilities in furtherance of unregulated operations; provided for withdrawal of the Company's November 19, 2012 petition for clarification or rehearing in Case 11-G-0280; authorized the stock acquisition for which approval was sought in Case 11-G-0417; and authorized the use of $1 million in funds derived from the rendition of service as a loan to Leatherstocking Gas to permit construction of its new facilities in Pennsylvania and New York. The reorganization into the holding company structure requires approval of holders of at least 66 2/3rds of the Company's common stock and the exchange of shares of common stock of the Company for common stock of the Holding Company. On August 1, 2013, the Holding Company filed a Registration Statement/Proxy Statement on Form S-4 (the "Registration Statement") with the SEC to register the securities to be issued by the Holding Company in connection with the exchange and to file a proxy statement for a special meeting of the Company's shareholders regarding the proposal to create the holding company structure and the exchange of shares of the Company's common stock on a one-for-one basis for shares of the Holding Company's common stock. Company shareholders will vote on the holding company proposal at a special meeting of shareholders to be held after the Registration Statement has been declared effective by the SEC. Please refer to the Registration Statement of Corning Natural Gas Holding Corporation on the SEC's website (www.sec.gov) for more information regarding the holding company proposal and reorganization. The Registration Statement is currently under review by the SEC.

On May 6, 2013 the Company and The Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 ("Zucker Trust") filed a joint petition with the NYPSC for a declaratory ruling that the purchase of up to 15 percent of the Company's common stock by the Zucker Trust does not require authorization by the NYPSC under a provision of the New York Public Service Law that requires such authorization for certain types of entities to own more than 10 percent of a New York gas utility's voting capital stock. In the event that the NYPSC concludes that such approval is required, the Company and the Zucker Trust have requested that the NYPSC issue an order granting the authority to purchase the Company's stock. The NYPSC has not yet made a determination in this case.

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

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis; therefore, certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements. Please refer to Note 3 - Statement of Other Comprehensive Income (Loss) in the Notes to the Financial Statements for further disclosures. However, we expect to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in accordance with the applicable NYPSC authorization. The Company's pension expense for financial reporting purposes is the amount approved by the NYPSC in the Company's last base rate case. Those amounts are $970,000, $970,000 and $1,285,000 for the periods beginning May 1, 2013, May 1, 2012 and September 1, 2009, respectively. The Company on a monthly basis (1/12 of the annual amount) accrues the amount determined by the latest actuarial estimate of its FASB ASC 715 liability. The Company then compares the FASB ASC 715 amount to the monthly pension allowance approved by the NYPSC. The difference is recorded to expense (plus or minus) in order to match the pension expense included in base delivery rates by order of the NYPSC noted above. The amount (plus or minus) required tomatch the pension expense allowed by the NYPSC is recorded as either a regulatory asset or liability and is deferred for subsequent rate consideration.

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

Page 25.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, the Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, the Company's principal executive officer and principal financial officer each concluded that the Company's disclosure controls and procedures are effective as of June 30, 2013.

Page 26.

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

Page 27.

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

The Company has several lawsuits pending of the type incurred in the normal course of business and that the Company believes that any potential losses should be covered by insurance and will not have a material impact on business.

Item 1A. Risk Factors.

Please refer to risk factors listed under 1A - "Risk Factors" of the Company's Form 10-K for the fiscal year ended September 30, 2012, for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

10.1 Letter of Commitment between the Company and Community Bank N.A dated May 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 21, 2013)

10.2 Commercial Line of Credit Agreement and Note between the Company and Community Bank N.A. dated June 21, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 21, 2013)

Page 28.

10.3 Addendum to Commercial Line of Credit Agreement and Note between the Company and Community Bank N.A dated June 21, 2013 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated June 21, 2013)

10.4 Agreement to Cancel Security Agreement between the Company and Community Bank N.A dated June 21, 2013 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated June 21, 2013)

31.1** Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2** Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1*** Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*** The following materials from the Corning Natural Gas Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at June 30, 2013 and September 30, 2012,

(ii) the Condensed Consolidated Statements of Comprehensive Income(Loss) for the three months and nine months ended June 30, 2013 and June 30, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended

June 30, 2013 and June 30, 2012, and (iv) related notes to the Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

____________

**Filed herewith

***Furnished herewith

Page 29.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CORNING NATURAL GAS CORPORATION

Date: August 12, 2013	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2013	By: /s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Page 30.